Form 10QSB
period 1996-03-31
K&S VENTURES INC
filed 1996-05-14
CIK 928373

U.S. SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON, D.C. 20549


                                            Form 10-QSB

                                      Quarterly Report Under
                                the Securities Exchange Act of 1934

                                For Quarter Ended:  March 31, 1996

                                 Commission File Number:  0-24684



                                       K & S VENTURES, INC.
            (Exact name of small business issuer as specified in its charter)

                                             Colorado
                  (State or other jurisdiction of incorporation or organization)

                                            84-1214336
                                 (IRS Employer Identification No.)

                                       19921 East Kent Drive
                                         Aurora, Colorado
                             (Address of principal executive offices)

                                               80013
                                            (Zip Code)

                                          (303) 690-7851
                                    (Issuer's Telephone Number)


(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports),
and (2) has been subject to such filing requirements for the past 90 days:   Yes
__X__   No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 1996, was 10,000 shares.

                                              PART I



ITEM 1.     FINANCIAL STATEMENTS.

      The unaudited financial statements for the three month period ended March 31, 1996, are attached hereto.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

      The Company generated no revenues during the three month period ending March 31, 1996. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

      The Company's securities are currently not liquid. There are no market makers in the Company's securities and it is not anticipated that any market will develop in the Company's securities until such time as the Company successfully implements its business plan of engaging in a business opportunity, either by merger or acquisition of assets. The Company presently has no liquid financial resources to offer such a candidate and must rely upon an exchange of its stock to complete such a merger or acquisition.

      Because the Company is not required to pay rent or salaries to any of its officers or directors, management believes that the Company has sufficient funds to continue operations through the foreseeable future.

                                    PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS - None

ITEM 2.     CHANGES IN SECURITIES - NONE

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE.

ITEM 5.     OTHER INFORMATION - NONE.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K -

            (a)    Exhibits
                   EX-27       Financial Data Schedule

            (b)    Reports on Form 8-K - None.

K & S VENTURES, INC.
(A Development Stage Company)
Unaudited
Balance Sheet
                                              Unaudited         Audited
                                              March 31        December 31
                                                 1996             1995
                                              _________       ___________
ASSETS

  Current Assets - Cash                       $       0       $         0
                                              _________       ___________
TOTAL ASSETS                                  $       0       $         0


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities-Accounts Payable          $   4,110       $     4,110
                                              _________       ___________
   Total Current Liabilities                  $   4,110       $     4,110


SHAREHOLDERS' EQUITY

  Common Stock - $.01 Par Value;
  100,000,000 Shares Authorized,
  10,000 Issued and Outstanding               $     100       $       100

  Additional Paid In Capital                     15,047            15,047

  Deficit Accumulated During
    the Development Stage                       (19,257)          (19,257)
                                              _________       ___________
Total Shareholders' Equity                    $  (4,110)      $    (4,110)
                                              _________       ___________
TOTAL LIABILITIES
  AND SHAREHOLDERS' EQUITY                    $       0       $         0


K & S VENTURES, INC.
(A Development Stage Company)
Unaudited
Statement of Operations
                                 For the       For the
                              Three Months   Three Months    (Inception)
                                  Ended          Ended          Thru
                                March 31,      March 31,      March 31,
                                   1996          1995           1996
                              ____________   ____________   _____________
Income
  Sales                       $          0   $          0   $      52,949
  Less Returns and
    Allowance                            0              0            (962)
                              ____________   ____________   _____________
    Net Sales                 $          0   $          0   $      51,987

Cost of Sales                            0              0          44,876
                              ____________   ____________   _____________
Gross Profit                  $          0   $          0   $       7,111

Operating Expenses
  Legal                       $          0   $          0   $       4,110
  Telephone                              0              0           4,080
  Postage and shipping                   0              0           4,840
  Office supplies                        0              0             588
  Bank charges                           0              0              56
  Depreciation                           0              0              94
  Taxes and licenses                     0              0             339
  Automobile                             0              0           3,065
  Commissions                            0              0             170
  Payroll taxes                          0              0              27
  Advertising & Promotion                0              0           2,812
  Professional fees                      0              0             380
  Utilities                              0              0              97
  Travel & Entertainment                 0              0           3,937
  Supplies                               0              0           1,733
  Donations                              0              0              40
                              ____________   ____________   _____________
    Total Operating Expenses             0              0          26,368

Net (Loss)                    $          0   $          0  $      (19,257)


Net (Loss) Per Share          $     ($0.00)   $    ($0.00) $       ($1.93)

Common Shares
  Outstanding                       10,000         10,000          10,000


K & S VENTURES, INC.
(A Development Stage Company)
Unaudited
Cash Flow Statement
                                    For the       For the
                                 Three Months   Three Months    (Inception)
                                     Ended          Ended           Thru
                                   March 31,      March 31,       March 31,
                                      1996          1995            1996
                                 ____________   ____________   ______________
Cash Flows From
  Operating Activities:
    Net (Loss)                   $          0   $          0   $     (19,157)
  Adjustments to Reconcile
    Net Income to Net Cash
    Provided (Used) by
    Operating Activities:
      Depreciation Expense                  0              0               0
      Increase (Decrease)
       in Accounts Payable                  0              0           4,110
                                 ____________   ____________   _____________
  Cash Flows From
    Operating Activities                    0              0         (15,147)

Cash Flows From
  Financing Activities:
    Issuance of Common Stock                0              0             100
    Additional Paid In Capital              0              0          15,047
                                 ____________   ____________   _____________
  Cash Flows From
    Financing Activities                    0              0          15,147
                                 ____________   ____________   _____________

Net Increase (Decrease) in Cash             0              0               0

Cash At Beginning of Period                 0              0               0
                                 ____________   ____________   _____________
Cash At End of Period            $          0   $          0   $           0



K & S VENTURES, INC.
(A Development Stage)
Unaudited
Statement of Shareholders' Equity
                                                           Deficit
                                                         Accumulated
                        Number of            Additional   During the
                          Shares     Common    Paid In   Development
                       Common Stock   Stock    Capital      Stage      Total
                       ____________  ______  __________  ___________  _______
Balance at
  June 21, 1990                   0  $    0  $       0  $        0  $       0

Issuance of Common Stock:
  March 4, 1991 - For
  Cash At $.01
  Per Share                  10,000  $  100          0           0        100

Net (Loss)                                       2,358      (2,505)      (147)
                       ____________  ______  __________  ___________  _______
Balance at
  December 31, 1992          10,000     100      2,358      (2,505)       (47)

Net (Loss)                                                 (11,432)   (11,432)
                       ____________  ______  __________  ___________  _______
Balance at
  December 31, 1993          10,000     100      2,358     (13,937)   (11,479)

Net (Loss)                                      12,689      (1,210)    (1,210)
                       ____________  ______  __________  ___________  _______
Balance at
  December 31, 1994          10,000     100     15,047     (15,147)         0

Net (Loss)                                       4,110      (4,110)         0
                       ____________  ______  __________  ___________  _______
Balance at
  December 31, 1995          10,000     100     19,157     (19,257)         0

Net (Loss)                                           0           0          0
                       ____________  ______  __________  ___________  _______
Balance at
  March 31, 1996             10,000  $  100  $  19,157   $ (19,257)   $     0


                                       K & S VENTURES, INC.

                                   (A Development Stage Company)


                              NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 1.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended March, 1996 and 1995, and for the periods from inception at March 4, 1991, to March 31, 1996, (b) financial position at March 31, 1966, and December 31, 1995, and (c) the cash flows for the three months ended March 31, 1996 and 1995, and for the period from inception, March 4, 1991 (inception) to March 31, 1996, have been made.


NOTE 2.

The results for the three month period ended March 31, 1996, are not necessarily indicative of the results for the entire fiscal year ended December 31, 1996.

                                            SIGNATURES


      Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      K & S VENTURES, INC.
                                      (Registrant)

                                      Dated: May 14, 1996



                                      By:  Mark A. Poole
                                           Mark A. Poole
                                           President

PAGE

                                       K & S VENTURES, INC.

                         Exhibit Index to Quarterly Report on Form 10-QSB
                               For the Quarter Ended March 31, 1996

EXHIBITS

  EX-27     Financial Data Schedule