Form 10QSB
period 1996-06-30
K&S VENTURES INC
filed 1996-08-14
CIK 928373

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 Form 10-QSB

                           Quarterly Report Under
                     the Securities Exchange Act of 1934

                      For Quarter Ended:  June 30, 1996

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of June 30, 1996, was 10,000 shares.

                                   PART I


ITEM 1.   FINANCIAL STATEMENTS.

     The unaudited financial statements for the six month period ended June 30, 1996, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

     The Company generated no revenues during the six month period ending June 30, 1996. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

          (a)  Exhibits
               EX-27     Financial Data Schedule

          (b)  Reports on Form 8-K - None.

K & S VENTURES, INC.
(A Development Stage Company)
Unaudited
Balance Sheet

                                              Unaudited         Audited
                                               June 30        December 31
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

K & S VENTURES, INC.
(A Development Stage Company)
Unaudited
Statement of Operations
                                 For the       For the
                                Six Months    Six Months    (Inception)
                                  Ended          Ended          Thru
                                 June 30,       June 30,       June 30,
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

K & S VENTURES, INC.
(A Development Stage Company)
Unaudited
Cash Flow Statement
                                    For the       For the
                                   Six Months    Six Months     (Inception)
                                     Ended          Ended           Thru
                                    June 30,       June 30,        June 30,
                                      1996          1995            1996
                                 ____________   ____________   ______________
Cash Flows From
  Operating Activities:
    Net (Loss)                   $          0   $          0   $     (19,157)
  Adjustments to Reconcile
    Net Income to Net Cash
    Provided (Used) by
    Operating Activities:
      Depreciation Expense                  0              0               0
      Increase (Decrease)
       in Accounts Payable                  0              0           4,110
                                 ____________   ____________   _____________
  Cash Flows From
    Operating Activities                    0              0         (15,147)

Cash Flows From
  Financing Activities:
    Issuance of Common Stock                0              0             100
    Additional Paid In Capital              0              0          15,047
                                 ____________   ____________   _____________
  Cash Flows From
    Financing Activities                    0              0          15,147
                                 ____________   ____________   _____________

Net Increase (Decrease) in Cash             0              0               0

Cash At Beginning of Period                 0              0               0
                                 ____________   ____________   _____________
Cash At End of Period            $          0   $          0   $           0


K & S VENTURES, INC.
(A Development Stage)
Unaudited
Statement of Shareholders' Equity
                                                           Deficit
                                                         Accumulated
                        Number of            Additional   During the
                          Shares     Common    Paid In   Development
                       Common Stock   Stock    Capital      Stage      Total
                       ____________  ______  __________  ___________  _______
Balance at
  June 21, 1990                   0  $    0  $       0  $        0  $       0

Issuance of Common Stock:
  March 4, 1991 - For
  Cash At $.01
  Per Share                  10,000  $  100          0           0        100

Net (Loss)                                       2,358      (2,505)      (147)
                       ____________  ______  __________  ___________  _______
Balance at
  December 31, 1992          10,000     100      2,358      (2,505)       (47)

Net (Loss)                                                 (11,432)   (11,432)
                       ____________  ______  __________  ___________  _______
Balance at
  December 31, 1993          10,000     100      2,358     (13,937)   (11,479)

Net (Loss)                                      12,689      (1,210)    (1,210)
                       ____________  ______  __________  ___________  _______
Balance at
  December 31, 1994          10,000     100     15,047     (15,147)         0

Net (Loss)                                       4,110      (4,110)         0
                       ____________  ______  __________  ___________  _______
Balance at
  December 31, 1995          10,000     100     19,157     (19,257)         0

Net (Loss)                                           0           0          0
                       ____________  ______  __________  ___________  _______
Balance at
  June 30, 1996              10,000  $  100  $  19,157   $ (19,257)   $     0


                            K & S VENTURES, INC.

                        (A Development Stage Company)


                   NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 1.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the six month periods ended June 30, 1996 and 1995, and for the periods from inception at March 4, 1991, to June 30, 1996, (b) financial position at June 30, 1996, and December 31, 1995, and (c) the cash flows for the six months ended June 30, 1996 and 1995, and for the period from inception, March 4, 1991 (inception) to June 30, 1996, have been made.


NOTE 2.

The results for the six month period ended June 30, 1996, are not necessarily indicative of the results for the entire fiscal year ended December 31, 1996.

                                 SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              K & S VENTURES, INC.
                              (Registrant)

                              Dated:  August 13, 1996



                              By:  Mark A. Poole
                                   Mark A. Poole
                                   President

                            K & S VENTURES, INC.

              Exhibit Index to Quarterly Report on Form 10-QSB
                     For the Quarter Ended June 30, 1996

EXHIBITS

  EX-27   Financial Data Schedule