Form 10KSB/A
period 1995-12-31
K&S VENTURES INC
filed 1997-03-25
CIK 928373

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB/A
                                  Amendment #1

     [X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities
         Exchange Act of 1934

    [  ] Transitional Report Under Section 13 or 15 (d) of the Securities
         Exchange Act of 1934

                   For the fiscal year ended December 31, 1995

                          Commission File No.  0-24684

                               K&S VENTURES, INC.
                  (Name of small business issuer in its charter)

                                   Colorado
            (State or other jurisdiction of Incorporation or Organization)

                                  84-1214336
                      (IRS Employer Identification Number)

                        8908 South Yale Avenue, Suite 409
                               Tulsa, OK  74137
                                (918) 481-0167
           (Address, including zip code and telephone number, including area code of registrant's executive offices)

       Securities registered under Section 12 (b) of the Exchange Act:  none

       Securities registered under Section 12 (g) of the Exchange Act:

                                   Common Stock
                                 (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ___X__   	No _______

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer's revenues for its most recent fiscal year:  $ -0-

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

As of April 5, 1996:  $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of April 5, 1996 there were 10,000 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference:  None

This Amendment to Form 10-KSB consists of 7 pages. There are no Exhibits to this Report.

                              K&S VENTURES, INC.

The undersigned Registrant hereby amends its Annual Report on Form 10-K for the year ended December 31, 1995 as follows:

Item 7.  Financial Statements and Notes

1. The financial statements have been revised to reflect the fees for accounting services incurred with respect to the audit of the financial statements as of December 31, 1995 and to reflect the disclosures related to the discontinued operations for the year ended December 31, 1994.

2. Note 3, "Operating Activity" has been revised to include the disclosures related to the discontinued operations for the year ended December 31, 1994.

Item 6:  Management's Discussion and Analysis

1. MD&A has been revised to reflect the nature of the accrued liabilities and the expected sources of funds for the payment of such liabilities.

                             K&S VENTURES, INC.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Results of Operations for the period ended December 31, 1995. During 1995, the Company incurred $4,110 in legal expenses associated with the preparation and filing of the required SEC reports and $300 in accounting expenses associated with the audit of the financial statements for the year ended December
31, 1995. Subsequent to year end, the Company received an infusion of cash from a shareholder to pay these expenses in full. Such cash was recorded as additional paid in capital.

                        K&S VENTURES, INC.
                         Balance Sheets
           For the years ended December 31, 1995 and 1994

ASSETS                              1995            1994
Current Assets
Cash                                  $0              $0
                                 -------         -------
Total Assets                          $0              $0
                                 -------         -------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accrued liabilities            $4,410              $0

Stockholders' Equity
   Common Stock, $0.01 par value
      100,000,000 shares
      authorized, 10,000 issued
      and outstanding at
      December 31, 1995 and 1994     100             100
   Additional paid in capital     15,047          15,047
   Retained Earnings             (19,557)        (15,147)
                                 -------         -------
Total Stockholders' Equity        (4,410)              0
                                 -------         -------
Total Liabilities and
   Stockholders' Equity               $0              $0
                                 -------         -------


                        K&S VENTURES, INC.
                     Statements of Operations
          For the years ended December 31, 1995 and 1994

                                      1995          1994
                                    -------     --------
Operating Revenue
   Sales                                $0            $0

Operating Expenses
   Legal and Accounting              4,410             0
                                    -------       ------
Income (loss) before taxes-
   Continuing operations            (4,410)            0

Provision for income taxes               0             0
                                    -------      -------
Income (loss) - Continuing
   Operations                       (4,410)            0

Discontinued Operations
   (See Note 3 to Financial
    Statements)

   Income (loss) from Operations,
   net of taxes                          0         (1,210)

   Estimated loss on disposal            0              0
                                    -------       --------
   Income (loss)- Discontinued
   Operations                            0         (1,210)
                                    -------       --------

Net Income (Loss)                  $(4,410)       $(1,210)
                                    -------       --------

Net Income (Loss) per common share:
   Average shares outstanding-
      Continuing Operations         ($0.44)             0
      Discontinued Operations            0         ($0.12)
                                    -------        -------
                                    ($0.44)        ($0.12)
                                    -------        -------

                           K&S VENTURES, INC.
                        Statement of Cash Flows
           For the years ended December 31, 1995 and 1994

                                    1995              1994
                                --------           --------

OPERATING ACTIVITIES
   Net Loss- Continuing
     Operations                  ($4,410)
   Net Loss- Discontinued
     Operations                                     ($1,210)

   Adjustment for Non-cash
     items:
     Depreciation expense                                31

   Changes in working capital
     accounts:
     Increase (decrease) in
        accounts payable           4,410               (248)
     Decrease in inventory             0                230
                                 -------            --------
   Cash Flows Used in Operating
   Activities                          0             (1,197)
                                 -------            --------
FINANCING ACTIVITIES
   Additional paid in capital          0              3,659
   Payment of loan                     0             (2,600)
                                 -------            --------
   Cash Flows from Financing
   Activities                          0              1,059
                                 -------            --------

Net change in cash                     0               (138)

Cash at beginning of period            0                138
                                 -------            --------

Cash at end of period                  0                  0
                                 -------            --------

                             K&S VENTURES, INC.
                       Notes to Financial Statements
               For the years ended December 31, 1995 and 1994

NOTE 3:  OPERATING ACTIVITY

As of June 17, 1994, the Company discontinued its sales of Herbalife products. Accordingly, the financial statements for the year ended December 31, 1994 have been restated to report the discontinued operations separately.
During the year and up to June 17, 1994, the Company incurred a loss from discontinued operations of $1,210, net of taxes which were estimated at zero. Sales for the year up to June 17, 1994 were $3,760, net of returns and allowances of $70. Cost of sales and expenses for the year up to June 17, 1994 were $3,287 and $1,683, respectively. For purposes of accounting for the discontinued operations, the measurement and the disposal date were June 17, 1994. The Company had no sales or continuing operations activities from June 17, 1994 to December 31, 1994.

The Board of Directors have changed the Company's principal business objectives to seeking out, investing, and if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms that desire to seek the perceived advantages of an Exchange Act registered corporation.

                              SIGNATURES

In accordance with Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersinged, thereunto duly authorized.


Date:  March 25, 1997                  By: /s/ RHONDA R. VINCENT
                                       -------------------------
                                       Rhonda R. Vincent
                                       Treasurer