Form 10KSB
period 1996-12-31
K&S VENTURES INC
filed 1997-04-16
CIK 928373

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

[ ] Transitional Report Under Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

                 For the fiscal year ended December 31, 1996

                         Commission File No.  0-24684

                               K&S VENTURES, INC.
                (Name of small business issuer in its charter)

                                    Colorado
         (State or other jurisdiction of Incorporation or Organization)

                                   84-1214336
                      (IRS Employer Identification Number )

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

                        Common Stock, $0.01 par value
                              (Title of class)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X   	No
       -----     -----

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
    Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

    Yes       No  X
       -----    -----

    Issuer's revenues for its most recent fiscal year:  $0

    State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

    As of March 31, 1997:  $0.

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    As of March 31, 1997 there were 10,000 shares of the Company's common stock issued and outstanding.

    Documents Incorporated by Reference:  Form 8-K filed March 20, 1997

    This Form 10-KSB consists of 14 pages. There is one Exhibit to this Report, the Financial Data Schedule, on page 14.

                                   PART I

ITEM I.  DESCRIPTION OF BUSINESS.

   K&S Ventures, Inc. (the "Company") was incorporated on March 4, 1991, under the laws of the State of Colorado, to engage in any lawful corporate undertaking, including but not limited to, selected mergers and acquisitions. In October, 1992, the Company began operating as a retail sales outlet for Herbalife products. On June 17, 1994, the Company ceased all operations relevant to the retail sales of Herbalife products and the Board of Directors elected to change the Company's principal business purpose to that of investigating and possibly acquiring other business opportunities.

   In order to facilitate the Company's business objectives, a registration statement on Form 10-SB was filed with the Securities and Exchange Commission on August 11, 1994, registering the Company's Common Stock pursuant to
Section 12g of the Securities Exchange Act of 1934, as amended. Management believed that the filing of this registration statement enhanced the Company's ability to attract a viable merger or acquisition candidate.
Since June 17, 1994, the Company has had limited operations and, as of the date of this report, had not identified any merger or acquisition opportunities.

   The proposed business activities classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Each shareholder of the Company has executed and delivered a "lock-up" letter agreement, affirming that their stock is restricted until such time as the Company has successfully completed a merger or acquisition and is no longer classified as a "blank check" company. Each shareholder has agreed to place their respective stock certificates with the Company's legal counsel until such time as legal counsel has confirmed that a merger or acquisition has been successfully completed. While management believes that the procedures established to preclude any sale of the Company's issued and outstanding securities prior to closing of a merger or acquisition are sufficient, there can be no assurances that such procedures will limit any shareholder's ability to sell their respective securities prior to such closing. Management has not established a market for the Company's securities and will not begin establishing a market until such time as the Company has successfully merged with or acquired a viable business entity.

Employees
   During the year ended December 31, 1996, the Company had two non-salaried employees: its President, Mark Poole and its Vice President and Secretary, Gail Pesek (See Item 9. Directors, Executive Officers and Control Persons.)

ITEM 2.  DESCRIPTION OF PROPERTY

Facilities
   The Company presently maintains its principal offices at the home of its President and pays no rent for the use of such offices.

Other Property
   The Company owns no other property.

ITEM 3.  LEGAL PROCEEDINGS

   There are no material legal proceedings, of which management is aware, that are pending or have been threatened against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None


                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

Market Information
   There is no established trading market for the common or preferred equity of the Company.

Holders
   As of December 31, 1996, the Company had 10,000 shares of Common Stock issued and outstanding and 10 shareholders of record. All of the issued and outstanding shares of Common Stock were issued in accordance with the exemption from registration afforded by Section 4(2) of the Securities Act of 1933.

   As of the date of this report all 10,000 shares of the Company's Common Stock were eligible for sale under Rule 144 of the Securities Act of 1933, as amended, subject to certain limitations included in such rule. In general, under Rule 144, a person who has satisfied a two year holding period may, under certain circumstances, sell within any three-month period a number of shares that does not exceed the greater of one percent of the then outstanding shares of Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a three-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

Dividends

   The Company has not paid any dividends on its Common Stock and does not foresee that dividends will be paid in the future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
   The Company had no assets or liabilities at December 31, 1996 and does not expect to accumulate assets or incur liabilities until such time as a merger or acquisition is completed. Any expenses incurred, which historically have been nominal, are paid directly by shareholders and are reflected as additional paid in capital. Management believes that the shareholders have sufficient resources to cover the cash needs of the Company, which relate primarily to accounting fees for the annual audit of the Company's financial statements. Though management is confident that the cash needs of the Company will remain nominal, there can be no assurance that will not incur, due to unforseen events, material expenses in the future. In the event that material expenses are incurred, there can be no assurance that the shareholders will continue to make funds available.

Results of Operations for the year ended December 31, 1996
   During 1996, the Company generated no revenues and had no operating activities. During 1996, the Company paid in full its liability of $4,410 for legal and accounting costs incurred during 1995. Such payment was provided by a shareholder of the Company and was reflect as additional paid in capital on the books of the Company. During 1996, the Company incurred no liabilities for legal and accounting fees related to its reporting obligations under the Exchange Act of 1934. The quarterly financial statements filed contained unaudited financial information and the filings were completed at no charge by a shareholder of the Company. It is anticipated the shareholders will continue to fulfill, at no cost, the Company's reporting obligations under the Exchange Act of 1934.

Results of Operations for the year ended December 31, 1995
   During 1995, the Company generated no revenues and had no operating activities. During the period, the Company incurred $4,410 in legal and accounting expenses related to the audit of its financial statements and the filing of its quarterly reports to the SEC. Such liability was paid in full, subsequent to year end, by a shareholder of the Company.

ITEM 7.  FINANCIAL STATEMENTS

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of K&S Ventures, Inc.

   We have audited the balance sheet of K&S Ventures, Inc., a Colorado Corporation, as of December 31, 1996 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of K&S Ventures, Inc. as of December 31, 1995 were audited by other auditors whose report dated
April 1, 1996 expressed an unqualified opinion on those statements.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the 1996 financial statements referred to above present fairly, in all material respects, the financial position of K&S Ventures, Inc. as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                        CROSS AND ROBINSON

                                        /S/ CROSS AND ROBINSON
                                        ------------------------
                                        Certified Public Accountants

April 7, 1996

                             K&S VENTURES, INC.
                               BALANCE SHEETS
                        DECEMBER 31, 1996 AND 1995
                               1996             1995

ASSETS
Cash and cash equivalents         0                0
                               -----           ------
Total Assets                      0                0
                               -----           ------

Liabilities and Stockholders' Equity
Accrued Liabilities               0            4,410

Stockholders' Equity
   Common Stock- $0.01 Par
     Value 100,000,000 Shares
     Authorized; 10,000 Shares
     Issued and Outstanding     100              100
   Paid in Capital           19,447           15,047
   Accumulated Deficit      (19,557)         (19,557)
                           ---------        ---------
Total Stockholders'
Equity                            0           (4,410)
                           ---------        ---------
Total Liabilities and
Stockholders' Equity              0                0
                           ---------        ---------


                               K&S VENTURES, INC.
                           STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 1996 and 1995
                               1996             1995

Revenue                           0                0

Expenses
  Legal Fees                      0	           4,110
  Accounting Fees                 0              300
                              ------           ------
  Total Expenses                  0            4,410
                              ------           ------

Income (loss) before
   income taxes                   0           (4,410)

Provision for Income Taxes        0                0
                              ------          -------

Net Income (Loss)                 0           (4,410)
                              ------          -------
Net Income (Loss)
   per common share:         $(0.00)          $(0.44)
                              ------          -------

                            K&S VENTURES, INC.
                         Statement of Cash Flows
               For the years ended December 31, 1996 and 1995
                                  1996               1995
OPERATING ACTIVITIES
Net Income (loss)                    0             (4,410)
Change in accrued liabilities   (4,410)             4,410
Financing Activities

FINANCING ACTIVITIES
Paid in capital from
   shareholders                  4,410                  0
                                -------            -------
Change in Cash                       0                  0
Cash at beginning of period          0                  0
                                -------            -------
Cash at end of period                0                  0
                                -------            -------


                                K&S VENTURES, INC.
                        STATEMENT OF STOCKHOLDERS EQUITY
                      YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                Total
                      Common Stock      Paid in   Accumulated   Stockholders'
                    Shares    Amount    Capital   Deficit       Equity

Balance at
December 31, 1994   10,000    $100      $15,047   $(15,147)         $0

Net Loss                 0       0            0     (4,410)     (4,410)
                    ------    ----      -------   ---------     -------
Balance at
December 31, 1995   10,000     100       15,047    (19,557)     (4,410)

Net Loss                 0       0            0          0           0
Additional paid-
  in capital             0       0        4,410          0       4,410
                    ------    ----      -------   ---------     -------
Balance at
December 31, 1996   10,000    $100      $19,457    (19,557)         $0
                    ------    ----      -------   ---------     -------


                               K&S VENTURES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1996 and 1995

1.  Significant Accounting Policies

Organization
   K&S Ventures, Inc. was incorporated on March 4, 1991, in the state of Colorado. On October 14, 1992, the Company began operating as a retail distributor of Herbalife products. On June 17, 1994, the Company discontinued such operating activities in favor of searching out merger and acquisition opportunities.

Basis of Accounting
   Assets, liabilities, equity, revenue and expenses are recorded under the accrual method of accounting in conformity with generally accepted accounting principles.

Cash and cash equivalents
   The Company considers all cash and marketable securities as cash equivalents.

Income Taxes
   The Company has elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under the provisions of the Code, all taxable income or loss flows to the stockholders of the Company.

Fiscal Year End
   The Company's fiscal year end is December 31.

2.  Stockholders Equity

   During 1992, the Company issued 10,000 shares of Common Stock for proceeds of $100. From 1992 to December 31, 1996, the stockholders have contributed additional paid in capital of $19,447. On July 19, 1994, the stockholders approved an amendment to the Articles of Incorporation whereby the number of shares of authorized Common Stock, $0.01 par value, was increased to 100,000,000 shares and 20,000,000 shares of Preferred Stock, no par value, was authorized.

3.  Subsequent Events
   Subsequent to year end, the Company issued 90,000 shares of its common stock, $0.01 par value, to Lone Wolf Exploration, Inc. for $100,000 in cash.

   The transaction with Lone Wolf, by virtue of its status as a corporation, cancelled the Company's standing as a Subchapter "S" corporation as defined by the Internal Revenue Code. For the year ended December 31, 1997, the Company will be considered a "C" corporation.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

   Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors.

   The officers and directors devote only such time as is necessary to the operations of the Company. Each officer maintains outside employment at non-affiliated companies.

   The Directors and Officers of the Registrant as of the date of this report are as follows:

        Name                     Age            Position
        ------------------       ---            -------------------------
        Mark A. Poole             28            President and Director
        Gail E. Pesek             30            Vice President, Secretary
                                                  and Director
        Fred A. Poole             52            Director

   Fred A. Poole and Mark A. Poole are father and son. There are no other family relationships among the officers and directors.

   Mark A. Poole has been President and Director of the Company since 1991. Mr. Poole is currently Vice President of Kolorfusion International, Inc. Mr. Poole earned a Bachelor of Arts Degree in Business Administration from the University of Washington in 1989.

   Gail E. Pesek has been Vice President, Secretary and Director of the Company since 1991. Ms. Pesek is currently self-employed as a hair designer.

   Fred A. Poole has been a Director of the Company since 1991. Mr. Poole is currently employed as Manager of Maintenance Operations for United Airlines. Mr. Poole earned a Bachelor of Science Degree in Aeronautical Maintenance from San Jose State University in 1966.

   Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who beneficially own more than ten percent of a registered class of the Company's securities to file initial reports of securities ownership of the Company and reports of changes in ownership of equity securities of the Company with the Securities and Exchange Commission ("SEC"). Such persons also are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

   To the Company's knowledge, during the fiscal year ended December 31, 1996, the Company's officers and directors complied with all applicable Section 16(a) filing requirements. These statements are based solely on a review of the copies of such reports furnished to the Company by its officers and directors.

ITEM 10.  EXECUTIVE COMPENSATION

   For the years ended December 31, 1996 and 1995, the Company paid no salary or compensation of any kind to its executive officers. During those periods, there were no bonus or incentive plans in effect, nor were there any liabilities incurred for the payment of compensation to the Company's officers related to past, present or future services.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a.  Security Ownership of Certain Beneficial Owners and Management

   The following table lists the beneficial ownership of the Company's voting securities by each person known by the Company to be the beneficial owner of more than 5% of such securities, as well as by all directors and officers of the issuer. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown:

   Title of Class    Name and Address of    Amount and Nature of     Percent
                     Beneficial Owner       Beneficial Ownership     of Class
   --------------    -------------------    --------------------     --------

   Common            Mark A. Poole                 4,000               40%
                     19921 East Kent Drive
                     Aurora, CO  80013

   Common            Gail E. Pesek                 1,000               10%
                     19921 East Kent Drive
                     Aurora, CO  80013

   Common            Fred A. Poole                 1,000               10%
                     15906 E. Crestridge Cr.
                     Aurora, CO  80015

   Common            All Officers and Directors
                     as a group (3 persons)        6,000               60%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

   For the years ended December 31, 1996 and 1995, there were no related party transactions.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

    Exhibit No.                      Page of this Report
    -----------                      -------------------
     3.0  Articles of                Incorporated herein by reference
          Incorporation              to Form 10-SB filed August 11, 1994

     3.1  Bylaws                     Incorporated herein by reference
                                     to Form 10-SB filed August 11, 1994

    23.0  Consent of Cross & Robinson   Page 15

    24.0  Power of attorney          Included on Signature Page of this
                                     Form 10-KSB

    27.0  Financial Data Schedule    Page 16


b.  Reports on Form 8-K
    For the year ended December 31, 1996, the registrant did not file any reports on Form 8-K.

                                    SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                           K&S VENTURES, INC.

                                           /s/  MARK A. POOLE
                                           -----------------------------
                                           Mark A. Poole
                                           President

Dated:  April 10, 1997


                              POWER OF ATTORNEY

   KNOWN ALL MEN BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Rhonda R. Vincent, his or her true and lawful attorney-in-fact and agent, to sign any or all amendments to this Report on Form 10-KSB, and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto the attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person hereby ratifying and confirming that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Exchange Act of 1934, this Report on Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature               Capacity                         Date
-------------------     --------------------------       --------------

/s/ MARK A. POOLE       President and Director           April 10, 1997
-----------------
Mark A. Poole

/s/ GAIL E. PESEK       Vice President, Secretary        April 10, 1997
-----------------       and Director
Gail E. Pesek

/s/ FRED A. POOLE       Director                         April 10, 1997
-----------------
Fred A. Poole

                       CONSENT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of K&S Ventures, Inc.

   We hereby do consent to the inclusion of the December 31, 1996 independent auditor's report in the K&S Ventures, Inc., FORM 10-KSB for the year ended December 31, 1996.

                                         CROSS AND ROBINSON

                                         /S/ CROSS AND ROBINSON
                                         ----------------------
                                         Certified Public Accountants

April 7, 1997