Form 10QSB/A
period 1996-03-31
K&S VENTURES INC
filed 1997-05-19
CIK 928373

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB/A
                                  Amendment #1

     [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
         Exchange Act of 1934

    [  ] Transitional Report Under Section 13 or 15 (d) of the Securities
         Exchange Act of 1934

                      For the quarter ended March 31, 1996

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

                                   Common Stock
                                 (Title of class)

                              K&S VENTURES, INC.

The undersigned Registrant hereby amends its Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996 as follows:

Item 7.  Financial Statements

The balance sheets as of March 31, 1996 and December 31, 1995 have been revised to reflect the accrual of fees for accounting services incurred with respect to the audit of the financial statements as of December 31, 1995.

Item 6:  Management's Discussion and Analysis

MD&A has been revised to reflect the nature of the accrued liabilities and the expected sources of funds for the payment of such liabilities.

                             K&S VENTURES, INC.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Results of Operations for the quarter ended March 31, 1996.
At March 31, 1996, the Company had $4,410 in accrued liabilities of which $4,110 related to legal expenses associated with the preparation and filing of the required SEC reports and $300 in accounting expenses associated with the audit of the financial statements for the year ended December 31, 1995. These expenses were paid by shareholders during the quarter ended December 31, 1996. Such cash was recorded as additional paid in capital. Historically, the expenses of the Company have been nominal and any expenses incurred have been paid by shareholders. Management believes that the shareholders have sufficient resources to cover the cash needs of the Company, which are expected to remain nominal. There can be no assurance, however that such shareholders will continue to make funds available to the Company.

                        K&S VENTURES, INC.
                         Balance Sheets


ASSETS                          March 31,    December 31,
                                    1996            1995
Current Assets
Cash                                  $0              $0
                                 -------         -------
Total Assets                          $0              $0
                                 -------         -------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accrued liabilities            $4,410          $4,410

Stockholders' Equity
   Common Stock, $0.01 par value
      100,000,000 shares
      authorized, 10,000 issued
      and outstanding at
      December 31, 1995 and 1994     100             100
   Additional paid in capital     15,047          15,047
   Retained Earnings             (19,557)        (19,557)
                                 -------         -------
Total Stockholders' Equity        (4,410)         (4,410)
                                 -------         -------
Total Liabilities and
   Stockholders' Equity               $0              $0
                                 -------         -------


                        K&S VENTURES, INC.
                     Statements of Operations
          For the three months ended March 31, 1996 and 1995

                                      1996          1995
                                    -------     --------
Operating Revenue
   Sales                                $0            $0

Operating Expenses                       0             0
                                    -------       ------
Income (loss) before taxes-
   Continuing operations                 0             0

Provision for income taxes               0             0
                                    -------      -------

Net Income (Loss)                        0             0
                                    -------      -------

Net Income (loss) per share         ($0.00)       ($0.00)
                                    -------      -------

                           K&S VENTURES, INC.
                        Statement of Cash Flows
           For the three months ended March 31, 1996 and 1995

                                    1996              1995
                                --------           --------

OPERATING ACTIVITIES
   Net Loss                            0                 0

                                 -------            --------
   Cash Flows Used in Operating
   Activities                          0                 0
                                 -------            --------
FINANCING ACTIVITIES
   Cash Flows from Financing
   Activities                          0                 0
                                 -------            --------

Net change in cash                     0                 0

Cash at beginning of period            0                 0
                                 -------            --------

Cash at end of period                  0                 0
                                 -------            --------

                              SIGNATURES

In accordance with Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersinged, thereunto duly authorized.


Date:  May 15, 1997                    By: /s/ RHONDA R. VINCENT
                                       -------------------------
                                       Rhonda R. Vincent
                                       Treasurer