Form 10QSB
period 1997-03-31
K&S VENTURES INC
filed 1997-05-20
CIK 928373

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 1997

Commission File No.  0-24684

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

The number of shares of the Registrant's only class of common stock issued and outstanding, as of April 30, 1997, was 100,000 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

K&S VENTURES, INC.
BALANCE SHEETS
MARCH 31, 1997 AND DECEMBER 31, 1996
(Unaudited)

                                       March 31,       December 31,
                                           1997               1996

ASSETS
Total Assets                                  0                  0
                                        --------          ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Total Liabilities                             0                  0

Stockholders' Equity:
   Common Stock- 100,000,000 shares
   authorized, 100,000 and 10,000 shares
   issued and outstanding at March 31,
   1997 and December 31, 1996,
   respectively                           1,000                100
   Paid in Capital                       18,557             19,457
   Accumulated Deficit                  (19,557)           (19,557)
                                        --------           --------
Total stockholders' equity                    0                  0
                                        --------           --------
Total Liabilities and Equity                  0                  0
                                        --------           --------

K&S VENTURES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(Unaudited)

                                       March 31,           March 31,
                                           1997                1996
                                       ---------           ---------

Revenue                                       0                   0

Expenses                                      0                   0
                                       ---------           ---------

Net Income (loss)                             0                   0
                                       ---------           ---------

Earnings per share                        $0.00               $0.00
                                       ---------           ---------


K&S VENTURES, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(Unaudited)

                                        March 31,           March 31,
                                            1997                1996


Operating Activities
   Net income                                  0                   0

Financing Activities
   Sale of Common Stock                  100,000                   0
   Issue Costs                          (100,000)                  0

Investing Activities                           0                   0
                                        ---------           ---------
Change in cash                                 0                   0
Cash at beginning of period                    0                   0
                                        ---------           ---------
Cash at end of period                          0                   0
                                        ---------           ---------

Item 2.  Management's Discussion and Analysis or Plan of Operation

During the first quarter of 1997, the Company issued 90,000 shares of common stock to Lone Wolf Exploration, Inc., a privately-held Oklahoma corporation ("Lone Wolf"), in exchange for $100,000 in cash. The transaction resulted in Lone Wolf owning 90% of the issued and outstanding common stock of the Registrant. In connection with the purchase of common stock by Lone Wolf, the Registrant has adopted a business plan involving the exploration, development and production of oil and gas properties, and intends to merge with Lone Wolf on or before June 30, 1997. For the quarters ended March 31, 1997 and 1996, the Registrant had no operating activities and does not expect to have any material operating activities until the completion of the merger with Lone Wolf.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Not Applicable

Item 2.  Changes in Securities

Effective as of January 30, 1997, Lone Wolf Exploration, Inc., an Oklahoma corporation (the "Company"), acquired (the "Acquisition") 90,000 shares of common stock, no par value per share ("Common Stock"), of K&S Ventures, Inc. (the "Registrant"), constituting ninety percent (90%) of the issued and outstanding shares of Common Stock of the Registrant, pursuant to the terms and provisions of that certain Subscription Agreement by and among the shareholders of the Registrant, the Registrant and the Company ("Agreement"). In connection with the Acquisition, the Company paid to the Company an aggregate cash amount equal to One Hundred Thousand and No/100 Dollars ($100,000.00) in exchange for the issuance to the Company of 90,000 shares of Common Stock. In addition, in accordance with the terms of the Agreement, the Company will merge with and into the Company on or before June 30, 1997, subject to applicable legal requirements and the terms and provisions of the Agreement.

Prior to the closing of the Acquisition, the Registrant had no assets and liabilities, and the primary purpose in effecting the Acquisition was to permit the Company to become a publicly held company, subject to the applicable reporting requirements of the Securities Exchange Act of 1934, as amended. Neither the Company nor the Registrant engaged investment bankers or other professionals to render a fairness opinion, and the terms of the transactions were negotiated on an arm's length basis between the officers and directors of the Company and the prior majority shareholders of the Registrant. Prior to the Acquisition, none of the officers, directors or shareholders of the Registrant were affiliated with the officers, directors or shareholders of the Registrant.

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Other Information

In connection with the purchase of common stock by Lone Wolf Exploration, Inc., the Company has adopted a business plan involving the exploration, development and production of oil and gas properties, and the Company intends to raise capital through the sale of the Company's securities for the purpose of carrying out its planned operations. In light of the adopted business plan and because the Company has never conducted a registered sale of its securities, the Company believes that it may not be construed to be subject to Section 7(b) of the Securities Act of 1933, as amended, relating to "blank check companies."

Item 6.  Exhibits and Reports on Form 8-K

Exhibits.
     None

Reports on Form 8-K.

Form 8-K, related to the acquisition of 90% of the common stock of the Registrant, was filed effective February 6, 1997.

Form 8-K related to the change in certifying accountants of the Registrant was filed effective March 24, 1997.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

							K&S Ventures, Inc.

							/s/  RHONDA R. VINCENT
							______________________________________
							By:  Rhonda R. Vincent, Treasurer


Date:  May 20, 1997