Form 10QSB
period 1997-06-30
LONE WOLF ENERGY INC
filed 1997-08-20
CIK 928373

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 1997

Commission File No.  0-24684

LONE WOLF ENERGY, INC.
(Name of small business issuer in its charter)

K&S VENTURES, INC.
(Former name of small business issuer)

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

The number of shares of the Registrant's only class of common stock issued and outstanding, as of June 30, 1997, was 4,250,000 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

LONE WOLF ENERGY, INC.
BALANCE SHEETS
JUNE 30, 1997 AND DECEMBER 31, 1996
(Unaudited)

                                       June 30,       December 31,
                                           1997               1996

ASSETS
Total Assets                                  0                  0
                                        --------          ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Total Liabilities                             0                  0

Stockholders' Equity:
   Common Stock- 100,000,000 shares
   authorized, 4,250,000 and 42,500 shares
   issued and outstanding at June 30,
   1997 and December 31, 1996(A),
   respectively                           4,250                425
   Paid in Capital(A)                    15,307             19,132
   Accumulated Deficit                  (19,557)           (19,557)
                                        --------           --------
Total stockholders' equity                    0                  0
                                        --------           --------
Total Liabilities and Equity                  0                  0
                                        --------           --------

(A) As adjusted for common stock dividend, declared June 30, 1997, resulting in each shareholder of the Company holding 42.5 shares for each share of Common Stock, $0.001 par value, held on the Record Date.

K&S VENTURES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
(Unaudited)

                     Three months ended         Six months ended
                     June 30,    June 30,      June 30,    June 30,
                        1997        1997          1996        1996
                    ---------  ---------      --------    --------

Revenue                    0           0             0           0

Expenses                   0           0             0           0
                    ---------  ---------      --------    --------

Net Income (Loss)          0           0             0           0

Earnings per share     $0.00       $0.00         $0.00       $0.00
                    ---------  ---------      --------    --------


LONE WOLF ENERGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
(Unaudited)

                                        June 30,             June 30,
                                            1997                1996
                                        --------             --------

Operating Activities
   Net income                                  0                   0

Financing Activities
   Sale of Common Stock                  100,000                   0
   Less:  Issue Costs                   (100,000)                  0

Investing Activities                           0                   0
                                        ---------           ---------
Change in cash                                 0                   0
Cash at beginning of period                    0                   0
                                        ---------           ---------
Cash at end of period                          0                   0
                                        ---------           ---------

Item 2.  Management's Discussion and Analysis or Plan of Operation

During the first quarter of 1997, the Company issued 90,000 shares of common stock to Lone Wolf Exploration, Inc., a privately-held Oklahoma corporation ("Lone Wolf"), in exchange for $100,000 in cash. The transaction resulted in Lone Wolf owning 90% of the issued and outstanding common stock of the Registrant. In connection with the purchase of common stock by Lone Wolf, the Registrant has adopted a business plan involving the purchase of producing oil and gas properties and the acquisition of companies in oil and gas related businesses.

On June 30, 1997, the Board of Directors declared a stock dividend for the purposes of increasing the number of outstanding shares of Common Stock of the Company held by the Company's current stockholders. The share dividend declared by the Directors will result in each stockholder of the Company holding 42.5 shares for each share of Common Stock, $0.01 par value, held on the Record Date. The stock dividend will require no payment by the stockholders of the Company. As a result of the share dividend, the Company now has 4,250,000 shares of common stock outstanding.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Not Applicable

Item 2.  Changes in Securities

Effective as of January 30, 1997, Lone Wolf Exploration, Inc., an Oklahoma corporation (the "Company"), acquired (the "Acquisition") 90% of the shares of common stock, $0.001 par value ("Common Stock"), of Lone Wolf Energy, Inc. (formerly K&S Ventures, Inc.)(the "Registrant").

In connection with the Acquisition, the Company paid to the Company an aggregate cash amount equal to One Hundred Thousand and No/100 Dollars ($100,000.00) in exchange for the issuance to the Company of 90% of the shares of Common Stock.

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

Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

Exhibits.
     None

Reports on Form 8-K.

Form 8-K, related to the Registrant's name change from K&S Ventures, Inc. to Lone Wolf Energy, Inc. was filed effective June 6, 1997.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

							LONE WOLF ENERGY, INC.

							/s/  RHONDA R. VINCENT
							______________________________________
							By:  Rhonda R. Vincent, Treasurer


Date:  August 19, 1997