Form 10QSB
period 1997-09-30
LONE WOLF ENERGY INC
filed 1997-11-18
CIK 928373

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 1997

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

The number of shares of the Registrant's only class of common stock issued and outstanding, as of October 31, 1997, was 4,250,000 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

LONE WOLF ENERGY, INC.
BALANCE SHEETS
SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
(Unaudited)

                                   September 30,       December 31,
                                           1997               1996

ASSETS
Total Assets                                  0                  0
                                        --------          ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Total Liabilities                             0                  0

Stockholders' Equity:
   Common Stock- $0.001 par value
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

K&S VENTURES, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(Unaudited)

                     Three months ended         Six months ended
                     Sept 30,    Sept 30,      Sept 30,    Sept 30,
                        1997        1996          1997        1996
                    ---------  ---------      --------    --------

Revenue                    0           0             0           0

Expenses                   0           0             0           0
                    ---------  ---------      --------    --------

Net Income (Loss)          0           0             0           0

Earnings per share     $0.00       $0.00         $0.00       $0.00
                    ---------  ---------      --------    --------


LONE WOLF ENERGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(Unaudited)

                                    September 30,       September 30,
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

Not Applicable

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Other Information

On August 28, 1997, the Board of Directors of Lone Wolf Exploration, Inc., an Oklahoma corporation and legal and beneficial owners of 3,825,000 shares of common stock, par value $0.001 per share ("Common Stock"), of the Registrant declared a stock dividend to the shareholders of record of Lone Wolf Exploration, Inc. as of August 29, 1997, payable August 29, 1997, subject to the applicable filing requirements of the states where shareholders of Lone Wolf Exploration, Inc. reside, in the form of all of the 3,825,000 shares of the Registrant owned by Lone Wolf Exploration, Inc. on a pro-rata basis. The stock dividend resulted in each shareholder of Lone Wolf Exploration, Inc. receiving one (1) share of Common Stock for each share of common stock of Lone Wolf Exploration, Inc. owned by such shareholder. On August 29, 1997, all 3,825,000 shares of Common Stock of the Registrant owned by Lone Wolf Exploration, Inc. were distributed to the shareholders of Lone Wolf Exploration, Inc.; provided however, that 113,000 shares of Common Stock were retained by Lone Wolf Exploration, Inc. pending compliance with the applicable filing requirements pursuant to the state securities laws of the states of New York, Alabama and Arkansas.

As a result of the stock dividend, no other party except the following person is known to the management of the Registrant to be the beneficial owner of 5% or more of the Registrant's issued and outstanding shares of Common Stock. Upon completion of the stock dividend, William G. Morgan owned 350,000 shares of Common Stock, constituting approximately 8.24% of all of the issued and outstanding shares of Common Stock.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits.
     None

Reports on Form 8-K.

Form 8-K, dated August 29, 1997, was filed as a result of the Registrant's stock dividend.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

							LONE WOLF ENERGY, INC.

							/s/  RHONDA R. VINCENT
							______________________________________
							By:  Rhonda R. Vincent, Treasurer


Date:  November 17, 1997