Form 10QSB
period 1998-03-31
LONE WOLF ENERGY INC
filed 1998-05-22
CIK 928373

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 1998

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

Common Stock, $0.001 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ___X__   	No _______

The number of shares of the Registrant's only class of common stock issued and outstanding, as of March 31, 1998, was 4,250,000 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

LONE WOLF ENERGY, INC.
(A Development Stage Company)
BALANCE SHEETS
March 31, 1998 and December 31, 1997
(Unaudited)

                                       March 31,       December 31,
                                           1998               1997

ASSETS
Current Assets
   Cash                                      $0                 $0
                                        --------          ---------

TOTAL ASSETS                                 $0                 $0
                                        --------          ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                      $9,634             $6,972
                                        --------          ---------

Total Liabilities                        $9,634             $6,972
                                        --------          ---------

Stockholders' Equity:
   Preferred Stock- $0.001 par value
      20,000,000 shares authorized, no
      shares issued and outstanding          $0                 $0
   Common Stock- $0.001 par value
      100,000,000 shares authorized,
      4,250,000 shares issued and
      outstanding at March 31, 1998
      and December 31, 1997,
      respectively                        4,250              4,250
   Additional Paid in Capital            19,655             19,165
   Accumulated Deficit                  (33,539)           (30,387)
                                        --------           --------
Total stockholders' equity               (9,634)            (6,972)
                                        --------           --------

Total Liabilities and Equity                 $0                 $0
                                        --------           --------

LONE WOLF ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the three months ended March 31, 1998 and 1997
(Unaudited)

                              Three months ended
                       March 31, 1998     March 31, 1997
                       --------------     --------------

Revenue                            $0                 $0

Expenses:
    Legal                       2,684                  0
    Accounting                     87                  0
    Transfer Agent                381                  0
                            ---------            -------
                                3,152                  0
                            ---------            -------

Net Loss                       (3,152)                 0
                            ---------            -------

Weighted Avg. Shares        4,250,000          4,250,000
                            ---------          ---------

Loss per share                  $0.00              $0.00
                            ---------          ---------


LONE WOLF ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the three months ended March 31, 1998 and 1997
(Unaudited)

                                        March 31,           March 31,
                                            1998                1997
                                        --------             --------

Operating Activities
   Net loss                               (3,152)                  0
   Change in Accounts Payable              2,663                   0
                                        --------             --------
   Cash used in operating activities        (489)                  0
                                        --------             --------

Financing Activities
   Sale of Common Stock                        0              100,000
     Less:  Issue Costs                        0             (100,000)
   Contribution of Capital by Stockholders   489                    0
                                        --------             --------
   Cash provided by financing activities     489                    0
                                        --------             --------

Investing Activities                           0                   0
                                        ---------           ---------
Change in cash                                 0                   0
Cash at beginning of period                    0                   0
                                        ---------           ---------
Cash at end of period                          0                   0
                                        ---------           ---------

LONE WOLF ENERGY, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
For the three months ended March 31, 1998 and 1997


1.  SIGNIFICANT ACCOUNTING POLICIES

    Organization
    Lone Wolf Energy, Inc. (formerly K&S Ventures, Inc.) was incorporated on March 4, 1991 in the state of Colorado. From 1992 until 1994, the Company operated as a retail distributor of Herbalife products. On June 17, 1997, the Company discontinued its retail distributor operations. In January, 1997, the Company adopted an operating plan to purchase producing oil and gas properties and to acquire companies in oil and gas related businesses. In May, 1997, the Company changed its name from K&S Ventures, Inc. to Lone Wolf Energy, Inc.

    Basis of Accounting
    Assets, liabilities, equity, revenue and expenses are recorded under the accruel method of accounting in conformity with generally accepted accounting principles.

    Cash and Cash Equivalents
    The Company considers all cash and marketable securities as cash equivalents.

    Income Taxes
    The Company is considered a "C" corporation for income tax purposes.

    Fiscal Year End
    The Company's fiscal year end is December 31.

2.  Stockholders' Equity

    Additional Capital Contributed During First Quarter of 1998
    -----------------------------------------------------------
    During the first quarter of 1998, certain shareholders of the Company contributed approximately $500 in additional capital that was used to pay certain operating expenses of the Company. It is expected that these shareholders will continue to provide the capital necessary to meet the nominal operating expenses of the Company.

    Purchase of Common Stock During First Quarter of 1997
    -----------------------------------------------------
    During the first quarter of 1997, 3,825,000 shares of the Company's common stock was purchased by Lone Wolf Exploration, Inc., a non-affiliated privately held Oklahoma corporation ("LWX"), in exchange for $100,000 in cash. The transaction resulted in LWX owning 90% of the issued and outstanding common stock of the Registrant. In connection with the transaction, the Registrant paid fees in the amount of $100,000 to certain unrelated third parties.


Item 2.  Management's Discussion and Analysis or Plan of Operation

    Plan of Operations
    The Registrant plans to accumulate oil and gas assets by acquiring producing properties from major oil and gas companies or from larger independent companies; by developing and selling industry prospects that have a carried interest and controlled risk for the Company; and by acquiring oil and gas companies with existing production and proved reserves in exchange for common stock of the Company.

    Management anticipates that until the Registrant completes a purchase of oil and gas assets that only nominal operating expenses, which are primarily accounting and legal fees related to the Registrant's compliance as an SEC reporting company, will be incurred. Such nominal expenses have been and management expects will continue to be paid directly by certain shareholders of the Registrant. There is no assurance, however, that material expenses will not be incurred. There is no assurance that shareholders will have or will make available sufficient funds to cover such material expenses.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Not Applicable

Item 2.  Changes in Securities

Not Applicable

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Other Information

Not Applicable


Item 6.  Exhibits and Reports on Form 8-K

Exhibits.
     None

Reports on Form 8-K.

     None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

							LONE WOLF ENERGY, INC.

							/s/  RHONDA R. VINCENT
							______________________________________
							By:  Rhonda R. Vincent, Treasurer


Date:  May 21, 1998