Form 10KSB
period 1997-12-31
LONE WOLF ENERGY INC
filed 1998-06-18
CIK 928373

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                             FORM 10-KSB

           Annual Report Pursuant to Section 13 or 15 (d) of the
                     Securities Exchange Act of 1934

                  For the year ended December 31, 1997

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

                            K&S VENTURES, INC.
                       (Former Name of Registrant)

    Securities registered under Section 12 (b) of the Exchange Act:  none

    Securities registered under Section 12 (g) of the Exchange Act:

                     Common Stock, $0.001 par value
                            (Title of class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.	Yes [X]   	No [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.[   ]

Issuer's revenues for its most recent fiscal year:  $ -0-

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within
the past 60 days:   As of March 31, 1998:  $-0-.

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   As of March 31, 1998
there were 4,250,000 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference:  None

                                  PART I

Item 1.  Description of Business

	Lone Wolf Energy, Inc. (the "Registrant" or 'Company") was incorporated on March 4, 1991 in the state of Colorado. Formerly known as K&S Ventures, the Registrant operated as a retail distributor of Herbalife products until June 17, 1994, when those operations were discontinued. From June 1994 until December 1996, the Registrant had no operations. In January 1997, the Registrant adopted an operating plan to purchase producing oil and gas properties and to acquire companies in oil and gas related businesses and in May 1997, the Registrant changed its name from K&S Ventures, Inc. to Lone Wolf Energy, Inc.

Employees
---------
	During the year ended December 31, 1997, the Company had no full-time employees.

Item 2.  Description of Property

Facilities
----------
	The Company maintains its principal office at 8908 S. Yale Avenue, Tulsa, OK
74137.  The office space is provided free of charge to the Company by its officers.  The Company owns no other property.

Item 3.  Legal Proceedings

	There are no material legal proceedings that are pending or have been threatened against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

	None

                                  PART II


Item 5.  Market for Registrant's Common Stock and Related Shareholder Matters

Market Information
------------------
	There is no established trading market for the shares of common stock of the
Company.  There is no assurance that a trading market will be established or, if established, that such a market will be sustained.

Sales of Common Stock During 1997
---------------------------------
 During the first quarter of 1997, 90,000 shares (or 3,825,000 shares as adjusted for the stock dividend discussed below) of the Company's common stock was purchased by Lone Wolf Exploration, Inc., a non-affiliated privately held Oklahoma corporation ("LWX"), in exchange for $100,000 in cash. The transaction resulted in LWX owning 90% of the issued and outstanding common stock of the Registrant. In connection with the transaction, the Company paid fees in the amount of $100,000 to certain unrelated third parties.

Common Stock Dividend During 1997
---------------------------------
 During 1997, the Board of Directors of the Company declared a common stock dividend to all shareholders of record as of June 30, 1997, which increased the number of common shares outstanding from 100,000 shares to 4,250,000 shares.

Common Stock Subject to Options or Warrants
-------------------------------------------
 There are no outstanding options or warrants to purchase common stock of the Registrant. There are no securities convertible into common stock of the Registrant

Common Stock that could be sold pursuant to Rule 144
----------------------------------------------------
 Of the 4,250,000 shares outstanding, 425,000 shares are eligible for sale, as of the date of this report, under Rule 144 of the Securities Act.

Holders
-------
	As of December 31, 1997, the Company had 103 shareholders of record.

Cash Dividends
--------------
	The Company has not paid any cash dividends on its Common Stock and does not foresee that such dividends will be paid in the future.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Plan of Operations
------------------
 The Registrant plans to accumulate oil and gas assets by acquiring producing properties from major oil and gas companies or from larger independent companies; by developing and selling industry prospects that have a carried interest and a controlled risk for the Company; and by acquiring oil and gas companies with existing production and proved reserves in exchange for common stock of the Company.

 Until such time as the Registrant has purchased oil and gas assets, management anticipates that only nominal operating expenses, which are primarily accounting and legal fees related to the Registrant's compliance as an SEC reporting company, will be incurred. Such nominal operating expenses have been and management expects will continue to be paid directly by certain shareholders of the Registrant. There is no assurance, however, that material expenses will not be incurred or that shareholders will have or will make available sufficient funds to cover such material expenses.

Item 7.  Financial Statements

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Lone Wolf Energy, Inc.:

 We have audited the balance sheet of Lone Wolf Energy, Inc., a Colorado corporation, as of December 31, 1997 and 1996 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. The Company is considered to be a development stage enterprise, beginning January 14, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts disclosed in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overa resentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lone Wolf Energy, Inc.
as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended and from the inception of the development stage in conformity with generally accepted accounting principles.


                                   CROSS AND ROBINSON

                                   /s/  CROSS AND ROBINSON
                                   -----------------------------
                                   Certified Public Accountants


May 27, 1998

                          LONE WOLF ENERGY, INC.
                       A Development Stage Company
                      (Formerly K&S Ventures, Inc.)

                             BALANCE SHEETS
                       December 31, 1997 AND 1996



                                     December 31,  December 31,
                                            1997          1996
                                     -----------   -----------

ASSETS
Current Assets
    Cash                                       $0           $0
                                     ------------  -----------
TOTAL ASSETS                                   $0           $0
                                     ------------  -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts Payable                       $6,972           $0
                                     ------------  -----------
Total Liabilities                          $6,972           $0
                                     ------------  -----------

Stockholders' Equity

    Preferred Stock, $0.001 par value,
         20,000,000 shares authorized,
         No shares issued and outstanding      $0           $0

    Common Stock, $0.001 par value,
        100,000,000 shares authorized,
        4,250,000 shares of $0.001 par
        value issued and outstanding at
        December 31, 1997 and 10,000
        shares of $0.01 par value
        issued and outstanding at
        December 31, 1996                   4,250          100

    Additional Paid in Capital             19,165       19,457

    Retained Earnings (Deficit)           (19,557)     (19,557)

    Deficit Accumulated During
        The Development Stage             (10,830)           0
                                        ----------    ---------
    Total Stockholders' Equity            $(6,972)          $0
                                        ----------    ---------

TOTAL LIABILITIES' AND STOCKHOLDERS'
EQUITY                                         $0           $0
                                        ----------    ---------

The accompanying notes are an integral part of the Financial Statements

                         LONE WOLF ENERGY, INC.
                      A Development Stage Company
                     (Formerly K&S Ventures, Inc.)

                        STATEMENTS OF OPERATIONS
              For the years ended December 31, 1997 and 1996
                And from inception of the development stage



                         From Inception
                         of the Develop-      December 31,    December 31,
                         ment Stage                  1997            1996
                         --------------       ------------    ------------

Revenue                             $0                 $0              $0

Expenses
     Legal                       6,973              6,973               0
     Accounting                  1,363              1,363               0
     Transfer Agent              2,494              2,494               0
                         --------------       ------------    ------------
     Total Expenses             10,830             10,830               0
                         --------------       ------------    ------------

Net Loss                      $(10,830)          $(10,830)             $0
                         --------------       ------------    ------------

Weighted Average Shares
Outstanding                  2,520,833          2,520,833          10,000
                         --------------       ------------    ------------

Loss Per Share                   $0.00              $0.00           $0.00
                         --------------       ------------    ------------

  The accompanying notes are an integral part of the Financial Statements

                            LONE WOLF ENERGY, INC.
                         A Development Stage Company
                        (Formerly K&S Ventures, Inc.)

                           STATEMENTS OF CASH FLOWS
                For the years ended December 31, 1997 and 1996
                 And from inception of the development stage


                          From Inception
                          of the Develop-      December 31,     December 31,
                          ment Stage                  1997             1996
                          --------------       -----------      -----------

Operating Activities:
 Net Loss                      $(10,830)          $(10,830)              $0
 Change in Accounts Payable       6,972              6,972                0
                          --------------       -----------      -----------
 Cash Used In Operating
    Activities                   (3,858)            (3,858)               0
                          --------------       -----------      -----------

Financing Activities:
 Sale of Common Stock           100,000            100,000                0
 Less:  Issue Costs            (100,000)          (100,000)               0
 Contribution of Capital
    by Stockholders               3,858              3,858                0
                          -------------        -----------      -----------
 Cash Provided By Financing
    Activities                    3,858              3,858                0
                          -------------        -----------      -----------

Investing Activities                  0                  0                0
                          -------------        -----------      -----------

Change in Cash                        0                  0                0

Cash at Beginning of Period           0                  0                0
                          -------------        -----------      -----------

Cash at End of Period                $0                 $0               $0
                          -------------        -----------      -----------

  The accompanying notes are an integral part of the Financial Statements

                             LONE WOLF ENERGY, INC.
                          A Development Stage Company
                         (Formerly K&S Ventures, Inc.)

                      STATEMENTS OF STOCKHOLDERS' EQUITY
                For the years ended December 31, 1997 and 1996


                                                  Deficit
                                                  Accumu-
                                                  lated
                                                  During
                                        Addi-     the                 Total
                    Shares of           tional    Develop-  Accumu-   Stock-
                    Common      Common  Paid in   ment      lated     holders
                    Stock       Stock   Capital   Stage     Deficit   Equity
                    ---------   ------  -------   --------  -------   -------

Balance at
December 31, 1995      10,000     $100  $15,047        $0  $(19,557)  $(4,410)
 Capital Contributed
   by Shareholders          0        0    4,410         0         0     4,410
                    ---------   ------  -------   --------  -------   --------

Balance at
December 31, 1996      10,000      100   19,457         0   (19,557)        0
  Common Stock
   issued for Cash     90,000      900   99,100         0         0   100,000
  Less:  Issue Costs        0        0 (100,000)        0         0  (100,000)
  Change in Par Value
   (Note 2)                 0     (900)     900         0         0         0
  Stock Dividend
   Issued in 1997   4,150,000    4,150   (4,150)        0         0         0
  Capital Contributed
   by Shareholders          0        0    3,858         0         0     3,858
  Net Loss                  0        0        0   (10,830)        0   (10,830)
                    ---------   ------  -------  ---------  -------  ---------
Balance at
December 31, 1997   4,250,000   $4,250  $19,165  $(10,830) $(19,557)  $(6,972)
                    ---------   ------  -------  ---------  -------  ---------

   The accompanying notes are an integral part of the Financial Statements

                           LONE WOLF ENERGY, INC.
                        A Development Stage Company
                       (Formerly K&S Ventures, Inc.)

                       NOTES TO FINANCIAL STATEMENTS
               FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


1. SIGNIFICANT ACCOUNTING POLICIES

Organization
------------
  Lone Wolf Energy, Inc. (formerly K&S Ventures, Inc.) was incorporated on March 4, 1991 in the state of Colorado. From 1992 until 1994, the Company operated as a retail distributor of Herbalife products. On June 17, 1994, the Company discontinued its retail distributor operations. In January 1997, the Company adopted an operating plan to purchase producing oil and gas properties and to acquire companies in oil and gas related businesses.
In May 1997, the Company changed its name from K&S Ventures, Inc. to Lone Wolf Energy, Inc.


Basis of Accounting
-------------------
  Assets, liabilities, equity, revenue and expenses are recorded under the accrual method of accounting in conformity with generally accepted accounting principles.

Cash and cash equivalents
-------------------------
  The Company considers all cash and marketable securities as cash equivalents.

Income Taxes
------------
  For the years prior to 1997, the Company was taxed under the provisions of Subchapter S of the Internal Revenue Code. Under the provisions of the Code, all losses or taxable income flowed to the stockholders of the Company.
In January 1997, the Company's standing as a Subchapter S corporation, as defined by the Internal Revenue Code, was changed because of the purchase of common stock during 1997 by a corporate shareholder. Beginning with the year ended December 31, 1997, the Company will be considered a "C" corporation for income tax purposes.

Fiscal Year End
---------------
  The Company's fiscal year end is December 31.

Earnings (Loss) per Share
-------------------------
  Primary income (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock of the Company outstanding during the period (See Note 5).

Use of Estimates
----------------
  The preparation of financial statements in conformity with generally accepted principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. STOCKHOLDERS' EQUITY

Issuance of Common Stock
------------------------
  During the first quarter of 1997, 90,000 shares of the Company's common stock was purchased by Lone Wolf Exploration, Inc., a non-affiliated privately held Oklahoma corporation ("LWX"), in exchange for $100,000 in cash. The transaction resulted in LWX owning 90% of the issued and outstanding common stock of the Registrant. In connection with the transaction, the Company paid certain fees in the amount of $100,000 to an unrelated third party.

Change in Par Value
-------------------
  In June, 1997, the par value of the Company's common stock was changed from $0.01 per share to $0.001 per share.

Common Stock Dividend
---------------------
  In June, 1997, the Board of Directors of the Company declared a common stock dividend for the purpose of increasing the number of common shares outstanding. The stock dividend resulted in each shareholder of the Company owning 42.5 shares for each share owned, which increased the number of shares of common stock outstanding from 100,000 shares to 4,250,000 shares.


3. INCOME TAXES

  The deferred tax assets and liabilities are as follows:


         Net operating loss carryforward        $4,332
         Less:  valuation allowance             (4,332)
                                            -----------
         Net deferred tax asset	                     0
                                            -----------

As of December 31, 1997, the Company has a net operating loss carryforward of approximately $11,000 for income tax purposes which expires in 2012. Deferred taxes reflect a combined federal and state tax rate of approximately 40%.


4. DEVELOPMENT STAGE OPERATIONS

  The Company is a development stage enterprise. Its primary focus since inception of the new operating plan has been raising capital.


5. EARNINGS (LOSS) PER SHARE

          Common Shares Outstanding             4,250,000

          Effect of using weighted average
          common and common equivalent shares
          outstanding	                         (1,729,167)
                                               -----------
          Weighted average common shares
          outstanding                           2,520,833
                                               -----------

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

  The officers and directors devote only such time as is necessary to the operations of the Company. Each officer and director maintains outside employment at non-affiliated companies.

  The Directors and Officers of the Registrant as of the date of this report are as follows:

   Name                  Age       Position
   ----------------      ---       --------
   Gifford M. Mabie       57       President and Director

   Rhonda R. Vincent      34       Vice President, Secretary, Treasurer and
                                   Director

   James G. Borem         51       Director


  Gifford M. Mabie, age 57, has been President and a Director of the Company since 1997. Mr. Mabie is also President, CEO and a Director of Maxxon, Inc. (OTCBB: MXON), a development-stage company co-founded by Mr. Mabie in 1996 to develop and commercialize a patented disposable safety syringe. From 1994 to 1997, Mr. Mabie was a consultant to Corporate Vision, Inc. (OTCBB: CVIA), a multimedia software development company. From 1982 to 1994, Mr. Mabie was Senior Vice President of CIS Technologies, Inc. (NASDAQ: CISI), a leading healthcare information company that was purchased by National Data Corporation (NYSE: NDC) in 1996.

  Rhonda R. Vincent, age 34, has been Vice President, Secretary, Treasurer and Director of the Company since 1997. Ms. Vincent is also Vice President, Secretary, Treasurer and Director of Maxxon, Inc. (OTCBB: MXON), a develop-ment-stage company co-founded by Ms. Vincent in 1996 to develop and commercialize a patented disposable safety syringe. From 1994 to 1997, Ms. Vincent was Vice President, Secretary, Treasurer and Director of
Corporate Vision, Inc. (OTC BB: CVIA), a multimedia software development company. For five years prior to joining Corporate Vision, Ms. Vincent was Assistant Vice President of CIS Technologies, Inc. (NASDAQ: CISI), a leading healthcare information processing company that was purchased by National Data Corporation (NYSE: NDC) in 1996.

  James G. Borem, age 51, has been a Director of the Company since 1997.
Mr. Borem is President, CEO and Director of Oil City Petroleum, Inc., an SEC reporting company. From 1991 to 1995, Mr. Borem was President, Chief Operating Officer and Co-Founder of LaTex Resources, Inc. (OTC BB: LATX), a publicly-traded oil and gas company. While at LaTex, he was responsible for increasing the company's assets from $3 million to more than $60 million.

Item 10.  Executive Compensation

  For the years ended December 31, 1997 and 1996, the Company paid no salary or compensation to its executive officers. During those periods, there were no bonus or incentive plans in effect, nor were there any liabilities incurred for the payment of compensation to the Company's officers related to past, present or future services.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table lists the beneficial ownership of the Company's voting securities by each person known by the Company to be the beneficial owner of more than 5% of such securities, as well as by all directors and officers of the issuer. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown:


                                          Amount and Nature
   Title of     Name and Address of       of Beneficial         Percent of
   Class        Beneficial Owner          Ownership             Class
   ----------   -------------------       -----------------     ----------

   Common       William G. Morgan
                2048 West Houston         Beneficial Owner
                Broken Arrow, OK  74012   350,000 shares         8.24%

   Common       Gifford M. Mabie
                8908 S. Yale Ave. #409    Officer/Director
                Tulsa, OK  74137          200,000 shares         4.71%

   Common       Rhonda R. Vincent
                8908 S. Yale Ave. #409    Officer/Director
                Tulsa, OK  74137          200,000 shares         4.71%

   Common       James G. Borem
                8908 S. Yale Ave. #409    Officer/Director
                Tulsa, OK  74137          200,000 shares         4.71%


    Common      All Officers and
                Directors as a group
                (3 persons)               600,000 shares        14.12%


Item 12.  Certain Relationships and Related Transactions

  For the years ended December 31, 1997 and 1996, there were no related party transactions.


Item 13.  Exhibits and Reports on Form 8-K.

a.  Exhibits

    Exhibit No.                          Page
    -----------                          ----
    23.0  Consent of Cross & Robinson
    24.0  Power of attorney              Included on Signature Page of this
                                         Form 10-KSB
    27.0  Financial Data Schedule        For electronic filing only


b.  Reports on Form 8-K
  There were no reports on Form 8-K filed during the last quarter of the period covered by this report.

                                 SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONE WOLF ENERGY, INC.

/s/  RHONDA R. VINCENT
______________________________________
By:  Rhonda R. Vincent, Vice President,
Secretary and Treasurer

Date:  May 27, 1998


                             POWER OF ATTORNEY

  KNOWN ALL MEN BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Rhonda R. Vincent, his or her true and lawful attorneys-in-fact and agents, to sign any or all amendments to this Report on Form 10-KSB, and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto the attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person hereby ratifying and confirming that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Exchange Act of 1934, this Report on Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  Signature                    Capacity                      Date

/s/  GIFFORD M. MABIE          President and Director        May 27, 1998
---------------------
Gifford M. Mabie


/s/  RHONDA R. VINCENT         Vice President, Secretary,
----------------------         Treasurer and Director        May 27, 1998
Rhonda R. Vincent


/s/  JAMES G. BOREM            Director                      May 27, 1998
----------------------
James G. Borem

                               Exhibit 23.0
                      CONSENT OF INDEPENDENT AUDITORS


   To the Board of Directors and Stockholders of Lone Wolf Energy, Inc.

   We hereby do consent to the inclusion of the December 31, 1997 independent auditor's report in the Lone Wolf Energy, Inc. FORM 10-KSB for the year ended December 31, 1997.

CROSS AND ROBINSON

/s/  CROSS AND ROBINSON
----------------------------
Certified Public Accountants


May 27, 1998