Form 10QSB
period 1998-06-30
LONE WOLF ENERGY INC
filed 1998-08-18
CIK 928373

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 1998

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

The number of shares of the Registrant's only class of common stock issued and outstanding, as of June 30, 1998, was 4,250,000 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

LONE WOLF ENERGY, INC.
(A Development Stage Company)
BALANCE SHEETS
June 30, 1998 and December 31, 1997
(Unaudited)

                                        June 30,       December 31,
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
   Common Stock- $0.001 par value
      100,000,000 shares authorized,
      4,250,000 shares issued and
      outstanding at June 30, 1998
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

LONE WOLF ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the three months and six months ended June 30, 1998 and 1997
(Unaudited)

                         Three months              Six  months
                            ended                     ended
                      June 30,    June 30,       June 30,   June 30,
                        1998       1997            1998      1997
                      --------------------       ------------------

Revenue                    $0         $0              $0         $0

Expenses:
    Legal                 260          0           2,944          0
    Accounting              0          0              87          0
    Transfer Agent        397          0             778          0
    Other                 453          0             453          0
                      --------     -------       --------   -------
                        1,110          0           4,262          0
                      --------     -------       --------   -------

Net Loss               (1,110)         0          (4,262)         0
                      --------     -------       --------   -------

Wgt.Avg. Shares     4,250,000   4,250,000      4,250,000  4,250,000
                      --------    --------     ---------  ---------

Loss per share          $0.00      $0.00         $0.00        $0.00
                      --------  ----------     --------   ---------


LONE WOLF ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1998 and 1997
(Unaudited)

                                        June 30,             June 30,
                                            1998                1997
                                        --------             --------

Operating Activities
   Net loss                               (4,262)                  0
   Change in Accounts Payable              2,355                   0
                                        --------             --------
   Cash used in operating activities      (1,907)                  0
                                        --------             --------

Financing Activities
   Sale of Common Stock                        0              100,000
     Less:  Issue Costs                        0             (100,000)
   Contribution of Capital
     by Stockholders                       1,907                    0
                                        --------             --------
   Cash provided by financing activities   1,907                    0
                                        --------             --------

Investing Activities                           0                   0
                                        ---------           ---------
Change in cash                                 0                   0
Cash at beginning of period                    0                   0
                                        ---------           ---------
Cash at end of period                          0                   0
                                        ---------           ---------

LONE WOLF ENERGY, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
For the six months ended June 30, 1998 and 1997


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

    Fiscal Year End
    The Company's fiscal year end is December 31.

2.  Stockholders' Equity

    Additional Capital Contributed During 1998
    -----------------------------------------------------------
    During the second quarter of 1998 and for the six months ended June 30, 1998, certain shareholders of the Company contributed approximately $1,400 and $1,900, respectively, in additional capital that was used to pay certain operating expenses of the Company. It is expected that these shareholders will continue to provide the capital necessary to meet the nominal operating expenses of the Company.

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


Date:  August 17, 1998