Form 10QSB
period 1998-09-30
LONE WOLF ENERGY INC
filed 1998-11-17
CIK 928373

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 1998

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

The number of shares of the Registrant's only class of common stock issued and outstanding, as of September 30, 1998, was 4,250,000 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

LONE WOLF ENERGY, INC.
(A Development Stage Company)
BALANCE SHEETS
September 30, 1998 and December 31, 1997
(Unaudited)

                                        Sept 30,       December 31,
                                           1998               1997

ASSETS
Current Assets
   Cash                                      $0                 $0
                                        --------          ---------

TOTAL ASSETS                                 $0                 $0
                                        --------          ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                     $19,502             $6,972
                                        --------          ---------

Total Liabilities                       $19,502             $6,972
                                        --------          ---------

Stockholders' Equity:
   Preferred Stock- $0.001 par value
      20,000,000 shares authorized, no
      shares issued and outstanding          $0                 $0
   Common Stock- $0.001 par value
      100,000,000 shares authorized,
      4,250,000 shares issued and
      outstanding at Sept 30, 1998
      and December 31, 1997,
      respectively                        4,250              4,250
   Additional Paid in Capital            21,646             19,165
   Accumulated Deficit                  (45,398)           (30,387)
                                        --------           --------
Total stockholders' equity              (19,502)            (6,972)
                                        --------           --------

Total Liabilities and Equity                 $0                 $0
                                        --------           --------

The accompanying notes are an integral part of the financial statements.

LONE WOLF ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the three months and nine months ended September 30, 1998 and 1997
(Unaudited)

                         Three months              Nine  months
                            ended                     ended
                      Sept 30,    Sept 30,       Sept 30,   Sept 30,
                        1998       1997            1998      1997
                      --------------------       ------------------

Revenue                    $0         $0              $0         $0

Expenses:
    Legal               8,481          0          11,425          0
    Accounting          4,508          0           4,595          0
    Transfer Agent        254          0           1,032          0
    Other               1,364          0           1,818          0
                      --------     -------       --------   -------
                       14,607          0          18,870          0
                      --------     -------       --------   -------

Net Loss              (14,607)         0         (18,870)         0
                      --------     -------       --------   -------

Wgt.Avg. Shares     4,250,000   4,250,000      4,250,000  4,250,000
                      --------    --------     ---------  ---------

Loss per share          $0.00      $0.00         $0.00        $0.00
                      --------  ----------     --------   ---------

The accompanying notes are an integral part of the financial statements.


LONE WOLF ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the nine months ended Sept 30, 1998 and 1997
(Unaudited)

                                        Sept 30,             Sept 30,
                                            1998                1997
                                        --------             --------

Operating Activities
   Net loss                              (18,870)                  0
   Change in Accounts Payable             12,530                   0
                                        --------             --------
   Cash used in operating activities      (6,340)                  0
                                        --------             --------

Financing Activities
   Sale of Common Stock                        0              100,000
     Less:  Issue Costs                        0             (100,000)
   Contribution of Capital
     by Stockholders                       6,340                    0
                                        --------             --------
   Cash provided by financing activities   6,340                    0
                                        --------             --------

Investing Activities                           0                   0
                                        ---------           ---------
Change in cash                                 0                   0
Cash at beginning of period                    0                   0
                                        ---------           ---------
Cash at end of period                          0                   0
                                        ---------           ---------
The accompanying notes are an integral part of the financial statements.

LONE WOLF ENERGY, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
For the nine months ended June 30, 1998 and 1997


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

    Fiscal Year End
    The Company's fiscal year end is December 31.

2.  Stockholders' Equity

    Additional Capital Contributed During 1998
    -----------------------------------------------------------
    During the third quarter of 1998 and for the nine months ended Sept 30, 1998, certain shareholders of the Company contributed approximately $4,433 and $6,340, respectively, in additional capital that was used to pay certain operating expenses of the Company. It is expected that these shareholders will continue to provide the capital necessary to meet the nominal operating expenses of the Company.

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


Date:  November 16, 1998