Form 10KSB
period 1998-12-31
LONE WOLF ENERGY INC
filed 1999-04-07
CIK 928373

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB

             Annual Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                      For the year ended December 31, 1998

                          Commission File No. 0-24684

                             LONE WOLF ENERGY, INC.
                 (Name of small business issuer in its charter)

                                    Colorado
         (State or other jurisdiction of Incorporation or Organization)

                                   73-1550360
                     (IRS Employer Identification Number )

                               2400 NW 30th, #814
                         0klahoma City, Oklahoma 73112
                                 (405) 946-5972
    (Address,including zip code and telephone number, including area Code of registrant's executive offices)

                               K&S VENTURES, INC.
                          (Former Name of Registrant)

      Securities registered under Section 12 (b) of the Exchange Act: none

        Securities registered under Section 12 (g) of the Exchange Act:

                         Common Stock, $0.001 par value
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year: $ -0-

     State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of March 31, 1999: $2,188,000.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 1999 there were 11,170,000 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference:  None

                                     PART I

Item 1.  Description of Business

     Lone Wolf Energy, Inc. (the "Registrant" or `Company") was incorporated on March 4, 1991 in the state of Colorado and was formerly known as K&S Ventures. In February 1999 the Company signed a Master Equipment Sales Agreement with Eagle Capital, Inc. (OTCBB: ECIC) to sell specialized equipment used in producing patented IMSI blocks for mortarless dry stack construction. The Agreement calls for the Company to provide ten mobile block plants and five portable Q-Bond plants over the next thee years.

     Employees
     During the year ended December 31, 1998, the Company had no full-time employees.

Item 2.  Description of Property

     Facilities
     The Company maintains its principal office at 2400 NW 30th, #814, Oklahoma City, OK 73112. Its officers provide the office space free of charge to the Company. The Company owns no other property.

Item 3.  Legal Proceedings

     There are no material legal proceedings that are pending or have been threatened against the Company.

Item 4. Submission of Matters to a Vote of Security Holders

     None


                                     PART II


Item 5.  Market for Registrant's Common Stock and Related Shareholder Matters

     Market Information
     The Company began trading on the OTC Bulletin Board in October 1998 under the symbol LWEI.

     Indicate, as applicable, that such over-the-counter market quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Where there is an absence of an established public trading market, reference to quotations shall be qualified by appropriate explanation.

     The bid price has ranged from $0.025 to $0.50 since trading was approved in the fourth quarter of 1998.

     Sales of Common Stock During 1998
     During the fourth quarter of 1998, 6,500,000 shares of the Company's common stock were issued to certain individuals in exchange for services rendered and forgiveness of debts in prior periods. The stock issued was at $0.001 per share. In addition during the fourth quarter of 1998, 420,000 shares of common stock were exchanged to certain third parties for services and $420 cash.

     Common Stock Dividend During 1998
     There were no common stock dividends during 1998.

     Common Stock Subject to Options or Warrants
     There are no outstanding options or warrants to purchase common stock of the Registrant. There are no securities convertible into common stock of the Registrant

     Common Stock that could be sold pursuant to Rule 144
     Of the 11,170,000 shares outstanding, 11,170,000 shares are eligible, as of the date of this report, for sale under Rule 144 of the Securities Act.

     Holders
     As of December 31, 1998, the Company had 119 shareholders of record.

     Cash Dividends
     The Company has not paid any cash dividends on its Common Stock and does not foresee that such dividends will be paid in the future.

Item 6.  Management's Discussion and Analysis or Plan of Operation

     Plan of Operations
     The Company plans to purchase certain specialized equipment to be sold to Eagle Capital, Inc. (OTCBB: ECIC) for use in producing blocks to be used in the IMSI mortarless block system. Such equipment sales will give a guaranteed monthly payment to the Company plus production payments for blocks produced in excess of a certain amount each month.

     Subsequent to the end of the year of this report, the Company signed a Master Equipment Sales Agreement with Eagle to provide ten mobile blocks plants and five portable Q-Bond plants over the next three years. Financing has been arranged for the first machine, which has been manufactured. The Company plans to use the profits from this venture to acquire or establish other business ventures as it sees fit.

Item 7.  Financial Statements


                          INDEPENDENT AUDITOR'S REPORT


     To the Board of Directors and Stockholders of Lone Wolf Energy, Inc.:

     We have audited the balance sheet of Lone Wolf Energy, Inc., a Colorado corporation, as of December 31, 1998 and 1997 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. The Company is considered to be a development stage enterprise, beginning January 14, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lone Wolf Energy, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended and from the inception of the development stage in conformity with generally accepted accounting principles.

                                               HENDERSON, SUTTON & COMPANY P. C.

                                          /s/  HENDERSON, SUTTON & COMPANY P. C.
                                        ----------------------------------------
                                               Certified Public Accountants

      March 30, 1999

                             LONE WOLF ENERGY, INC.
                           A Development Stage Company
                          (Formerly K&S Ventures, Inc.)

                                 BALANCE SHEETS
                           December 31, 1998 AND 1997

                                                   December 31,     December 31,
                                                          1998             1997
                                                   ------------     ------------
                                  ASSETS

Current Assets
    Cash                                                  $282               $0
                                                  -------------     ------------
TOTAL ASSETS                                             $ 282               $0
                                                  =============     ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                      $ 0           $6,972
                                                  -------------     ------------

Total Liabilities                                            0            6,972
                                                  -------------     ------------

Stockholders' Equity
     Preferred Stock, $0.001 par value,
        20,000,000 shares authorized, No shares
        issued and outstanding                              $0               $0

     Common Stock, $0.001 par value, 100,000,000
        shares authorized, 11,170,000 shares issued
        and outstanding at December 31, 1998 and
        4,250,000 shares issued and outstanding at
        December 31, 1997                               11,170            4,250
     Additional Paid in Capital                         45,941           19,165
     Retained Earnings (Deficit)                       (19,557)         (19,557)
     Deficit Accumulated During The Development Stage  (37,272)         (10,830)
                                                  -------------     ------------
     Total Stockholders' Equity                            282           (6,972)
                                                  -------------     ------------

TOTAL LIABILITIES' AND STOCKHOLDERS' EQUITY               $282               $0
                                                  =============     ============


     The accompanying notes are an integral part of the Financial Statements

                             LONE WOLF ENERGY, INC.
                           A Development Stage Company
                          (Formerly K&S Ventures, Inc.)

                            STATEMENTS OF OPERATIONS
                 For the years ended December 31, 1998 and 1997
                   And from inception of the development stage


                                 From Inception
                                         of the
                                    Development     December 31,    December 31,
                                          Stage            1998            1997
                                 --------------     ------------    ------------

Revenue                                     $0               $0              $0

Expenses
     Legal                              18,398           11,425           6,973
     Accounting                          6,270            4,907           1,363
     Consulting                          6,500            6,500               0
     Transfer Agent                      3,862            1,368           2,494
     Telephone                           1,712            1,712               0
     Miscellaneous                         530              530               0
                                 --------------     ------------    ------------
     Total Expenses                     37,272           26,442          10,830
                                 --------------     ------------    ------------


Net Loss Accumulated During
   the Development Stage               (37,272)         (26,442)        (10,830)
                                 --------------     ------------    ------------

Weighted Average Shares
   Outstanding                               -        4,516,154       2,520,833
                                 --------------     ------------    ------------

Loss Per Share                               -            $0.00           $0.00
                                 --------------     ------------    ------------


     The accompanying notes are an integral part of the Financial Statements

                             LONE WOLF ENERGY, INC.
                           A Development Stage Company
                          (Formerly K&S Ventures, Inc.)

                            STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 1998 and 1997
                   And from inception of the development stage

                                          From
                                     Inception
                                        of the
                                   Development       December 31,   December 31,
                                         Stage              1998            1997

                                  ------------      ------------    ------------
Operating Activities:
     Net Loss                        ($37,272)         ($26,442)       ($10,830)
     Change in Accounts Payable             0            (6,972)          6,972
                                  ------------      ------------    ------------

     Cash Used In Operating
     Activities                       (37,272)          (33,414)         (3,858)
                                  ------------      ------------    ------------

Financing Activities:
     Sale of Common Stock             100,420               420         100,000
       Less:  Issue Costs            (100,000)                0        (100,000)
     Common Stock Issued
       for Services Rendered            6,500             6,500               0
     Contribution of Capital
       by Stockholders                 30,634            26,776           3,858
                                  -------------     ------------    ------------

     Cash Provided By Financing
     Activities                        37,554            33,696           3,858
                                  -------------     ------------    ------------

Investing Activities                        0                 0               0
                                  -------------     ------------    ------------

Change in Cash                            282               282               0

Cash at Beginning of Period                 0                 0               0
                                  -------------     ------------    ------------

Cash at End of Period                    $282              $282               0
                                  -------------     ------------    ------------

     The accompanying notes are an integral part of the Financial Statements

                             LONE WOLF ENERGY, INC.
                           A Development Stage Company
                          (Formerly K&S Ventures, Inc.)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the years ended December 31, 1998 and 1997




                                              Deficit
               Shares                     Accumulated
                   of         Additional   During the                      Total
               Common  Common    Paid in  Development  Accumulated  Stockholders
                Stock   Stock    Capital        Stage      Deficit        Equity
              ------------------------------------------------------------------

Balance at
December 31,
1996           10,000    $100    $19,457           $0    $(19,557)           $0

Common Stock
Issued for
Cash           90,000     900     99,100            0           0       100,000

Less: Issue
Costs               0       0   (100,000)           0           0      (100,000)

Change in
Par Value           0    (900)       900            0           0             0

Stock
Dividend
Issued in
1997        4,150,000   4,150     (4,150)           0           0             0

Capital
Contributed
by Share-
holders             0       0      3,858            0           0         3,858

Net Loss            0       0          0      (10,830)          0       (10,830)
           ---------------------------------------------------------------------
Balance at
December 31,
1997        4,250,000  $4,250     $19,165    $(10,830)   $(19,557)      $(6,972)
           ---------------------------------------------------------------------

Common Stock
Issued for
Cash          420,000     420           0           0           0           420

Common Stock
Issued for
Services
Rendered    6,500,000   6,500           0           0           0         6,500

Capital
Contributed
by Share-
holders             0       0      26,776           0            0       26,776

Net Loss            0       0           0     (26,442)           0      (26,442)
           ---------------------------------------------------------------------
Balance at
December
31, 1998   11,170,000 $11,170     $45,941    $(37,272)    $(19,557)        $282
           ---------------------------------------------------------------------


     The accompanying notes are an integral part of the Financial Statements

                             LONE WOLF ENERGY, INC.
                           A Development Stage Company
                          (Formerly K&S Ventures, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


1. SIGNIFICANT ACCOUNTING POLICIES

     Organization
     Lone Wolf Energy, Inc. (formerly K&S Ventures, Inc.) was incorporated on March 4, 1991 in the state of Colorado. In February 1999 the Company signed a Master Sales Agreement with Eagle Capital, Inc. (OTCBB: ECIC) to sell specialized equipment used in producing patented IMSI blocks for mortarless dry stack construction. The agreement calls for the Company to provide ten mobile block plants and five portable Q-Bond plants over the next three years.

     Basis of Accounting
     Assets, liabilities, equity, revenue and expenses are recorded under the accrual method of accounting in conformity with generally accepted accounting principles.

     Cash and cash equivalents
     The  Company   considers  all  cash  and  marketable   securities  as  cash
equivalents.

     Income Taxes
     For the years prior to 1997, the Company was taxed under the provisions of Subchapter S of the Internal Revenue Code. Under the provisions of the Code, all losses or taxable income flowed to the stockholders of the Company. In January 1997, the Company's standing as a Subchapter S corporation, as defined by the Internal Revenue Code, was changed because of the purchase of common stock during 1997 by a corporate shareholder. Beginning with the year ended December 31, 1997, the Company will be considered a "C" corporation for income tax purposes.

     Fiscal Year End
     The Company's fiscal year end is December 31.

     Earnings (Loss) per Share
     Primary income (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock of the Company outstanding during the period (See Note 5).

     Use of Estimates
     The preparation of financial statements in conformity with generally accepted principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.


2. STOCKHOLDERS' EQUITY

     Issuance of Common Stock
     During the first quarter of 1997, 90,000 shares of the Company's common stock was purchased by Lone Wolf Exploration, Inc., a non-affiliated privately held Oklahoma corporation ("LWX"), in exchange for $100,000 in cash. The transaction resulted in LWX owning 90% of the issued and outstanding common stock of the Registrant. In connection with the transaction, the Company paid fees in the amount of $100,000 to certain unrelated third parties.

     During 1998 6,500,000 shares were issued at 0.001 for services rendered by related parties and stockholders.

     Change in Par Value
     In June 1997, the par value of the Company's common stock was changed from $0.01 per share to $0.001 per share.

     Common Stock Dividend
     In June 1997, the Board of Directors of the Company declared a common stock dividend for the purpose of increasing the number of common shares outstanding. The stock dividend resulted in each shareholder of the Company owning 42.5 shares for each share owned, which increased the common stock outstanding from 100,000 shares to 4,250,000 shares.


3.  INCOME TAXES

    The deferred tax assets and liabilities are as follows:

    Net operating loss carryforward                             $ 14,909
    Less:  valuation allowance                                    14,909
                                                              ----------

    Net deferred tax asset                                      $      0
                                                              ----------

     As of December 31, 1998, the Company has a net operating loss carryforward of approximately $37,000 for income tax purposes and expires as follows:

Year of Loss   Expires      Carryforward Amount       Deferred Tax Asset
                                                        or (Liability)
1997           2012               $11,000                    $4,332
1998           2013                26,000                    10,577
                            -------------------     ---------------------
                                  $37,000                   $14,909
                            -------------------     ---------------------


       Deferred taxes reflect a combined federal and state tax rate of approximately 40%.


4. DEVELOPMENT STAGE OPERATIONS

     The Company is a development stage enterprise. Its primary focus since inception of the new operating plan has been raising capital.

5. EARNINGS (LOSS) PER SHARE

     Common Shares Outstanding                                   11,170,000

     Effect of using weighted average common and common
     equivalent shares outstanding                               (6,653,846)
                                                             -------------------

     Weighted average common shares outstanding                   4,516,154
                                                             -------------------

     Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     The Company changed from Cross and Robinson, Certified Public Accountants to Henderson, Sutton & Company P.C. because the partner in charge of the audit switched from Cross and Robinson to Henderson, Sutton & Company P.C. and the Company wanted to follow his change for consistency purposes. There were no disagreements withCross and Robinson with regard to accounting procedures and financial disclosure.


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

     The Directors and Officers of the Registrant as of the date of this report are as follows:

     Name                             Age        Position
     -------------------------------- ---------- -------------------------------

     Marc W. Newman                   29         President and Director
     Douglas A. Newman                51         Vice President, Secretary,
                                                   and Director

     -------------------------------- ---------- -------------------------------

     Marc W. Newman, has been President and a Director of the Company since November 1998. From July 1998 to November 1998 Mr. Newman was a private investment consultant. From 1992 to July 1998 Mr. Newman was a registered investment broker. Prior to that time Mr. Newman was a full time student.

     Douglas A. Newman, have been Vice President, Secretary and a Director of the Company since November 1998. From 1991 to 1998 Mr. Newman was Chairman, Vice President and Secretary of Hospital Rehabilitation Services, Inc. a privately held company he co-founded, which provided contract Physical Therapy services to hospitals in Tennessee, Alabama, Illinois and North Carolina. From 1985 to 1990 Mr. Newman was Chairman, CFO, Secretary and a Director of Wedding Information Network, Inc. (NASDAQ: WINN), a franchisor and operator of "The Wedding Pages", a leading publication for bridal planning and direct marketing to brides to be. Prior to his employment with Wedding Information Network, Inc., Mr. Newman was a partner in the CPA firm of Newman and Nanfito in Omaha, Nebraska. Douglas Newman is the father of Marc Newman, President of the Company.


Item 10.  Executive Compensation

     For the years ended December 31, 1998 and 1997, the Company paid no salary or compensation to its executive officers. During those periods, there were no bonus or incentive plans in effect, nor were there any liabilities incurred for the payment of compensation to the officers of the Company related to past, present or future services.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table lists the beneficial ownership of the Company's voting securities by each person known by the Company to be the beneficial owner of more than 5% of such securities, as well as by all directors and officers of the issuer. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown:

                                         Amount and
                                         Nature of
   Title of    Name and Address          Beneficial       Shares       Percent
   Class       of Beneficial Owner       Ownership        Owned        of Class
   ---------   ------------------------------------------ ----------------------
   Common      Joyce Boyer               Beneficial       983,000      8.80%
               8310 E. 107th Pl.         Owner
               Tulsa, OK  74133


   Common      Gifford M. Mabie          Beneficial       721,700      6.46%
               8908 S. Yale Ave. #409    Owner
               Tulsa, OK  74137

   Common      Rhonda R. Vincent         Beneficial       573,500      5.13%
               8908 S. Yale Ave. #409    Owner
               Tulsa, OK  74137

   Common      Amy Renteria              Beneficial     1,080,000      9.67%
               4201 W. Memorial, #9101   Owner
               Oklahoma City, OK  73120

   Common      Pearl L. Wray             Beneficial     1,040,000      9.31%
               8310 E. 107th Pl.         Owner
               Tulsa, OK.  74133

   Common      Marc W. Newman            Officer/       1,605,434(1)  14.37%
               2400 NW 30th, #814        Director
               Oklahoma City, OK  73112


   Common      Douglas A. Newman         Officer/       1,110,000      9.94%
               2400 NW 30th, #814        Director
               Oklahoma City, OK  73112


               All Officers and Directors               2,715,434     24.31%
   Common      as a group (2 persons)

    (1) 1,000,000 shares are held beneficially, 400,000 shares are held in trust controlled by Mr. Newman for his sons Christian and Brandon, 205,434 shares are held in Newboy, Inc., a corporation controlled by Mr. Newman.



Item 12.  Certain Relationships and Related Transactions

     For the year ended December 31, 1998 consulting agreements were entered into between the company and certain related parties in exchange for shares of common stock. There were no related party transactions noted for the year ended December 31,1997.


Item 13.  Exhibits and Reports on form 8-K.

     a. Exhibits

     Exhibit No.                                               Page
     -------------------------------------------------- ------------------
     10.0  Master Equipment Sales Agreement with              15-20
               Eagle Capital, Inc.

     23.0  Consent of Henderson, Sutton & Company P. C.          21

     24.0  Power of attorney                            Included on Signature
                                                            Page of this
                                                             Form 10-KS

     27.0  Financial Data Schedule                         For electronic
                                                             filing only


     b. Reports on Form 8-K

     On November 10, 1998, a form 8-K was filed reporting the following items:

     1. On October 27, 1998, the Company's common stock was cleared for trading on the over-the-counter market under the symbol "LWEI".

     2. On November 4, 1998 the Board of Directors approved the issuance of common stock in satisfaction of obligations incurred with consultants to the Company as follows:

             *Marc  Newman                        5,500,000 shares
              Gifford M. Mabie                      521,700 shares
              Rhonda R. Vincent                     373,500 shares
              Frederick K. Slicker                  104,800 shares

     The shares designated to Marc Newman were issued as follows to persons who rendered services to him in relevant to the Company's business:

             *Marc Newman                         1,400,000 shares
             Douglas A. Newman                    1,080,000 shares
             Pearl Wray                           1,040,000 shares
             Joyce Boyer                            850,000 shares
             Amy Renteria                         1,080,000 shares
             Chuck Richardson                        50,000 shares

*Includes 400,000 shares issued to Mr. Newman's sons Christian and Brandon.

     3. On November 4, 1998 Rhonda R. Vincent resigned as a director and officer of the Company. The Board elected Marc W. Newman to fill the Board vacancy.


     4. On November 4, 1998, Gifford M. Mabie resigned as a director and officer of the Company. The Board elected Douglas A. Newman, father of Marc Newman, to fill the vacancy.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             LONE WOLF ENERGY, INC.

                                             /s/ DOUGLAS A. NEWMAN
                                             ----------------------
                                             By:  Douglas A. Newman,
                                             Vice President and Secretary


Date: April 1, 1999

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

   Signature                       Capacity                        Date
   -----------------------------------------------------------------------------

   /s/  MARC W. NEWMAN             President and Director          April 1, 1999
   -------------------------
   Marc W. Newman

   /s/ DOUGLAS A. NEWMAN           Vice President, Secretary,      April 1, 1999
   --------------------------      and Director
   Douglas A. Newman

                                   Exhibit 10.0

                        MASTER EQUIPMENT SALES AGREEMENT

     This Master Equipment Sales Agreement (the "Agreement") entered into this 26th day of February, 1999, by and between Eagle Capital International, Ltd., a Nevada corporation ("Eagle") and Lone Wolf Energy, Inc., a Colorado corporation ("Lone Wolf").

                              W I T N E S S E T H :

     In consideration of the mutual covenants contained herein, the parties agree as follows:

     1. Definitions. The following capitalized terms, when used herein, shall have the meanings ascribed to them:

     "Affiliate" means, with respect to any specified Person, any other Person that directly, or indirectly through one or more intermediaries, controls, is controlled by, or is under common control with, such specified Person.

     "Block" means one (1) unit of the masonry end-product of a Block Plant.

     "Business Day" means any calendar day in which federally chartered United States banks are open for substantially all banking business.

     "Foam Insert" shall mean one (1) set of insulation inserts for each Block, manufactured by a Foam Production Plant.

     " Foam Production Plant" shall mean a trailer (if applicable) and related machinery necessary for the manufacture of Foam Inserts to be used in connection with the fabrication of the IMSI System

     "IMSI" means Integrated Masonry Systems International, Ltd.

     "IMSI System" shall mean a patented block wall insulated reinforced masonry system, using mortarless dry-stacked construction techniques and having ICBO (International Conference of Building Officials) approval status, owned by IMSI.

     "Initial Block Plant" means that certain Block Plant, Serial Number 990226, manufactured by Fleming Mfg. Co. and currently locating at Fleming's facilities in Cuba, Missouri.

     "Installment Sales Agreement" means the agreement attached hereto as Exhibit "A," the terms of which are incorporated herein by this reference.

     "Minimum Installment Sales Payments" is defined in the Installment Sales Agreement.

     " Block Plant" shall mean a trailer (if applicable) and related machinery necessary for the manufacture of Blocks to be used in connection with the fabrication of Products.

     "Person" means any individual, partnership, firm, corporation, limited liability company, association, joint stock company, trust, joint venture, unincorporated association or government entity or any department, agency or political subdivision thereof, domestic or foreign.

     "Plant" shall mean either a Block Plant, a Foam Production Plant, or a Surface Bonding Production Plant.

     "Production Payments" is defined in the Plant Installment Sales Agreement.

     "Products"  means  Blocks,   Foam  Inserts  and  Surface  Bonding  used  in
connection with the IMSI System or equivalent technology.

     "Security Agreement" means the Security Agreement attached as Exhibit "D," the terms of which are incorporated herein by this reference.

     "Surface Bonding Production Plant" shall mean a trailer (if applicable) and related machinery necessary for the manufacture of Surface Bonding to be used in connection with the fabrication of Products.

     "Surface Bonding" means the structure coating end-product from a Surface Bonding Production Plant.

     "Second Block Plant" means the next Block Plant Eagle will request Lone Wolf to furnish under this Agreement after the Initial Block Plant.

     2. Eagle Licenses. IMSI is granting Eagle all licenses and contractual rights necessary with respect to the IMSI System to allow Eagle to fulfill all of its obligations under this Agreement.

     3. Purchase and Sale of Plants. Eagle hereby agrees to purchase a minimum of ten (10) Block Plants and five (5) Surface Bonding Plants from Lone Wolf, and such number of Foam Production Plants from Lone Wolf as Eagle may determine in its sole discretion, and Lone Wolf hereby agrees to sell all such Plants to Eagle subject to the following procedures:

     (a) With respect to each Plant Eagle desires to purchase from Lone Wolf under this Agreement, Eagle shall provide Lone Wolf with a written description of the Plant and the name of the Person who will be issuing the Third-Party Guarantee prior to the second payment that Lone Wolf is required to make to the Plant manufacturer. Eagle agrees that, except for the Second Block Plant, it will order Plants from Lone Wolf under this Agreement not more frequently than one (1) Plant every three (3) months, nor less frequently than one (1) Plant every six (6) months. Eagle agrees that it will not request Lone Wolf to furnish the Second Block Plant under this Agreement until after tenth (10th) Business Day following the date of this Agreement, unless Lone Wolf gives prior consent in writing.

     (b) Within ten (10) Business Days after Lone Wolf's receipt of the information described in Section 3(a), Lone Wolf will provide Eagle with written notice of its decision whether to furnish the Plant requested. In the event Lone Wolf provides written notice to Eagle that it will not furnish the Plant or fails to provide written notice to Eagle of its decision within the said period, Eagle shall have the right to obtain the Plant from another source without affecting Eagle's obligation to purchase the remaining Plants hereunder; however, in the event Lone Wolf declines an aggregate of three (3) requests by Eagle for a Block Plant, this Agreement may be terminated by Eagle, upon written notice to Lone Wolf, without liability to either party.

     (c) Eagle shall be responsible for ordering each Plant from the manufacturer of its choice, for negotiating the purchase price, delivery date and other terms concerning of the Plant, and for securing the third-party guarantee of the Installment Sales Agreement for the Plant.

     (d) With respect to each Plant Lone Wolf agrees to furnish under Section 3(b),

     (i) Upon receipt of Lone Wolf's written notice that it will furnish a Plant pursuant to Eagle's request under this Agreement, Eagle and Lone Wolf shall execute an Installment Sales Agreement and a Security Agreement, and Eagle shall pay Lone Wolf ten thousand dollars ($10,000), which amount shall be credited by Lone Wolf to Eagle as part of Eagle's obligation to pay the first four (4) Minimum Sales Payments pursuant to Section 3(d)(iv) below.

     (ii) Eagle shall furnish (A) a third-party guarantee acceptable to Lone Wolf or, (B) at Eagle's option, a pledge acceptable to Lone Wolf of part or all of its income stream sufficient to secure payment of its obligations under the Installment Sales Agreement and this Agreement, provided such acceptance by Lone Wolf shall not be unreasonably withheld, or (C) at Eagle's option, any alternative arrangement to (A) or (B) that is acceptable to Lone Wolf.

     (iii) Except as provided in Section 6, Eagle shall provide Lone Wolf with the third-party guarantee or pledge of part or all of its income stream as provided in Section 3(d)(ii) above prior to the time Lone Wolf's second payment is due and payable to the Plant manufacturer; and

     (iv) Prior to shipment of the Plant from the manufacturer, Eagle shall furnish Lone Wolf with a copy of the executed agreement between the user of the Plant and the purchaser of the Products to which the Plant relates.

     4. Eagle Certificate of Deposit Security Agreement.

     (a) With respect to each Plant purchased by Eagle hereunder, Eagle shall pledge and deliver to Lone Wolf as security for Eagle's performance under the Plant's Installment Sales Agreement an amount sufficient to pay the first four
(4) Minimum Installment Sales Payments under the Installment Sales Agreement.

     (b) Lone Wolf shall use the amount paid by Eagle  pursuant to the foregoing
Section 4(a) to pay the first two Minimum Installment Sales Payments under the Plant's Installment Sales Agreement. The portion not used to pay the first two Minimum Installment Sales Payments shall remain in the possession of lone Wolf (or Lone Wolf's Lender) for the duration of the term of the Plant's Installment Sales Agreement, in an interest bearing certificate of deposit or certificates of deposit providing the highest rate of interest available at Federal Bank Centre, Broken Arrow, Oklahoma. Upon termination of the Plant's Installment Sales Agreement, the Principal amount shall be returned to Eagle.

     (c) As long as the shall not have occurred an Event of Default under the Plant's Installment Sales Agreement, Eagle shall have the right to receive all interest earned from such certificates of deposit.

     5. Exception for Initial Block Plant. With respect to the Initial Plant, Eagle shall furnish (A) a third-party guaranty acceptable to Lone Wolf or, (B) at Eagle's option, a pledge acceptable to Lone Wolf of part or all of its income stream sufficient to secure payment of its obligations under the Installment Sales Agreement and this Agreement, provided such acceptance by Lone Wolf shall not be unreasonably withheld, or (C) at Eagle's option, any alternative arrangement to (A) or (B) that is acceptable to Lone Wolf, at the time Eagle shall pledge and deliver to Lone Wolf as security for Eagle's performance under the Plant's Installment Sales Agreement an amount sufficient to pay for the first four Minimum Sales Payments under the Installment Sales Agreement. Lone Wolf shall be under no obligation to ship the Plant from Cuba, Missouri until Eagle has furnished Lone Wolf a third-party guarantee or pledge with respect to the Plant.

     6. Damages. In the event Eagle should breach its obligation to purchase any Plant under this Agreement, Eagle shall be liable to Lone Wolf for all of the still unrealized profits Lone Wolf would have made from the Plant had Lone Wolf sold the Plant under an Installment Sales Agreement, which profit shall be equal to the sum of (i) the aggregate of all remaining Minimum Installment Sales Payments Lone Wolf would have received under the Installment Sales Agreement for the Plant, minus the aggregate of all monthly payments of principal and interest Lone Wolf would have paid to finance the purchase of the Plant; and (ii) the aggregate of all Production Payments Lone Wolf would have received under the Installment Sales Agreement, based on actual production of such Plant, if any, during remainder of the original term of the Installment Sales Agreement.

     7. Notices. All notices required or given under this Agreement shall be in writing and shall be deemed given (i) when received, if personally delivered;
(ii) the day after it is sent, if sent by a recognized expedited delivery service with next-day delivery requested; or (iii) five days after it is sent, if mailed, postage prepaid, via certified mail, return receipt requested. In each case, notice shall be sent to:

         If to Lone Wolf:           2400 N.W. 30th, No. 814
                                    Oklahoma City, Oklahoma 73112
                                    Attn:  Marc Newman

         If to Eagle:               954 East 7145 South, Ste. B-202
                                    Salt Lake City, Utah 84047
                                    Attn:  Douglas Alan Dent

or such other addresses as such party shall have specified by notice in writing to the other party.

     8. General.

     (a) This Agreement constitutes the whole and entire agreement between the parties pertaining to the subject matter hereof, and supersedes all prior agreements or understandings between the parties with respect to such subject. This Agreement may not be modified except by an instrument in writing signed by all parties.

     (b) The validity, construction and enforcement of, and the remedies under, this Agreement shall be governed in accordance with the laws of Oklahoma, except any choice of law provision of Oklahoma law shall not apply if the law of a state or jurisdiction other than Oklahoma would apply thereby.

     (c) The parties to this Agreement agree that jurisdiction and venue of any action brought to enforce, or to construe or determine the validity of, any term or provision contained in this Agreement shall properly lie in (i) the District Court of Tulsa County, Oklahoma, or the United States District Court for the Northern District of Oklahoma, and (ii) the District Court of Salt Lake County, Utah, or the United States District Court for the District of Utah. Such jurisdiction and venue are merely permissive; jurisdiction and venue shall also continue to lie in any court where jurisdiction and venue would otherwise be proper. The parties further agree that the mailing by certified mail, return receipt requested, or the delivery by any recognized expedited delivery service, of any process required by either such court shall, when received, constitute valid and lawful service of process against them, without the necessity for service by any other means otherwise provided by statute or rule of court.

     (d) Except as otherwise provided in Section 7, neither party shall be liable to the other for special, collateral, exemplary, punitive, indirect, incidental, speculative or consequential damages (including, without limitation, loss of profits or revenues, loss of savings, loss of use, loss of goodwill, interruption of business, or claims of customers or other third parties) related to this Agreement, whether or not such damages occur prior or subsequent to, or are alleged as a result of, the breach of any of the provisions of this Agreement, or because of tortious conduct, even if the party from whom the damages is sought has been advised of the possibility of such damages, and in no event shall either party's aggregate liability exceed the total amount of out-of-pocket loss actually suffered by the other party.

     (e) This Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective successors and permitted assigns. No party may assign its obligations hereunder without the prior written consent of the other party hereto. Lone Wolf shall have the right to pledge its rights under this Agreement and any agreement delivered in connection herewith without need of Eagle's consent.

     (f) The headings contained in this Agreement are for reference purposes only and shall not affect the meaning or interpretation of this Agreement.

     (g) Each party to this Agreement shall bear its own expenses incurred in connection with negotiation, preparation and execution of this Agreement and the transactions contemplated herein.

     (h) The terms of this Agreement shall remain confidential between the parties, except when disclosure is required by law.

     (i) This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same instrument. Any signature delivered by facsimile transmission shall be deemed a valid and binding signature for all purposes hereof.

     (j) If any action is brought to enforce, or to construe or determine the validity of, any term or provision of this agreement, the prevailing party shall be entitled to reasonable attorney's fees and costs of the action.

     (k) In case any one or more of the provisions contained in this Agreement shall for any reason be held to be invalid, illegal. or unenforceable in any respect, such invalidity, illegality, or unenforceability shall not affect any other provisions hereof, and this Agreement shall be construed as if such invalid, illegal, or unenforceable provision had never been contained herein.

     In Witness Whereof, the parties have executed this Agreement as of the date first written above.

                                       Lone Wolf Energy, Inc.



                                       By: /s/ MARC NEWMAN
                                       Marc Newman, President


                                       Eagle Capital International, Ltd.


                                       By

                                       Title:

                                  Exhibit 23.0

                         CONSENT OF INDEPENDENT AUDITORS


     To the Board of Directors and Stockholders of Lone Wolf Energy, Inc.

     We hereby do consent to the inclusion of the December 31, 1998 independent auditor's report in the Lone Wolf Energy, Inc. FORM 10-KSB for the year ended December 31, 1998.


                                              Henderson, Sutton & Company P. C.

                                         /s/  Henderson, Sutton & Company, P. C.
                                        ----------------------------------------
                                              Certified Public Accountants

       March 30, 1999