Form 10QSB
period 1999-03-31
LONE WOLF ENERGY INC
filed 1999-05-17
CIK 928373

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
                                  Act of 1934

                      For the quarter ended March 31, 1999

                           Commission File No. 0-24684

                             LONE WOLF ENERGY, INC.
                 (Name of small business issuer in its charter)

                                    Colorado
         (State or other jurisdiction of Incorporation or Organization)

                                 73-1550360
                      (IRS Employer Identification Number)

                               2400 NW 30th, #814
                          0klahoma City, Oklahoma 73112
                                 (405) 946-5972
        (Address, including zip code and telephone number, including area
                     Code of registrant's executive offices)

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

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements


                             LONE WOLF ENERGY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                             March 31, 1999 AND 1998
                                   (Unaudited)

                                                                              March 31,    December 31,
                                                                                1999          1998
                                                                           -------------  -------------
                                  ASSETS

Current Assets
    Cash                                                                     $     50      $    282
                                                                             --------      --------

TOTAL ASSETS                                                                 $     50      $    282
                                                                             ========      ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                                        $ 25,900      $   --
                                                                             --------      --------

Total Liabilities                                                              25,900          --
                                                                             --------      --------

Stockholders' Equity
     Preferred Stock, $0.001 par value, 20,000,000 shares authorized,
           No shares issued and outstanding                                      --            --
     Common Stock, $0.001 par value, 100,000,000 shares authorized,
      11,170,000 shares issued and outstanding at March 31, 1999 and  at
      December 31, 1998                                                        11,170        11,170
     Additional Paid in Capital                                                45,941        45,941

     Retained Earnings (Deficit)                                              (45,689)      (19,557)
     Deficit Accumulated During The Development Stage                         (37,272)      (37,272)
                                                                             --------      --------

     Total stockholders' equity                                               (25,550)          282
                                                                             --------      --------

TOTAL LIABILITIES' AND STOCKHOLDERS' EQUITY                                  $     50      $    282
                                                                             ========      ========

    The accompanying notes are an integral part of the Financial Statements

                              LONE WOLF ENRGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
               For the three months ended March 31, 1999 and 1998
                                   (Unaudited)



                                                    March 31,        March 31,
                                                      1999             1998
                                                   ---------         --------

Revenue                                              $     0           $    0

Expenses
     Legal                                            22,000            2,684
     Accounting                                         --                 87
     Consulting                                        3,000             --
     Transfer Agent                                      375              381
     Telephone                                           745             --
      Miscellaneous                                       12             --
                                                  ----------        ---------
     Total Expenses                                   26,132            3,152
                                                  ----------        ---------
Net Loss                                           ($ 26,132)        ($ 3,152)
                                                  ----------        ---------

Weighted Average Shares Outstanding               11,170,000        4,250,000
                                                  ----------        ---------

Loss Per Share                                      $   0.00          $  0.00
                                                  ----------        ---------


     The accompanying notes are an integral part of the Financial Statements

                              LONE WOLF ENERGY INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1999 and 1998
                                   (Unaudited)



                                                   March 31,       March 31,
                                                     1999            1998
                                               ----------------  ---------------
Operating Activities:
     Net Loss                                       ($26,132)       ($ 3,152)
     Change in Accounts Payable                       25,900           2,663
                                                    --------        --------

     Cash Used In Operating Activities                  (232)           (489)
                                                    --------        --------

Financing Activities:
      Contribution of Capital by Stockholders           --               489

                                                    --------        --------
       Cash provided by financing activities            --               489

Investing Activities                                    --              --
                                                    --------        --------

Change in Cash                                          (232)           --

Cash at Beginning of Period                              282            --

                                                    --------        --------

Cash at End of Period                               $     50         $     0
                                                    --------        --------

     The accompanying notes are an integral part of the Financial Statements

                             LONE WOLF ENERGY, INC.
                           A Development Stage Company
                          (Formerly K&S Ventures, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
               For the three months ended March 31, 1999 and 1998

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

     Fiscal Year End
     The Company's fiscal year end is December 31.

     Earnings (Loss) per Share
     Primary income (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock of the Company outstanding during the period .

     Use of Estimates
     The preparation of financial statements in conformity with generally accepted principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   STOCKHOLDERS' EQUITY

     Issuance of Common Stock
     During 1998 6,500,000 shares were issued at 0.001 for services rendered by related parties and stockholders.


3.   INCOME TAXES

     The deferred tax assets and liabilities are as follows:

          Net operating loss carryforward           $   14,909
          Less:  valuation allowance                    14,909
                                                  --------------

          Net deferred tax asset                    $        0
                                                  --------------

     As of December 31, 1998, the Company has a net operating loss carryforward of approximately $37,000 for income tax purposes and expires as follows:

Year of Loss       Expires         Carryforward Amount      Deferred Tax Asset
                                                            or (Liability)
1997               2012              $   11,000               $    4,332
1998               2013                  26,000                   10,577
                                     ----------               ----------
                                     $   37,000               $   14,909
                                     ==========               ==========


     Deferred taxes reflect a combined federal and state tax rate of approximately 40%.


4.   DEVELOPMENT STAGE OPERATIONS

     The Company is a development stage enterprise. Its primary focus since inception of the new operating plan has been raising capital.

Item 2. Management's Discussion and Analysis or Plan of Operation

     Plan of Operations
     In February of 1999 the Company signed a Master Equipment Sales Agreement with Eagle Capital, Inc, (OTCBB:ECIC) to sell specialized equipment used in producing patented IMSI blocks for mortarless dry stack construction. The Agreement calls for the Company to provide ten mobile blocks plants and five portable Q-Bond plants over the next three years. Through the guarantees of certain key shareholders the Company has already obtained $500,000 in financing for the first plant. In April of 1999 Eagle ordered the first plant and paid a deposit of $48,000 covering the first two and last two payments on the plant. The Company incurred approximately $22,000 in legal fees to get this contract signed.

     In May of 1999 the company signed a letter of intent to acquire EP Distributing Company. EP Distributing and its affiliated groups brokers in the nutritional area with its primary line being Earths' Pharmacy products which include 17 private labeled nutritional products which are sold through some retail pharmacies, Doctors, Radio Talk show sponsorship and the internet (www.epphysiciansformula.com). The Company is currently negotiating financing to complete this acquisition.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Change in Securities

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

Exhibits
     None

Reports on Form 8-K
     None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  LONE WOLF ENERGY, INC.

                                                  /s/ Douglas A. Newman
                                                  ---------------------------
                                                  By: Douglas A. Newman, Sec,y


Date: May 16, 1999