Form 10QSB
period 1999-06-30
LONE WOLF ENERGY INC
filed 1999-08-10
CIK 928373

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                       For the quarter ended June 30, 1999

                           Commission File No. 0-24684

                             LONE WOLF ENERGY, INC.
                 (Name of small business issuer in its charter)

                                    Colorado
         (State or other jurisdiction of Incorporation or Organization)

                                   73-1550360
                      (IRS Employer Identification Number )

                               2400 NW 30th, #814
                          0klahoma City, Oklahoma 73112
                                 (405) 946-4850
        (Address, including zip code and telephone number, including area
                     Code of registrant's executive offices)

                               K&S VENTURES, INC.
                           (Former Name of Registrant)

      Securities registered under Section 12 (b) of the Exchange Act: none

         Securities registered under Section 12 (g) of the Exchange Act:

                         Common Stock, $0.001 par value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]




State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 1999 there were 11,670,000 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

PART 1. - FINANCIAL INFORMATION

Item 1.  Financial Statements


                             LONE WOLF ENERGY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                             June 301, 1999 AND 1998
                                   (Unaudited)

                                                                        June 30,    December 31,
                                                                          1999         1998
                                                                        ---------    ---------
                                  ASSETS

Current Assets
    Cash, general checking                                              $     655    $     282
    Accrued interest receivable                                            11,481            0
    Current portion of notes receivable                                    60,496            0
                                                                        ---------    ---------
        Total current assets                                               72,632          282

Notes receivable, excluding current portion                               601,881            0
Investments                                                                32,344            0
Cash, restricted savings                                                  124,140            0
                                                                        ---------    ---------

TOTAL ASSETS                                                            $ 830,997    $     282
                                                                        =========    =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Current installments of long-term obligations                       $  51,854    $       0
    Accounts payable                                                       18,273            0
    Accrued interest payable                                                5,987            0
                                                                        ---------    ---------
        Total current liabilities                                          76,114            0

Long-term obligations , excluding current installments                    435,795            0
Deposits                                                                   24,140            0
Note payable-shareholder                                                  100,000            0
Deferred revenue                                                          173,283            0
                                                                        ---------    ---------

TOTAL LIABILITIES                                                         809,332            0
                                                                        ---------    ---------

Stockholders' Equity
     Preferred Stock, $0.001 par value, 20,000,000 shares authorized,
           No shares issued and outstanding                                     0            0
     Common Stock, $0.001 par value, 100,000,000 shares authorized,
      11,670,000 shares issued and outstanding at June 30, 1999 and
      11,170,000 at December 31, 1998                                      11,670       11,170
     Additional Paid in Capital                                            45,941       45,941




     Retained Earnings (Deficit)                                            1,326      (19,557)

Deficit Accumulated During The Development Stage                          (37,272)     (37,272)
                                                                        ---------    ---------

     Total stockholders' equity                                            21,665          282
                                                                        ---------    ---------

TOTAL LIABILITIES' AND STOCKHOLDERS' EQUITY                               830,997    $     282
                                                                        =========    =========


     The accompanying notes are an integral part of the Financial Statements

                              LONE WOLF ENRGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
        For the three months and six months ended June 30, 1999 and 1998
                                   (Unaudited)

                                             Three Months                 Six Months
                                                Ended                        Ended
                                      -------------------------    -------------------------
                                        June 30,      June 30,      June 30,       June 30,
                                         1999          1998           1999          1998
                                      -----------   -----------    -----------   -----------
Revenue                               $    68,919   $         0    $    68,919   $         0

Expenses
     Legal                                    233           260         22,233         2,944
     Accounting                             2,750             0          2,750            87
     Consulting                             5,500             0          8,500             0
     Transfer Agent                           653           397          1,028           778
     Telephone                              1,539             0          2,284             0
     Office                                   332             0            332             0
     Public Relations                         945             0            945             0
     Filing Fees                              270             0            270             0
     Interest                               9,573             0          9,573             0
     Miscellaneous                            109           453            120           453
                                      -----------   -----------    -----------   -----------
         Total Expenses                    21,904         1,110         48,036         4,262
                                      -----------   -----------    -----------   -----------

Net Income(Loss)                      $    47,015   $    (1,110)   $    20,883   $    (4,262)
                                      -----------   -----------    -----------   -----------


Weighted Average Shares Outstanding    11,670,000     4,250,000     11,670,000     4,250,000
                                      -----------   -----------    -----------   -----------

Loss Per Share                        $      0.00   $      0.00    $      0.00   $      0.00
                                      -----------   -----------    -----------   -----------


     The accompanying notes are an integral part of the Financial Statements

                              LONE WOLF ENERGY INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                For the three months ended June 30, 1999 and 1998
                                   (Unaudited)

                                                        June 30,      June 30,
                                                          1999          1998
                                                        ---------     ---------
Operating Activities:
     Net Income (loss)                                  $  20,883     ($  4,262)
     Change in Accounts Payable                            18,273         2,355
     Increase in Interest Payable                           5,987          --
     Increase in Long-Term Debt                           487,649          --
     Increase in Deferred Revenue                         173,283          --
     Increase in Interest Receivable                      (11,481)         --
     Increase in Notes Receivable                        (662,377)         --
     Increase in Investments                              (32,344)         --
                                                        ---------     ---------

     Cash Used In Operating Activities                       (127)       (1,907)
                                                        ---------     ---------

Financing Activities:
     Common Stock Issued For Services Rendered                500         1,907

                                                        ---------     ---------
       Cash provided by financing activities                  500         1,907

Investing Activities                                         --            --
                                                        ---------     ---------

Change in Cash                                                373          --

Cash at Beginning of Period                                   282          --

                                                        ---------     ---------

Cash at End of Period                                   $     650     $       0
                                                        ---------     ---------

     The accompanying notes are an integral part of the Financial Statements

                             LONE WOLF ENERGY, INC.
                           A Development Stage Company
                          (Formerly K&S Ventures, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
        For the three months and six months ended June 30, 1999 and 1998

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

2.   STOCKHOLDERS' EQUITY

     Issuance of Common Stock

     During 1998 6,500,000 shares were issued at 0.001 for services rendered by related parties and stockholders. There were 500,000 additional shares of stock that were to be issued which were overlooked in 1998 and were Issued in the current quarter.

3.   INCOME TAXES

     The deferred tax assets and liabilities are as follows:

     Net operating loss carryforward                                $14,909
     Less:  valuation allowance                                      14,909
                                                                    -------

     Net deferred tax asset                                         $     0
                                                                    -------

     As of December 31, 1998, the Company has a net operating loss carryforward of approximately $37,000 for income tax purposes and expires as follows:

Year of Loss       Expires           Carryforward Amount     Deferred Tax Asset
                                                             or (Liability)

1997               2012              $         11,000        $       4,332
1998               2013                        26,000               10,577
                                     ----------------        -------------
                                     $         37,000        $      14,909
                                     ================        =============


     Deferred   taxes  reflect  a  combined   federal  and  state  tax  rate  of
approximately 40%.

4.   DEVELOPMENT STAGE OPERATIONS

     The Company has been is a development stage enterprise. Its primary focus since inception of the new operating plan has been raising capital. In 1999 it is being reported as an operating entity.

5.   NOTES RECEIVABLE

     The Company purchased a piece of equipment for resale for $500,000. The sale call for the Company to receive 84 monthly installments of $12,000 beginning in May of 1999. The sale price was imputed using an interest rate of 12%, which resulted in a sale price of $679,000. The current and long-term portions of the note receivable represent the balance due on this debt.

6.   CASH-RESTRICTED SAVINGS

     This represents a $24,000 deposit for the last two payments on the equipment sold plus $100,000, which was loaned to the Company by a shareholder which is pledged to the bank as additional collateral on the loan the Company has against the equipment purchased.


7.   LONG-TERM OBLIGATIONS

     This is an 8 1/2% seven year note payable to a bank in monthly installments of $7,918 including principal and Interest on the equipment the Company purchased and resold. It is secured by the equipment, $100,000 cash loaned by a shareholder and the personal guarantee of another shareholder. The bank also received an option to purchase 500,000 shares of the Company's stock at $0.15 per share for making the loan.

8.   DEFERRED REVENUE

     This is the difference between the purchase price of the equipment sold and the imputed sale price. The $179,700 is being recognized on the installment method with $2,193 per month being recognized over the 84 month term of the agreement.

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

     Results of operations

     Due to problems incurred on the sale contract the Company negotiated a payment of approximately $44,000 in cash and stock which is included in the current quarter revenues.

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


                                              LONE WOLF ENERGY, INC.

                                                      /s/    Douglas A. Newman
                                                      -------------------------
                                              By:     Douglas A. Newman, Sec,y

Date: August 8, 1999