Form 10QSB
period 1999-09-30
LONE WOLF ENERGY INC
filed 1999-11-15
CIK 928373

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                    For the quarter ended September 30, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 1999 there were 11,670,000 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference:  None

PART 1. - FINANCIAL INFORMATION

Item 1.  Financial Statements


                             LONE WOLF ENERGY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                    September 30, 1999 and December 31, 1998
                                   (Unaudited)

                                                                            September 30,  December 31,
                                                                               1999           1998
                                                                             ---------      ---------
                                  ASSETS
Current Assets
    Cash, general checking                                                      $2,307           $282
    Accrued interest receivable                                                 11,991              0
    Current portion of notes receivable                                         60,496              0
                                                                             ---------      ---------
        Total current assets                                                    74,794            282

Notes receivable, excluding current portion                                    597,765              0
Investments                                                                     32,344              0
Cash, restricted savings                                                       104,140              0
                                                                             ---------      ---------

TOTAL ASSETS                                                                  $809,043           $282
                                                                             =========      =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Current installments of long-term obligations                              $51,854             $0
    Accounts payable                                                             3,232              0
    Accrued interest payable                                                     2,902              0
    Note payable                                                                 7,000
                                                                             ---------      ---------
        Total current liabilities                                               64,988              0

Long-term obligations, excluding current installments                          427,606              0
Deposits                                                                        24,140              0
Note payable-shareholder                                                       100,000              0
Deferred revenue                                                               166,867              0
                                                                             ---------      ---------

TOTAL LIABILITIES                                                              783,601              0
                                                                             ---------      ---------

Stockholders' Equity
     Preferred Stock, $0.001 par value, 20,000,000 shares authorized,
      No shares issued and outstanding                                               0              0
     Common Stock, $0.001 par value, 100,000,000 shares authorized,
      11,670,000 shares issued and outstanding at September 30, 1999 and
      11,170,000 at December 31, 1998                                           11,670         11,170
     Additional Paid in Capital                                                 45,941         45,941





     Retained Earnings (Deficit)                                                 5,103        (19,557)

Deficit Accumulated During The Development Stage                               (37,272)       (37,272)
                                                                             ---------      ---------

     Total stockholders' equity                                                 25,442            282
                                                                             ---------      ---------

TOTAL LIABILITIES' AND STOCKHOLDERS' EQUITY                                   $809,043           $282
                                                                             =========      =========



     The accompanying notes are an integral part of the Financial Statements

                              LONE WOLF ENRGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
     For the three months and nine months ended September 30, 1999 and 1998
                                   (Unaudited)

                                                   Three Months                       Nine Months
                                                      Ended                              Ended
                                          -----------------------------        -----------------------------
                                          September 30,    September 30,       September 30,    September 30,
                                              1999              1998               1999             1998
                                          -----------       -----------        -----------       -----------
Revenue                                       $26,811                $0            $95,730                $0

Expenses
     Legal                                      2,248             8,481             24,481            11,425
     Accounting                                     0             4,508              2,750             4,595
     Consulting                                 6,000                 0             14,500                 0
     Transfer Agent                               375               254              1,403             1,032
     Telephone                                    921                 0              3,205                 0
     Office                                        19                 0                351                 0
     Public Relations                             496                 0              1,441                 0
     Filing Fees                                  294                 0                564                 0
     Interest                                  12,681                 0             22,254                 0
     Miscellaneous                                  0             1,364                120             1,818
                                          -----------       -----------        -----------       -----------
         Total Expenses                        23,034            14,607             71,069            18,870
                                          -----------       -----------        -----------       -----------

Net Income(Loss)                               $3,777          $(14,607)           $24,661          $(18,870)
                                          -----------       -----------        -----------       -----------


Weighted Average Shares Outstanding        11,670,000         4,250,000         11,670,000         4,250,000
                                          -----------       -----------        -----------       -----------

Loss Per Share                                  $0.00             $0.00              $0.00             $0.00
                                          -----------       -----------        -----------       -----------


     The accompanying notes are an integral part of the Financial Statements

                              LONE WOLF ENERGY INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 1999 and 1998
                                   (Unaudited)

                                                         September 30,    September 30,
                                                             1999             1998
                                                           ---------        ---------
Operating Activities:
     Net Income (loss)                                       $24,661         $(18,870)
     Change in Accounts Payable                                3,232           12,530
     Increase in Interest Payable                              2,902                0
     Increase in Notes Payable                                 7,000
     Increase in Long-Term Debt                              479,460                0
     Increase in Deposits                                     20,000
     Increase in Deferred Revenue                            166,866                0
     Increase in Interest Receivable                         (11,991)               0
     Increase in Notes Receivable                           (658,261)               0
     Increase in Investments                                 (32,344)               0
                                                           ---------        ---------

     Cash provided by (Used In) Operating Activities          15,525           (6,430)
                                                           ---------        ---------

Financing Activities:
     Common Stock Issued For Services Rendered                   500
     Contribution of Capital by Stockholders                                    6,340
                                                           ---------        ---------
       Cash provided by financing activities                     500            6,430

Investing Activities                                              --               --
                                                           ---------        ---------

Change in Cash                                                 2,025               --

Cash at Beginning of Period                                      282               --

                                                           ---------        ---------

Cash at End of Period                                         $2,307               $0
                                                           ---------        ---------

     The accompanying notes are an integral part of the Financial Statements

                             LONE WOLF ENERGY, INC.
                           A Development Stage Company
                          (Formerly K&S Ventures, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
     For the three months and nine months ended September 30, 1999 and 1998

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

2.   STOCKHOLDERS' EQUITY

     Issuance of Common Stock

     During 1998 6,500,000 shares were issued at 0.001 for services rendered by related parties and stockholders. There were 500,000 additional shares of stock that were to be issued which were overlooked in 1998 and were Issued in the quarter ended June 30, 1999.

3.   INCOME TAXES

     The deferred tax assets and liabilities are as follows:

                 Net operating loss carryforward       $14,909
                 Less:  valuation allowance             14,909
                                                       -------

                 Net deferred tax asset                $     0
                                                       -------

     As of December 31, 1998, the Company has a net operating loss carryforward of approximately $37,000 for income tax purposes and expires as follows:

Year of Loss       Expires        Carryforward Amount    Deferred Tax Asset
                                                          or (Liability)
1997                2012            $    11,000            $    4,332
1998                2013                 26,000                10,577
                                    -----------            ----------
                                    $    37,000            $   14,909
                                    ===========            ==========

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

6.   CASH-RESTRICTED SAVINGS

     This represents a deposit on the equipment sold plus $100,000, which was loaned to the Company by a shareholder which is pledged to the bank as additional collateral on the loan the any has against the equipment purchased.

7.   LONG-TERM OBLIGATIONS

     This is an 8 1/2 % seven year note payable to a bank in monthly installments of $7,918 including principal and Interest on the equipment the Company purchased and resold. It is secured by the equipment, $100,000 cash loaned by a shareholder and the personal guarantee of another shareholder. The bank also received an option to purchase 500,000 shares of the Company's stock at $0.15 per share for making the loan.

8.   DEFERRED REVENUE

     This is the difference between the purchase price of the equipment sold and the imputed sale price. The original balance at April 8, 1999 $179,700 is being recognized on the installment method with $2,193 per month being recognized over the 84 month term of the agreement.

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

     Results of operations

     Due to problems incurred on the sale contract the Company negotiated a payment of approximately $44,000 in cash and stock which is included in the year to date quarter revenues. The Company turned profitable from operations in the second quarter of 1999 and anticipates this to continue and grow as more plants are ordered and the current plant is shipped and production payments begin.

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


                                           LONE WOLF ENERGY, INC.

                                           /s/ Douglas A. Newman
                                           -------------------------------------
                                           By: Douglas A. Newman, Sec,y

Date:    November 10, 1999