Form 10KSB
period 1999-12-31
LONE WOLF ENERGY INC
filed 2000-03-30
CIK 928373

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934

                      For the year ended December 31, 1999

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Issuer's revenues for its most recent fiscal year:  $ 120,893

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of March 23, 2000:
$9,335,200

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 23, 2000 there were 16,670,000 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference:  None

                                     PART I

Item 1. Description of Business

     Lone Wolf Energy, Inc. (the "Registrant" or `Company") was incorporated on March 4, 1991 in the state of Colorado and was formerly known as K&S Ventures. In May 1997, the Company changed its name from K&S Ventures, Inc. to Lone Wolf Energy, Inc. In February 1999 the Company signed a Master Equipment Sales Agreement with Eagle Capital, Inc. (OTCBB: ECIC) to sell specialized equipment used in producing patented IMSI blocks for mortarless dry stack construction. The Agreement calls for the Company to provide ten mobile block plants and five portable Q-Bond plants over the next thee years. In February 2000 the Company sold the contract back to Eagle Capital, Inc.

     In February 2000 the Company purchased EP Distributing Company, an e-commerce based company marketing private label vitamins from its own formulas and medical products.

     In March 2000 the its plans to acquire and put together business units with Internet and telecommunications-centered knowledge and capabilities.

     Employees

     During the year ended December 31, 1999, the Company had no full-time employees. It is anticipated the Company will have a minimum of 15 to 25 employees in the year 2000.

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

The range of bid prices since trading was approved in the fourth quarter of 1998 is as follows:

                                         Low              High
                                         ---              ----
        4th Quarter 1998                $0.02             $0.50
        1st Quarter 1999                $0.18             $0.75
        2nd Quarter 1999                $0.12             $0.34
        3rd Quarter  1999               $0.06             $0.25
        4th Quarter  1999               $0.04             $0.09

     Sales of Common Stock During 1999

     None.

     Common Stock Dividend During 1999

     There were no common stock dividends during 1999.

     Common Stock Subject to Options or Warrants There are no outstanding options or warrants to purchase common stock of the Registrant. There are no securities convertible into common stock of the Registrant

     Common Stock that could be sold pursuant to Rule 144

     Of the 16,670,000 shares outstanding, 16,670,000 shares are eligible, as of the date of this report, for sale under Rule 144 of the Securities Act.

     Holders

     As of December 31, 1999, the Company had in excess of 100 shareholders of record.

     Cash Dividends

     The Company has not paid any cash dividends on its Common Stock and does not foresee that such dividends will be paid in the future.

Item 6. Management's Discussion and Analysis or Plan of Operation

     Managements discussion and analysis of operations and plan of operations

     Discussions of operations

     During the year 1999 the Company entered into a Master sales agreement whereby it provided financing for certain construction equipment for Eagle Capital, Inc. All the revenues are from this contract. The major items of expense related to this contract were for legal fees in drawing up the contract and for interest to carry the Company' note to finance the equipment. In February the contract was sold back to Eagle for $1,000,000 in short term notes.

     Plan of Operations

     In February 2000 the Company purchased EP Distributing, an e-commerce based company which sells vitamins from its own formulas and medical products. The Company plans to use profits from the sale of its Master Sales Agreement to develop EP into a major marketer of medical and nutritional products.

     In March 1999 the company appointed a business development firm, Ensynq, Inc. to help reposition the Company to help it to acquire and put together business units Internet and telecommunications-centered knowledge capabilities. The Company has already in March of 2000 signed a letter of intent to acquire Zenex, Inc., a privately held and fast growing switch-based telecommunications provider. Zenex has significant revenues and profit going forward into the year 2000. The contract will be completed upon completion of a definitive agreement and obtaining regulatory approval for transfer of tariffs in 48 states. This transaction will be an all cash transaction.

Item 7. Financial Statements


                          INDEPENDENT AUDITOR'S REPORT


     To the Board of Directors and Stockholders of Lone Wolf Energy, Inc.:

     We have audited the balance sheet of Lone Wolf Energy, Inc., a Colorado corporation, as of December 31, 1999 and 1998 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. The Company was a development stage enterprise, beginning January 14, 1997 until January 1,1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lone Wolf Energy, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended and from the inception of the development stage in conformity with generally accepted accounting principles.

                                        HENDERSON, SUTTON & COMPANY P. C.

                                        /s/  HENDERSON, SUTTON & COMPANY P. C.
                                        --------------------------------------
                                        Certified Public Accountants

March 28, 2000
Tulsa, Oklahoma

                             LONE WOLF ENERGY, INC.

                                 BALANCE SHEETS
                           December 31, 1999 AND 1998




                                                                                                   December 31,         December 31,
                                                                                                           1999                1998
                                                                                                      -----------------------------
                                  ASSETS
Current Assets
    Cash                                                                                              $ 108,472           $     282
    Accrued interest receivable                                                                           4,681                  --
    Current portion of note receivable                                                                   72,169                  --
                                                                                                      -----------------------------
        Total current assets                                                                            185,322                 282

Long Term Assets
    Note receivable - net of current portion (Note 5)                                                   564,148                  --
    Investments (Note 6)                                                                                 24,375                  --
                                                                                                      -----------------------------
TOTAL ASSETS                                                                                          $ 773,845           $     282
                                                                                                      =============================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts Payable                                                                                  $   4,257           $      --
    Accrued interest                                                                                      2,521                  --
    Current portion of long-term debt                                                                    56,464                  --
    Note payable                                                                                        100,000                  --
                                                                                                      -----------------------------
        Total current liabilities                                                                       163,242                  --

Long term debt - net of current portion (Note 7)                                                        409,633                  --

Other liabilities
    Deposits                                                                                             24,000                  --
    Deferred revenue (Note 8)                                                                           160,449                  --
                                                                                                      -----------------------------

Total Liabilities                                                                                       757,324                  --
                                                                                                      -----------------------------

Stockholders' Equity
     Preferred Stock, $0.001 par value, 20,000,000 shares authorized,
      No shares issued and outstanding                                                                       --                  --
     Common Stock, $0.001 par value, 100,000,000 shares authorized,
      11,670,000 shares issued and outstanding at December 31, 1999 and
      11,170,000 shares issued and outstanding at December 31, 1998                                      11,670              11,170
     Additional Paid in Capital                                                                          45,941              45,941
     Unrealized Gain/(Loss) on Available for Sale Securities                                             (7,969)
     Retained Earnings (Deficit)                                                                          4,151             (19,557)
     Deficit Accumulated During The Development Stage                                                   (37,272)            (37,272)
                                                                                                      -----------------------------

     Total Stockholders' Equity                                                                          16,521                 282
                                                                                                      -----------------------------

TOTAL LIABILITIES' AND STOCKHOLDERS' EQUITY                                                           $ 773,845           $     282
                                                                                                      =============================


    The accompanying notes are an integral part of these Financial Statements

                             LONE WOLF ENERGY, INC.

                            STATEMENTS OF OPERATIONS
                 For the years ended December 31, 1999 and 1998




                                                 December 31,      December 31,
                                                         1999              1998
                                                 ------------------------------

Revenue                                          $    120,893      $          0

Expenses
     Computer                                             622                 0
     Legal                                             27,845            11,425
     Accounting                                         2,750             4,907
     Consulting                                        20,800             6,500
     Transfer Agent                                     1,874             1,368
     Telephone                                          5,455             1,712
     Corporate fees                                       270                 0
     Filing costs                                         980                 0
     Public relations                                   3,128                 0
     Travel                                               620                 0
     Interest - net                                    32,154                 0
     Miscellaneous                                        687               530
                                                 ------------------------------
           Total Expenses                              97,185            26,442
                                                 ------------------------------

Net Income                                       $     23,708      $    (26,442)
                                                 ==============================

Weighted Average Shares Outstanding                11,420,000         4,516,154
                                                 ------------------------------

Loss Per Share                                   $       0.00      $       0.00
                                                 ------------------------------

Net Income                                       $     23,708      $    (26,442)

Other Comprehensive Income:
       Unrealized holding losses                       (7,969)                0
                                                 ------------------------------

Comprehensive Income                             $     15,739      $    (26,442)
                                                 ==============================



    The accompanying notes are an integral part of these Financial Statements

                             LONE WOLF ENERGY, INC.

                            STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 1999 and 1998



                                                     December 31,   December 31,
                                                             1999          1998
                                                        -----------------------


Operating Activities:
     Net Loss                                           $  15,739     $ (26,442)
     Change in interest receivable                         (4,681)
     Change in notes receivable                          (636,317)
     Change in Accounts Payable                             4,257        (6,972)
     Change in interest payable                             2,521
     Change in notes payable                              566,097
     Change in other liabilities                          184,449
                                                        -----------------------

     Cash Used In Operating Activities                    132,065       (33,414)
                                                        -----------------------

Financing Activities:
     Sale of Common Stock                                       0           420
     Less:  Issue Costs                                         0             0
     Common Stock Issued for Services Rendered                500         6,500
     Contribution of Capital by Stockholders                    0        26,776
                                                        -----------------------

     Cash Provided By Financing Activities                    500        33,696
                                                        -----------------------

Investing Activities                                      (24,375)            0
                                                        -----------------------

Change in Cash                                            108,190           282

Cash at Beginning of Period                                   282             0
                                                        -----------------------

Cash at End of Period                                   $ 108,472     $     282
                                                        -----------------------


    The accompanying notes are an integral part of these Financial Statements

                             LONE WOLF ENERGY, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 1999, 1998 and 1997



                                                                            Deficit
                                                                        Accumulated                  Unrealized
                                       Shares of            Additional   During the                     Holding            Total
                                          Common    Common     Paid in  Development    Accumulated        Gains    Stockholders'
                                           Stock     Stock     Capital        Stage        Deficit      (Losses)          Equity
                                      ------------------------------------------------------------------------------------------
Balance at December 31, 1996              10,000      $100     $19,457           $0       $(19,457)                          $(0)
  Capital Contributed by Shareholders          0         0       4,410            0              0                         4,410
                                      -----------------------------------------------------------------------------------------

  Common Stock Issued for Cash            90,000       900      99,100            0              0                       100,000
  Less:  Issue Costs                           0         0    (100,000)           0              0                      (100,000)
  Change in Par Value                          0      (900)        900            0              0                             0
  Stock Dividend Issued in 1997        4,150,000     4,150      (4,150)
  Capital Contributed by Shareholders          0         0       3,858            0              0                         3,858
  Net Loss                                     0         0           0      (10,830)             0                       (10,830)
                                      ------------------------------------------------------------------------------------------
Balance at December 31, 1997           4,250,000    $4,250     $19,165     $(10,830)      $(19,557)                      $(6,972)
                                      ------------------------------------------------------------------------------------------

  Common Stock Issued for Cash           420,000       420           0            0              0                           420
  Common Stock Issued for Services     6,500,000     6,500           0            0              0                         6,500
  Capital Contributed by Shareholders          0         0      26,776            0              0                        26,776
  Net Loss                                     0         0           0      (26,442)             0                       (26,442)
                                      ------------------------------------------------------------------------------------------
Balance at December 31, 1998          11,170,000   $11,170     $45,941     $(37,272)      $(19,557)                         $282
                                      ------------------------------------------------------------------------------------------

  Common Stock Issued for Services       500,000       500           0            0              0                           500
  Unrealized Holding Loss                                                                                (7,969)          (7,969)
  Net Income                                   0         0           0            0         23,708                        23,708
                                      -----------------------------------------------------------------------------------------
Balance at December 31, 1999          11,670,000   $11,670     $45,941     $(37,272)        $4,151       (7,969)         $16,521
                                      ------------------------------------------------------------------------------------------


    The accompanying notes are an integral part of these Financial Statements

                             LONE WOLF ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 and 1998


1.   SIGNIFICANT ACCOUNTING POLICIES

     Organization

     Lone Wolf Energy, Inc. (formerly K&S Ventures, Inc.) was incorporated on March 4, 1991 in the state of Colorado. In February 1999 the Company signed a Master Sales Agreement with Eagle Capital, Inc. (OTCBB: ECIC) to sell specialized equipment used in producing patented Integrated Masonry Systems International ("IMSI") blocks for mortarless dry stack construction. The agreement calls for the Company to provide ten mobile block plants and five portable Q-Bond plants over the next three years.

     Basis of Accounting

     Assets, liabilities, equity, revenue and expenses are recorded under the accrual method of accounting in conformity with generally accepted accounting principles.

     Cash and cash equivalents

     The Company considers all cash and marketable securities as cash equivalents.

     Investments

     The Company accounts for investments in marketable and other securities in accordance with Financial Accounting Standards Board ("FASB") Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification at the time of purchase. Securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, which is based on quoted prices. Unrealized gains and losses, net of tax, are reported as a separate component of shareholders' equity. The cost of securities available-for-sale is adjusted for amortization of premiums and discounts to maturity. Interest and amortization of premiums and discounts for all securities are included in interest income. Realized gains and losses are included in other income. Cost of securities sold is determined on a specific identification basis.

     Income Taxes

     For the years prior to 1997, the Company was taxed under the provisions of Subchapter S of the Internal Revenue Code. Under the provisions of the Code, all losses or taxable income was deducted or taxed to the stockholders of the Company. In January 1997, the Company's standing as a Subchapter S corporation, as defined by the Internal Revenue Code, was revoked.. Beginning January 1, 1997, the Company became a "C" corporation for income tax purposes.

     Fiscal Year End

     The Company's fiscal year end is December 31.

     Earnings (Loss) per Share

     Primary income (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock of the Company outstanding during the period.

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


3.   INCOME TAXES

     The deferred tax assets and liabilities are as follows:

            Net operating loss carryforward                 $   5,272
            Less:  valuation allowance                          5,272
                                                            ---------

            Net deferred tax asset                          $       0
                                                            ---------

     As of December 31, 1999, the Company has a net operating loss carryforward of approximately $13,000 for income tax purposes and expires as follows:

Year of Loss     Expires   Carryforward Amount            Deferred Tax Asset
                                                              or (Liability)
1998             2013                  13,000                          5,272
                           ------------------             ------------------
                           $           13,000             $           5,272
                           ==================             =================


     Deferred taxes reflect a combined federal and state tax rate of approximately 40%.

\

4.   EARNINGS (LOSS) PER SHARE

        Common Shares Outstanding                                   11,670,000

        Effect of using weighted average common and common
        equivalent shares outstanding                                 (250,000)
                                                                    ----------

        Weighted average common shares outstanding                  11,420,000
                                                                    ----------

5.   NOTE RECEIVABLE

     In April the Company entered into a master agreement with Eagle Capital, Inc. ("ECIC"). The terms of the agreement call for ECIC to pay $12,000 per month to the Company for a period of seven (7) years. The Company has elected to treat this agreement as an installment sale and has imputed interest at 12%.

6.   INVESTMENTS

     The Company's investments at December 31, 1999 and 1998 consisted of the following available-for sale marketable securities carried at market value:

                                               1999                    1998

Eagle Capital, Inc.-Common Stock             24,375                       0

7.   NOTE PAYABLE

     The Company has a note payable with a lending institution for $500,000. The note bears an interest rate of 8.75 percent and is payable monthly for a period of seven (7) years. The monthly principal and interest payments are approximately $7,900.

     In consideration for the loan the Company offered the lending institution options on 500,000 shares of the Company's stock at $.15 per share. The Company also agreed to pay a shareholder 600,000 shares of common stock for guarantying the note when the note is paid in full.

     Estimated principal payments on the note due for each of the five years subsequent to December 31, 1999 are as follows:

               2000                56,400
               2001                61,600
               2002                67,200
               2003                73,300
               2004                80,000

8.   DEFERRED REVENUE

     The amount for this caption consists of the unamortized imputed interest on the note receivable. The deferred revenue is being amortized to income using the straight-line method over the term of the note as set forth in Note 5 above.

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

     The Directors and Officers of the Registrant as of the date of this report are as follows:

     Name                             Age        Position
     --------------------------------------------------------------------------

     Marc W. Newman                   30         President and Director
     Douglas A. Newman                52         Vice President, Secretary,
                                                 and Director
     Tim Apgood                       48         Director

     --------------------------------------------------------------------------

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

     Tim Apgood, has been a Director of the Company since February 2000. Mr. Apgood has an extensive background in medical supply and equipment sales. He has spent the last six years developing EP Distributing Company.

Item 10.  Executive Compensation

     For the year ended December 31, 1998, the Company paid no salary or compensation to its executive officers. For the year ended December 31, 1999 the Company paid $20,300 to Douglas Newman for consulting fees. During those periods, there were no bonus plans in effect, nor were there any liabilities incurred for the payment of compensation to the officers of the Company related to past, present or future services.

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


                                                                          Amount and Nature
Title of Class    Name and Address of Beneficial                              of Beneficial      Percent of
                  Owner                                                           Ownership           Class
-----------------------------------------------------------------------------------------------------------

                  Tim Apgood
                  598 Villager Ln.
Common            Midvale, UT 84047                   Director                    1,000,000            6.00%


                  Marc W. Newman
                  2400 NW 30th, #814
Common            Oklahoma City, OK  73112            Officer/Director            5,256,498(1)        31.53%


                  Douglas A. Newman
                  2400 NW 30th, #814
Common            Oklahoma City, OK  73112            Officer/ Director           1,610,000            9.66%



                  All Officers and Directors as a                                 7,866,498           47.19%
Common            group (3 persons)

(1) 1,550,764 shares are held beneficially and 205,434 shares are held in Newboy, Inc., a corporation controlled by Mr. Newman.

Item 12. Certain Relationships and Related Transactions

     For the year ended December 31, 1998 consulting agreements were entered into between the company and certain related parties in exchange for shares of common stock. There were no related party transactions noted for the year ended December 31,1999.


Item 13. Exhibits and Reports on form 8-K.

         a.   Exhibits

         Exhibit No.                     Page
         ----------------------------------------------------------------------
         24.0  Power of attorney         Included on Signature Page of this
                                         Form 10-KSB
         27.0  Financial Data Schedule   For electronic filing only

         b.  Reports on Form 8-K

               1.   None.



               2.   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LONE WOLF ENERGY, INC.

                                         /s/ DOUGLAS A. NEWMAN
                                         ------------------------
                                         By:  Douglas A. Newman,
                                              Vice President and Secretary


Date: March 30, 2000

                                POWER OF ATTORNEY

     KNOWN ALL MEN BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Douglas A. Newman, his true and lawful attorneys-in-fact and agent, to sign any or all amendments to this Report on Form 10-KSB, and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto the attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person hereby ratifying and confirming that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Exchange Act of 1934, this Report on Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                Capacity                                 Date
--------------------------------------------------------------------------------

/s/  MARC W. NEWMAN      President and Director                   March 30, 2000
----------------------
Marc W. Newman

/s/ DOUGLAS A. NEWMAN    Vice President, Secretary, and Director  March 30, 2000
----------------------
Douglas A. Newman

/s/ TIM APGOOD           Director                                 March 30, 2000
----------------------
Tim Apgood