Form 10KSB/A
period 1999-12-31
LONE WOLF ENERGY INC
filed 2000-04-26
CIK 928373

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                 Amendment No. 1

                                       to

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

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90days. Yes [X] No [_]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Issuer's revenues for its most recent fiscal year: $ 120,893

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60days: As of March 23, 2000: $9,335,200

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 23, 2000 there were 16,670,000 shares of the Company's common stock issued and outstanding.

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

           Name                Age                Position

     Marc W. Newman             30       President and Director
     Douglas A. Newman          52       Vice President, Secretary, and Director
     Timothy P. Apgood          50       Director

     Marc W. Newman, has been President and a Director of the Company since November 1998. From July 1998 to November 1998 Mr. Newman was a private investment consultant. From 1992 to July 1998 Mr. Newman was a registered investment broker. Prior to that time Mr. Newman was a full time student.

     Douglas A. Newman, has been Vice President, Secretary and a Director of the Company since November 1998. From 1991 to 1998 Mr. Newman was Chairman, Vice President and Secretary of Hospital Rehabilitation Services, Inc. a privately held company he co-founded, which provided contract Physical Therapy services to hospitals in Tennessee, Alabama, Illinois and North Carolina. From 1985 to 1990 Mr. Newman was Chairman, CFO, Secretary and a Director of Wedding Information Network, Inc. (NASDAQ: WINN), a franchisor and operator of "The Wedding Pages", a leading publication for bridal planning and direct marketing to brides to be. Prior to his employment with Wedding Information Network, Inc., Mr. Newman was a partner in the CPA firm of Newman and Nanfito in Omaha, Nebraska. Douglas Newman is the father of Marc Newman, President of the Company.

     Timothy P. Apgood, has been a Director of the Company since February 2000. Mr. Apgood has an extensive background in medical supply and equipment sales. He has spent the last six years developing EP Distributing Company.

     The following are the persons known to the Company who have failed to file on a timely basis reports required by Section 16(a) of the Exchange Act:

     Marc W. Newman failed to file (1) a Form 3 in December 1998, to report his status as a director, officer and a 10% shareholder as of November 4, 1998, and his beneficial ownership of an aggregate of 1,605,434 shares of common stock ,
(2) a Form 4 in June 1999, to report the disposition by gift of 400,000 shares of common stock on May 11, 1999, (3) a Form 4 in August 1999 to report the acquisition of 551,064 shares of common stock as a result of his marriage on July 5, 1999, and (4) a Form 4 by April 10, 2000 to report the acquisition of 3,500,000 shares of common stock on March 23, 2000.

     Douglas A. Newman failed to file (1) a Form 3 in December 1998, to report his status as a director and officer as of November 4, 1998, and his beneficial ownership of an aggregate of 1,110,000 shares of common stock , and (2) a Form 4 by April 10, 2000 to report the acquisition of 500,000 shares of common stock on March 23, 2000.

     Timothy P. Apgood failed to file a Form 3 in March 2000, to report his status as a director as of February 29, 2000, and his beneficial ownership of an aggregate of 1,000,000 shares of common stock.

     All of the above forms have been filed.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table lists the beneficial ownership of the Company's voting securities, as of March 23, 2000, by each person known by the Company to be the beneficial owner of more than 5% of such securities:

                 Name and Address     Amount and Nature        Percent of
     Title of          of               of Beneficial           Ownership
     Class       Beneficial Owner           Owner                 Class

    Common       Joyce Boyer             492,000 (1)             2.9% (1)
                 8310 E. 107th Pl.
                 Tulsa, OK 74133

(1) Includes 66,300 shares held indirectly through Ms. Boyer's spouse. Does not include 600,000 shares which Ms. Boyer had a right to have issued to her as of April 5, 2000, pursuant to rights granted to her in connection with her guarantee of a loan to the Company by a lending institution. Upon the issuance of such 600,000 shares, Ms. Boyer's ownership shall increase to 1,092,000 shares or 6.32% of the then issued and outstanding common stock.

     The following table lists the beneficial ownership of the Company's voting securities, as of March 23, 2000, by all of the directors and officers of the issuer. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown:

                  Name and Address                Amount and Nature  Percent of
Title of                of                          of Beneficial     Ownership
 Class           Beneficial Owner          Title        Owner           Class

Common           Timothy P. Apgood        Director    1,000,000          6.00%
                 598 Villager Ln.
                 Midvale, UT 84047

Common           Marc W. Newman           Officer/    5,256,498 (1)     31.53%
                 2400 NW 30th, #814       Director
                 Oklahoma City, OK 73112

Common           Douglas A. Newman        Officer/    1,610,000          9.66%
                 2400 NW 30th, #814       Director
                 Oklahoma City, OK 73112

Common           All Officers and Directors           7,866,498         47.19%
                 as a group (3 persons)

(1) Includes 551,064 shares held indirectly through Mr. Newman's spouse and 205,434 shares held indirectly through Newboy, Inc., a corporation controlled by Mr. Newman.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      LONE WOLF ENERGY, INC.


                                      /s/ DOUGLAS A. NEWMAN
                                      ------------------------------------------
                                      By: Douglas A. Newman, Vice President and
                                          Secretary

Date: April 24, 2000

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Douglas A. Newman, his true and lawful attorney-in-fact and agent, to sign any or all amendments to this Report on Form 10-KSB/A, and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto the attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person hereby ratifying and confirming that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Exchange Act of 1934, this Report on Form 10-KSB/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                       Capacity                    Date


/s/ MARC W. NEWMAN                 President and Director      April 24, 2000
-------------------------------
Marc W. Newman


/s/ DOUGLAS A. NEWMAN              Vice President, Secretary,  April 24, 2000
--------------------------------     and Director
Douglas A. Newman


/s/ TIMOTHY P. APGOOD              Director                    April 24, 2000
--------------------------------
Timothy P. Apgood