Form 10QSB
period 2000-03-31
LONE WOLF ENERGY INC
filed 2000-05-15
CIK 928373

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act
                                    of 1934

                      For the quarter ended March 31, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]




State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2000 there were 15,670,000 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements

a. The following financial statements include all adjustments , which in the opinion of management are necessary to make the financial statements not misleading.


                             LONE WOLF ENERGY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                             March 31, 1999 AND 1998
                                   (Unaudited)

                                                         March 31,  December 31,
                                                              2000          1999
                                                         -----------------------

                        ASSETS

Current Assets
    Cash                                                    10,676       108,472
    Accounts receivable                                    131,341            --
    Inventory                                              159,430            --
    Note receivable                                      1,000,000            --
    Current portion of long-term note receivable                --        72,169
    Other current assets                                     1,950         4,681
                                                         -----------------------
        Total current assets                             1,303,397       185,322

Long Term Assets
    Note receivable -net of current portion                     --       564,148
    Investments                                             24,375        24,375
                                                         -----------------------

TOTAL ASSETS                                             1,327,772       773,845
                                                         =======================

     The accompanying notes are an integral part of the Financial Statements

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                                                  22,634                4,257
    Current portion of long-term debt                                                     --               56,464
    Notes payable                                                                    165,000              100,000
    Accrued expenses on contract sale                                                393,900                   --
    Accrued income taxes                                                             271,000                   --
    Other current liabilities                                                             --                2,521
                                                                                  ----------           ----------

      Total current liabilities                                                      852,534              163,242

Long term debt-net of current portion                                                     --              409,633

Other liabilities
    Deposits                                                                              --               24,000
    Deferred revenue                                                                      --              160,449
                                                                                  -------------------------------

Total Liabilities                                                                    852,534              757,324
                                                                                  -------------------------------

Stockholders' Equity
     Preferred Stock, $0.001 par value, 20,000,000 shares authorized,
           No shares issued and outstanding                                               --                   --
     Common Stock, $0.001 par value, 100,000,000 shares authorized,
      15,670,000 shares issued and outstanding at March 31, 2000 and
      11,670,000 shares issued and outstanding at December 31, 1998                   15,670               11,670
    Additional Paid in Capital                                                        81,941               45,941
    Unrealized Gain/(Loss) on Available for Sale Securities                           (7,969)              (7,969)
     Retained Earnings (Deficit)                                                     385,596              (33,121)
                                                                                  -------------------------------

     Total stockholders' equity                                                      475,238               16,521
                                                                                  -------------------------------

TOTAL LIABILITIES' AND STOCKHOLDERS' EQUITY                                        1,327,772              773,845
                                                                                  ===============================


                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2000 and 1999
                                   (Unaudited)

                                                          Three Months
                                                              Ended
                                                    ---------------------------
                                                      March 31,        March 31,
                                                         2000            1999

Revenue
     EP Sales                                            14,915              --
     Equipment financing                                 25,173              --
     Gain on sale of equipment financed                 155,278              --
     Sale of equipment financing contract             1,000,000              --
                                                    ---------------------------
                                                      1,195,366              --
                                                    ---------------------------
Cost of Sales
     EP Costs                                             8,708              --
     Equipment financing                                 12,089              --
     Sale of financing contract                         421,799              --
                                                    ---------------------------
                                                        442,596              --
                                                    ---------------------------

Gross Profit                                            752,770              --
                                                    ---------------------------

Operating Expenses
     Rent                                                 1,050              --
     Advertising                                          4,625              --
     Insurance                                              295              --
     Legal                                                   --          22,000
     Accounting                                              --              --
     Consulting                                          49,000           3,000
     Transfer Agent                                         452             375
     Telephone                                            1,943             745
     Office                                               3,408              --
     Travel                                                 642              --
     Public Relations                                       175              --
     Filing Fees                                            504              --
     Interest                                               640              --
     Miscellaneous                                          319              12
                                                    ---------------------------
         Total Expenses                                  63,053          26,132
                                                    ---------------------------

Net Income(Loss) before income taxes                    689,717         (26,132)

Provision for income taxes                              271,000              --
                                                    ---------------------------

Net Income(Loss)                                        418,717         (26,132)
                                                    ---------------------------

Weighted Average Shares Outstanding                  13,170,000      11,170,000
                                                    ---------------------------

Income(Loss) Per Share                                    $0.03           $0.00
                                                    ---------------------------


     The accompanying notes are an integral part of the Financial Statements

                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2000 and 1999
                                   (Unaudited)

                                                   March 31, 2000  March 31, 1999
                                                   ------------------------------
Operating Activities:
     Net Income(Loss)                                     418,717         (26,132)
     Change in accounts receivable                       (131,341)             --
     Change in inventory                                 (159,430)             --
     Change in notes receivable                          (363,683)             --
     Change in other current assets                         2,731              --
     Change in accounts payable                            18,377              --
     Change in other current liabilities                   (2,521)             --
     Change in notes payable                             (401,097)             --
     Change in accrued expenses                           393,900              --
     Change in accrued income income taxes                271,000              --
     Change in deposits                                   (24,000)             --
     Change in deferred revenue                          (160,449)             --
                                                         ------------------------

     Cash Used In Operating Activities                   (137,796)           (232)
                                                         ------------------------

Financing Activities:
     Common stock issued for services rendered             40,000              --

                                                         ------------------------
       Cash provided by financing activities               40,000              --
                                                         ------------------------

Investing Activities                                           --              --
                                                         ------------------------

Change in Cash                                            (97,796)           (232)

Cash at Beginning of Period                               108,472             282
                                                         ------------------------

Cash at End of Period                                      10,676              50
                                                         ------------------------

     The accompanying notes are an integral part of the Financial Statements


                             LONE WOLF ENERGY, INC.
                           A Development Stage Company
                          (Formerly K&S Ventures, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
               For the three months ended March 31, 2000 and 1999

1.   SIGNIFICANT ACCOUNTING POLICIES

     Organization

     Lone Wolf Energy, Inc. (formerly K&S Ventures, Inc.) was incorporated on March 4, 1991 in the state of Colorado. In February 1999 the Company signed a Master Sales Agreement with Eagle Capital, Inc. (OTCBB: ECIC) to sell specialized equipment used in producing patented IMSI blocks for mortarless dry stack construction. The agreement called for the Company to provide ten mobile block plants and five portable Q-Bond plants over the next three years. In February 2000 the company terminated the Master Sales Agreement and sold the equipment it was financing under that agreement. Under the terms of the termination and sale of the equipment being finance the Company is to receive $1,625,000 of which $500,000 had been received as of March 31, 2000. The company will no longer be in the equipment business but has entered into contracts to engage in the telecommunications and Internet businesses.

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

2.   STOCKHOLDERS' EQUITY

     Issuance of Common Stock

     During the first quarter of 2000, 4,000,000 shares were issued at $0.01 per share for services rendered to certain officers of the Company.

3.   INCOME TAXES

     Income taxes reflect a combined federal and state tax rate of approximately 40% after a loss carry-forward of approximately $13,000 from 1999.

4.   EARNINGS (LOSS) PER SHARE

            Common Shares Outstanding                                 15,670,000

            Effect of using weighted average common and
            Common equivalent shares outstanding                       2,000,000
                                                                      ----------

            Weighted average common shares outstanding                13,670,000
                                                                      ----------


5.   NOTES RECEIVABLE

     In April 1999 the Company entered into a master agreement with Eagle Capital International, Ltd. ("ECIC"). The terms of the agreement called for ECIC to pay $12,000 per month for a period of seven (7) years. In February ECIC terminated the agreement by purchasing the first unit sold under the agreement for $625,000. . As of the balance sheet date they had paid $500,000 and subsequent to the balance sheet date another $50,000 was paid with the balance due in June 2000. In addition they agreed to pay $1,000,000 to terminate thee master sales agreement. This amount is due under a note with interest payments payable monthly at 12% per annum beginning April 1, 2000 and the note becoming due in full on July 30, 2000.


6.   INVESTMENTS

     The company's investments at March 31, 2000 and December 31, 2000 consisted of available-for sale marketable securities of Eagle Capital International, Ltd. Common stock carried at market value.


7.   NOTES PAYABLE

     The Company had a note payable at December 31, 1999 with a lending institution for an original amount of $500,000 bearing interest at 8.75% per annum with a payment of $7,900 for seven (7) years. This note was paid of in the first quarter of 2000. The lending institution has an option to purchase 500,000 thousand shares of the Company's common stock for $.15 per share as a result of this loan. In addition the Company also agreed to pay a shareholder 600,000 shares of common stock for guarantying the note.

     The notes at March 31 are short-term notes payable to individuals.


8.   STOCK OPTIONS

     In March 2000 the Company issued an option to it's business consulting and marketing to group to purchase 1,250,000 shares of it's common stock at $0.02 per share.

     Item 2. Management's Discussion and Analysis or Plan of Operation

     The  following   discussion   should  be  read  in  conjunction   with  the
accompanying financial statements.

     Equipment Sales; Discontinuation of Equipment Sales. During 1999 and through February 2000, the Company's only business activity was pursuant to a Master Equipment Sales Agreement between the Company, as seller, and Eagle
Capital, Inc. (OTCBB:ECIC). The Master Equipment Sales Agreement, signed in February 1999, obligated the Company to sell ten mobile block plants and five portable Q-Bond plants (used in producing patented IMSI blocks for mortarless dry stack construction) over the following three years. In April 1999 Eagle ordered the first plant and made payments on the first plant through March 2000. Payments during 1999 in connection with the first plant were $120,893. Payments through March 31, 2000 were $25,173 and are reflected as equipment financing revenues in the accompanying financial statements. The gain on sale of equipment in the financial statements is the profit from the sale of the first plant.

     In February 2000, the Company and Eagle Capital agreed to terminate the Master Equipment Sales Agreement. Pursuant to the agreement to terminate, Eagle Capital executed and delivered a promissory note for termination charges in the amount of $1 million. The principal of the note is payable on July 30, 2000. Of the Company's total revenue reflected in the accompanying financial statements for the period ended March 31, 2000, $1,180,451 is from operations arising under the Master Equipment Sales Agreement and all of the Company's net income for the period is related to those operations. Since the Master Equipment Sales Agreement has been terminated, none of the revenue or income arising under the Master Equipment Sales Agreement can be indicative of future operations. In addition, the Company has terminated this line of business and will not receive revenue or income from this line of business in the future.

     Acquisitions; New Lines of Business. Since March 2000, the Company has entered into agreements for various acquisitions for new lines of business. Each acquisition is or will be operated as a separate subsidiary or business unit, as follows:

     EP Distributing Co. In March 2000 the Company purchased the assets of EP Distributing Company for $120,000 in cash and stock. The assets are currently operated as a division of the Company.

     The division sells nutritional products (with its primary line being Earths' Pharmacy products) and plans to broker sales of medical supplies. Revenues and cost of sales for the division are separately shown in the accompanying financial statements. Operating expenses allocated to the division in the financial statements are $9,633, with the division incurring a loss of $3,426 in the month it was operated by the Company.

     The Company's immediate plans are to identify key products of the division and develop an aggressive marketing plan for the products. The ability of the division to become profitable will depend on marketing its nutritional products to a broad base of customers. The Company believes it has sufficient internal funds to finance the operations of the division for the next twelve months. The Company does not currently plan any material research and development expenses or any material purchases of plant and equipment for the division in the next twelve months. Currently, there is one employee assigned to the division. Additional employees will be added as needed.

     Zenex Communications, Inc. On May 5, 2000, the Company entered into an agreement to acquire Zenex Communications, Inc. conditioned upon regulatory approval. The Company will issue 15,550,000 shares of its Common Stock as the purchase price for this acquisition. When the acquisition is completed, Zenex will be operated as a subsidiary of the Company.

     Zenex is a switch-based provider of telephone services with revenues in excess of $1.25 million in the first quarter of 2000. When the acquisition is completed, the Company plans that Zenex will continue its current operations and expects that Zenex will generate sufficient revenue to sustain its own operations during the next twelve months. The Company does not currently plan any material research and development expenses or any material purchases of plant and equipment in the next twelve months. Zenex has 11 full-time employees. Additional employees will be added if needed.

     Churchlink.com, Inc. On May 11, 2000, the Company acquired Churchlink.com, Inc. for a purchase price of 100,000 shares of the Company's Common Stock (with an additional 400,000 shares to be issued if certain performance goals are met). Churchlink is operating as a subsidiary of the Company.

     Churchlink is an online communications hub for churches and their members. Churchlink is currently conducting beta tests with selected churches and updating its software and plans a national rollout of its product before the end of September 2000. The Company projects that Churchlink will need approximately $500,000 to $1,000,000 to test and launch its product. The Company is currently negotiating financing for such costs with external sources. Included in such costs is a minimal amount of costs for additional research and development and additional equipment. Churchlink has one full-time employee. It is anticipated five full-time employees will be added in the near future and additional employees will be added if needed.

     Other. The Company's immediate plan of operation is to focus on the operations of the foregoing acquisitions and assimilate them into the Company's operations. Except as discussed above, the Company has no current plans for capital expenditures or research and development. The Company currently has two full-time employees (other than those noted above) and has no plans to add additional employees except as noted above.

     Forward Looking Statements. The discussion in this Item 2 contains a number of forward-looking statements, all of which are based on current expectations. These statements are not intended to be forecasts of future financial or other performance. Actual results and operations may differ materially from those in the forward-looking statements.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Change in Securities

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

Exhibits
     None

Reports on Form 8-K
     The Company filed an 8-K on March 2, 2000 announcing the termination of its Master Sales Agreement with Eagle Capital.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           LONE WOLF ENERGY, INC.

                                           /s/    Douglas A. Newman
                                           -----------------------------------
                                           By:    Douglas A. Newman, Sec,y
                                           Date:  May 9, 2000