Form 10QSB
period 2000-06-30
LONE WOLF ENERGY INC
filed 2000-08-14
CIK 928373

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act
                                    of 1934

                       For the quarter ended June 30, 2000

                           Commission File No. 0-24684

                             LONE WOLF ENERGY, INC.
                 (Name of small business issuer in its charter)

                                    Colorado
         (State or other jurisdiction of Incorporation or Organization)

                                   73-1587867
                      (IRS Employer Identification Number )

                            5400 NW Grand, suite 510
                          0klahoma City, Oklahoma 73112
                                 (405) 943-4615
        (Address, including zip code and telephone number, including area
                     Code of registrant's executive offices)

                               K&S VENTURES, INC.
                           (Former Name of Registrant)

      Securities registered under Section 12 (b) of the Exchange Act: none

         Securities registered under Section 12 (g) of the Exchange Act:

                         Common Stock, $0.001 par value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 10, 2000 there were 36,885,790 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference:  None

PART 1. - FINANCIAL INFORMATION

Item 1.  Financial Statements

a. The following financial statements include all adjustments , which in the opinion of management are necessary to make the financial statements not misleading.

                            Independent Review Report

Board of Directors and Stockholders
Lone Wolf Energy, Inc.

We have reviewed the accompanying consolidated balance sheet of Lone Wolf Energy, Inc. as June 30, 2000, and the related consolidated statements of income, and cash flows for the three months and six months then ended. in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Lone Wolf Energy, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The December 31, 1999 financial statements for Lone Wolf Energy, Inc. were audited by us and we expressed an unqualified opinion in our reports dated March 28, 2000, but we have not performed any auditing procedures since that date.


Henderson Sutton & Co., P.C.
Certified Public Accountants

Tulsa, Oklahoma
August 14, 2000

                             LONE WOLF ENERGY, INC.
                                 BALANCE SHEETS
                       June 30, 2000 and December 31, 1999
                                   (Unaudited)




                                                      JUNE 30,      December 31,
                         ASSETS                         2000            1999
                                                    -----------     -----------
Current Assets
   Cash                                             $   740,447     $   108,921
   Accounts receivable                                  934,257         135,385
   Current portion of notes receivable                1,060,000         132,169
   Deposits                                             135,500            --
   Inventory                                            137,339           7,000
                                                    -----------     -----------
                                                      3,007,543         383,475
                                                    -----------     -----------

Property and Equipment                                1,630,413       1,324,425
   Less accumulated depreciation                       (494,924)       (389,317)
                                                    -----------     -----------
                                                      1,135,489         935,108
                                                    -----------     -----------
Other
   Goodwill (net)                                       537,209         457,502
   Notes receivable-net of Current Portion              265,000         844,148
   Organization costs (net)                              44,912          34,988
   Investments                                           24,375          24,375
   Deferred tax asset                                    95,000         130,000
                                                    -----------     -----------
                                                        966,496       1,491,013
                                                    -----------     -----------

                                                    $ 5,109,528     $ 2,809,596
                                                    ===========     ===========


See Accompanying Notes to Financial Statements

See Accountants Review Report

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
    Current portion of long-term debt                             $   290,000    $   183,465
    Accounts payable                                                1,691,123        848,156
    Accrued expenses                                                  947,466         96,150
    Accrued income taxes                                               97,000           --
    Prepayments and customer deposits                                  23,660         79,310
                                                                  -----------    -----------
                                                                    3,049,249      1,207,081
                                                                  -----------    -----------

Other Liabilities
    Long-term debt -net of current portion                            549,323        409,633
    Deposits                                                             --           24,000
                                                                         --          160,449
                                                                  -----------    -----------
                                                                      549,323        594,082
                                                                  -----------    -----------

Total Liabilities                                                   3,598,572      1,801,163
                                                                  -----------    -----------

Stockholder's Equity
    Preferred stock ($0.001 par value,  20,000,000 shares
        authorized, no shares issued and outstanding)                    --             --
    Common stock ($0.001 par value, 100,000,000 shares
        authorized, 34,570,000 shares issued and outstanding at
        June 30, 2000 and 27,220,000 issued and outstanding at
        June, 30 1999                                                  34,570         27,220
    Paid-in capital                                                 1,499,778      1,201,618
    Unrealized Gain (Loss) on Available for Sale Securities            (7,969)        (7,969)
    Retained earnings (deficit)                                       (15,423)      (212,436)
                                                                  -----------    -----------
                                                                    1,510,956      1,008,433
                                                                  -----------    -----------

                                                                  $ 5,109,528    $ 2,809,596
                                                                  ===========    ===========


See Accompanying Notes to Financial Statements

See Accountants Review Report

                             Lone Wolf Energy, Inc.
                        Consolidated Statements of Income
            For the Three and Six Months Ended June 30, 2000 and 1999
                                   (unaudited)

                                                                    Three Months Ended                     Six Months Ended
                                                                 June 30,           June,30           June 30,            June 30,
                                                                   2000               1999               2000               1999
                                                               -----------        -----------        -----------        -----------
                                                               $ 2,418,940        $   332,378        $ 3,737,583        $   554,512

Cost of sales                                                    1,821,873            218,552          2,935,637            398,047
Selling, general and administrative                                416,133            357,361            767,144            760,845
Depreciation and amortization                                       60,640             50,000            124,795            100,000
                                                               -----------        -----------        -----------        -----------
                                                                 2,298,646            625,913          3,827,576          1,258,892
                                                               -----------        -----------        -----------        -----------

                                                                   120,294           (293,535)           (89,993)          (704,380)
                                                               -----------        -----------        -----------        -----------


Interest income                                                     30,033             30,033               --
Interest expense                                                   (18,437)            (1,991)           (26,889)            (2,667)
Gain (Loss) on sale of equipment                                      --                 --              160,278               --
Gain on sale of financing contract                                    --                 --              578,201               --
Merger related costs                                              (283,988)              --             (283,988)              --
Research and development                                           (50,768)              --              (50,768)              --
Other income                                                           639               --               12,139            114,580
                                                               -----------        -----------        -----------        -----------
                                                                  (322,521)            (1,991)           419,006            111,913


Net Income (Loss) before income taxes                          $  (202,227)       $  (295,526)       $   329,013        $  (592,467)


Current                                                             (2,000)

Deferred tax benefit (expense)                                      81,000            137,000           (130,000)           245,000
                                                               -----------        -----------        -----------        -----------
                                                               $  (121,227)       $  (158,526)       $   197,013        $  (347,467)
                                                               ===========        ===========        ===========        ===========


Primary Earnings(Loss) per Share                               $    (0.003)       $    (0.006)       $     0.006        $    (0.013)
                                                               ===========        ===========        ===========        ===========
Fully Diluted Earnings (Loss) per Share                        $    (0.003)       $    (0.006)       $     0.006        $    (0.013)
                                                               ===========        ===========        ===========        ===========

See  Accompanying Notes to Financial Statements
See Accountants Review Report

                             Lone Wolf Energy, Inc.
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2000 and 1999

                                                                                                    June 30,              June 30,
Cash Flows From Operating Activities                                                                  2000                  1999
                                                                                                    ---------             ---------
            Net Income (Loss)                                                                       $ 197,013             $(347,467)
            Reconciliation of net income to net cash provided by
                 operating activities
             Depreciation and amortization
                                                                                                      125,062               100,000
             Gain (loss) on sale of property and equipment
                                                                                                       (5,000)                 --
            (Increase) decrease from changes in:
                 Deferred Taxes                                                                          --                (245,000)

                 Accounts receivable                                                                 (798,872)              127,531

                 Deposits                                                                            (135,500)                 --

                 Inventory                                                                           (130,339)                 --
            Increase (Decrease) from changes in:

                 Accounts payable                                                                     842,966               (37,076)

                 Accrued liabilities                                                                  851,316              (132,797)

                 Taxes payable                                                                        132,000                  --

                 Deferred revenue                                                                    (160,449)              173,283

                 Prepayments and customer deposits                                                    (79,650)              (48,043)
                                                                                                    ---------             ---------

                                                                                                      838,547              (409,569)
                                                                                                    ---------             ---------
Cash Flows from Investing Activities
             Goodwill in businesses acquired
                                                                                                      (94,075)                 --
             Cash received for property and equipment sold
                                                                                                        5,000                75,529
            Increase in investments                                                                      --                 (32,344)
             Purchase of property and equipment
                                                                                                     (305,988)              (43,444)
                                                                                                    ---------             ---------

                                                                                                     (395,063)                 (259)
                                                                                                    ---------             ---------
Cash Flows from Financing Activities
             Issuance of common stock for services
                                                                                                        7,350                10,000
             Purchase of Zenex stock
                                                                                                         --                  (6,353)
             Increases (decreases) in paid in capital
                                                                                                      298,150               822,819
             Change in notes receivable
                                                                                                     (363,683)             (662,377)
             Change in notes payable
                                                                                                      246,225               194,643
                                                                                                    ---------             ---------

                                                                                                      188,042               358,732
                                                                                                    ---------             ---------
Net Increase (Decrease) in Cash                                                                       (51,096)
                                                                                                                            631,526

Cash at Beginning of Period                                                                           108,921                87,757
                                                                                                    ---------             ---------
Cash at End of Period                                                                               $ 740,447             $  36,661
                                                                                                    =========             =========

See Accompanying Notes to Financial Statements
See Accountants Review Report

                             LONE WOLF ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


Note 1 - Summary of Significant Accounting Policies

Organization and Nature of Businesses


Lone Wolf Energy, Inc. (formerly K&S Ventures was incorporated on March 4, 1991 in the state of Colorado. In February 1999 the Company signed a Master Sales Agreement with Eagle Capital, Inc. (OTCBB:ECIC) to sell specialized equipment used in producing patented IMSI blocks for mortarless dry stack construction. The agreement called for the Company to provide fifteen pieces of equipment over the next three years. In February 2000 the Company terminated the Master Sales Agreement and sold the equipment it was financing under that agreement. Under the terms of the termination and sale of the equipment being financed the Company is to receive $1,625,000 of which $550,000 had been received as of June 30, 2000. The Company will no longer be in the equipment leasing business.

In March 2000 the Company purchased the assets of EP Distributing Company ("EPD") for $100,000 in cash and 1,000,000 shares of common stock valued at $40,000. EPD is currently operated as a division of the Company. The division sells nutritional products (with its primary line being Earth', Pharmacy products) and also brokers medical supplies. The acquisition was accounted for as a purchase.

On May 11, 2000, the Company acquired ChurchLink.com, Inc., ("Churchlink"). ChurchLink. is operating as a subsidiary of the Company. It is an online communications hub for churches and their members. ChurchLink is currently in the beta test stage with selected churches and is updating its software. After completion of the beta tests a national rollout is planned for October 2000. The purchase price was 100,000 shares of the Company's Common Stock. Up to an additional 400,000 shares of the Company's Common Stock will be issued as Churches subscribe to the service offered as follows:

     20,000 shares for each block of 100 churches up to 1,000 churches - 200,000 shares
     20,000 shares for each block of 300 churches from 1,000 to 2500 churches - 100,000 shares
     20,000 shares for each block of 500 churches from 2,500 to 5,000 churches - 100,000 shares

The fair market value of the shares issued was $28,000. The acquisition was accounted for as a purchase.

On June 21, 2000 the Company completed the acquisition of Zenex Long Distance, Inc. (d/b/a Zenex Communications, Inc.), ("Zenex") through a merger of a wholly owned subsidiary of the Company, Prestige Acquisition, Corp. ("Prestige Acquisition"), with and into the parent of Zenex, Prestige Investments, Inc. an Oklahoma corporation ("Prestige Investments"). Prestige Investments was the surviving corporation in the merger. The merger was pursuant to an Agreement and Plan of Reorganization dated May 4, 2000, by and among the Company, Prestige Acquisition, Prestige Investments and the five shareholders of Prestige Investments (the "Zenex Merger Agreement"). Pursuant to the Zenex Merger Agreement, the Company issued 15,550,000 of the Company's common stock to the shareholders of Prestige investments in return for their surrender to the company of all of their shares of common stock of Prestige Investments. Following the merger, Prestige Investments became a wholly owned subsidiary of the Company and Zenex is currently operated as a wholly owned subsidiary of Prestige Investments. The business combination was accounted for as a pooling of interest and therefore the accompanying financial statements include the operations of Prestige and its wholly owned subsidiary Zenex from the date of Prestige incorporation.

Prestige Investments, Inc. and its wholly owned subsidiary, Zenex Long Distance, Inc. ("Zenex") are engaged primarily in the wholesale of long distance minutes for prepaid calling cards. Zenex does business as Zenex Communications, Inc. and primarily markets its product to distributors and switchless resellers who in-turn market the products to retailers.

Prestige was incorporated in Oklahoma on July 31, 1998. Zenex was incorporated on January 27,1994 in Oklahoma. Prestige was formed solely for the purpose of business acquisitions and investments, and had minimal activities prior to the acquisition of the Zenex. Prestige's current operations are only those of its wholly owned subsidiary, Zenex. Prestige acquired Zenex in accordance with a letter of intent dated January 27, 1999 and a subsequent Stock Purchase Agreement (" The Agreement") dated February 19, 1999. The business combination of Prestige and Zenex was accounted for as a purchase.

The Company's June 30, 2000 consolidated balance sheet includes the wholly owned subsidiary, Prestige and Prestige's wholly owned subsidiary, Zenex, EPD and Churchlink. The December 31, 1999 consolidated balance sheet includes the wholly owned subsidiary, Prestige and its wholly owned subsidiary Zenex Long Distance, Inc. The

Company's consolidated statement of operations for the three months and six months ended June 30, 2000 includes the pooled entity of Prestige and its wholly owned subsidiary Zenex for the complete periods. The purchased entities of EPD and Churchlink are included from their respective dates of purchase. All significant inter-company accounts have been eliminated in the consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid debt or equity instruments purchased with an original maturity at the date of purchase of 90 days or less to be cash equivalents.

Inventory

Inventory of prepaid long-distance calling cards and nutritional products are stated at the lower of cost or fair market value.

Fair Value of Financial Instruments

The Company's financial instruments include cash, receivables, short-term payables, and notes payable. The carrying amounts of cash, receivables, and short-term payables approximate fair value due to their short-term nature. The carrying amounts of notes payable approximate fair value based on borrowing terms currently available to the Company.

Advertising Cost

Advertising costs are expensed as incurred as selling, general and administrative expenses in the accompanying statement of operations.

Income Taxes

The company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This statement prescribes the use of the liability method whereby deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and measured at tax rates that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets when it is more likely than not that the deferred tax asset will not be realized.

Revenue Recognition

The Company earns revenues by providing access to and usage of long distance networks and the sale of nutritional products. Revenue is recognized in the month the service is provided. The Company records deferred revenue for calling cards sold and recognize revenue as the customer utilizes the calling time.

Net Loss Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98 basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period.

Concentrations

In connection with providing long distance service to customers, Zenex has contractual agreements with certain carriers, which provide access to and usage of their long distance network. The contracts include an agreed-upon billing rate and a term for these services. During the period two vendors carried approximately 95% of the Company's long-distance traffic. Although other carriers are available to provide access and usage of their long distance network, there are a limited number of such sources. Additionally the time required to efficiently transfer system connections makes the Company vulnerable to a risk of a near-term significant impact in the event of a natural disaster or any other termination of the carrier's service. However the Company has the ability to utilize back up systems in the event of the carriers termination of services.

Although Zenex has a significant number of customers, one customer accounts for approximately eighty percent (80%) of the Zenex's revenue. The loss of this customer would have a materially adverse impact on the company's revenues and operations.

Regulation

The Company's receivables are from a small number of companies in the same industry, which are subject to business cycle variations. This concentration subjects the Company to a credit risk if the general industry or the companies fail to perform.

Zenex Long Distance, Inc. is subject to regulation by the Federal Communications Commission and by various state public service and public utility commissions. The Company's management and regulatory legal counsel believe the Company is in compliance with regulations in all states.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Segment Information

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company identifies its operating segments based upon business activities, management responsibilities and geographical location. Following is a summary of operations of the Company by segment for the six months ended June 30, 2000:

                                Lone
                                Wolf        Zenex          EPD        Churchlink
                          -----------------------------------------------------

Revenue                     $   25,173    $3,663,577   $   48,833    $     --

Operating expenses             158,231     3,595,813       73,532
                          -----------------------------------------------------

Operating income              (133,058)       67,764      (24,699)            0

Other income (expense)         538,361        67,678         (909)      (50,768)
                          -----------------------------------------------------


Income before taxes         $  405,303    $       86   $  (25,608)   $  (50,768)
                          =====================================================

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

Note 2 - Notes Receivable

At June 30, 2000, the Company had notes receivable as follows:

      Due from an unrelated corporation, payable in minimum monthly installments of $5,000, including interest at 4.42%, with remaining unpaid principal
      and interest due on December 10, 2002                                     $     325,000

      Due from an unrelated corporation on July 30, 2000 with interest
      payable monthly at 12% per annum                                           1,000,000.00
                                                                                -------------

      Total                                                                      1,325,000.00

      Less current portion                                                       1,060,000.00
                                                                                -------------

      Notes receivable-net of current portion                                   $     265,000
                                                                                =============

Note 3 - Property and Equipment, Accumulated Depreciation and Amortization

Property and equipment are recorded at cost. Expenditures for repairs and maintenance are charged to operations when incurred. Major improvements and renewals that extend the useful life of the related asset are capitalized and depreciated over the remaining useful life. Depreciation and amortization are computed for financial and income tax reporting purposes using straight-line and accelerated methods over estimated useful lives ranging from three years to ten years. Depreciation charged to operation for the six month period was $104,256. The following table summarizes the classifications of property and equipment; total accumulated depreciation and the related estimated useful lives:

      Property and Equipment                      Cost                Years
      ----------------------                    ----------            -----
      Switching equipment                       $1,390,357             5-10
      Dedicated line equipment                       8,291                5
      Office software and equipment                177,304              3-7
      Autos                                         32,525                5
      Leasehold improvements                        21,936                5
                                                ----------
           Total                                 1,630,413
      Less accumulated depreciation                494,924
                                                ----------
           Net Property and Equipment           $1,135,489
                                                ==========

Note 4 - Intangible Assets

Goodwill represents the excess of the cost of assets acquired over the fair value at date of acquisition. Goodwill is being amortized on the straight-line method over fifteen years. Accumulated amortization at June30, 2000 totaled $122,370, and amortization expense of $9,062 was charged to operations in the six-month period ended June 30, 2000.

Organization costs primarily include legal and professional fees associated with organizing operations. These costs are deferred and amortized using the straight-line method over five years. Accumulated amortization at June 30, 2000, totaled $78,129 and amortization expense of $6,974 was charged to operations in the six-month period ended June 30, 2000.

Note 5 - Long-Term Debt

   The company has notes payable at June 30,2000 as follows:

      First National Bank of Midwest City, 9.5% note secured by all Zenex equipment and Zenex common stock, due in monthly installments of $5,227, including interest through
      January 2005                                                                               $236,294

      First National Bank of Midwest City, 9.75% note secured by all Zenex equipment and Zenex common stock, due in monthly installments of $2,124, including interest through
      March 2005                                                                                   96,142

      Tim Apgood, a director of the Company, for the balance of
      the purchase price of EP Distributing assets, non-interest
      bearing, due September 30, 2000                                                              50,000

      Federal Bank Centre, Tulsa, Oklahoma, 9.75% note secured by auto, due in monthly installments of $688
      including interest, due May 30, 2000                                                         31,887

      Federal Bank Centre, Tulsa, Oklahoma, $300,000 line line of credit note with interest payable monthly at 1.5% over Wall Street Journal prime
      (currently 11.5%), secured by all assets of Wolf Energy, Inc. and the personal
      guarantee of certain directors                                                              175,000

      An unrelated corporation, 10% note, secured by the note receivable from
      Eagle Capital, Inc., interest only payable quarterly, due July 2001, convertible at any time until paid into common stock of the Company at the lesser of the closing price the day before conversion or $0.40 per
      share                                                                                       250,000
                                                                                             ------------

         Total                                                                                    839,323

         Less Current Portion                                                                     290,000
                                                                                             ------------

         Long-Term Debt                                                                          $549,323
                                                                                             ============

In July 2000 the $250,000 note payable to the unrelated corporation was converted to common stock of the Company. One million three hundred fifteen thousand seven hundred (1,315,790) shares were issued at a value of $0.19 per share.

Note 6 - Income Taxes

At June 30, 2000, the Company had net operating loss carryforwards of approximately $1,5660,000 available to reduce future federal and state taxable income. Unless utilized, the carryforwards will begin to expire in 2012. For federal and state tax purposes, the Company's net operating loss carryforwards are subject to an annual limitation due to a greater than 50% change in stock ownership, as defined by federal and state tax law.

Under the provisions of FAS-109, Accounting for Income Taxes, deferred tax liabilities and assets are measured using the applicable tax rate based on the taxable and deductible temporary differences and operating loss carryforwards. Taxable temporary differences result principally from the excess of depreciation for tax purposes over the amount deducted for financial reporting purposes. Deductible temporary differences and operating loss carryforwards, giving rise to deferred tax assets, are reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized.

The following are components of the net deferred tax asset at June 30, 2000:

           Deferred tax liability on depreciation                     $(103,000)
           Deferred tax assets for loss carryforwards                   624,000
                                                                      ---------
                Deferred tax asset                                      521,000
           Less valuation allowance                                    (426,000)
                                                                      ---------
                Net deferred tax asset                                $  95,000
                                                                      =========

The Company has established a valuation allowance for a portion of its net deferred tax assets because of limitations on the use of loss carryforwards due to ownership changes.

Note 8 - Commitments and Contingencies

Carrier Service Agreements

Effective October 14, 1999, Zenex entered into a thirty-six (36) month long-distance carrier service agreement. Under the terms of the agreement, the Zenex agreed to purchase a minimum monthly amount of carrier service of $26,500 for thirty-six (36) months, with a total cumulative commitment of $954,000, which ever first should occur. As of the report date the total commitment has been satisfied.

Effective February 24, 1999, the Zenex entered into a carrier service agreement extending for a period of twelve (12) months. Under the terms of the agreement, the Zenex has usage-based rates predicated on $100,000 of monthly service.

Effective September 9, 1999, the Zenex entered into a carrier service agreement extending for a period of twelve (12) months. Under the terms of the agreement, the Zenex agreed to minimum monthly usage of 100,000 minutes per circuit. The contract may be canceled if the Zenex falls below the minimum usage amount.

The penalty for not fulfilling these agreements would be possible cancellation of the contracts. The Company could be subject to increased carrier rates in the event satisfactory contract could not be negotiated.

Customer Billing Service

On June 1, 1999, the Zenex entered into a billing service agreement with a third party outsource service provider. The agreement extends for a period of forty-two (42) months. Under the terms of the agreement the service fee is $2,750 per month for recording up to 750,000 detail call records per month. The additional monthly fee for call records in excess of 750,000 is on a declining scale of .00395(cent) to .00310(cent) per record.

Operating Leases

The Company leases its facilities under operating leases, which expire at various intervals through June 30, 2002. Under the terms of the leases the Company is responsible for its share of common area maintenance and operating expenses. Rent expense under operating leases for the six months period ended June 30, 2000, totaled $9,483.

As of June 30, 2000, the future minimum lease commitments under the leases were as follows:

                     Year                   Amount
                     ----                   ------

                     2000                   $18,996
                     2001                    19,500
                     2002                    10,050
                                            -------
                                            $48,516
                                            =======

Acquisition of Zenex Long Distance, Inc.

Prestige Investments, Inc., a wholly owned subsidiary, acquired Zenex Long Distance, Inc. in accordance with a letter of intent dated January 27, 1999 and a subsequent Stock Purchase Agreement (" The Agreement") dated February 19, 1999. The business combination was accounted for as a purchase. In accordance with the terms of the Agreement, the initial purchase price was $6,352.95 for 100% of the 635,295 outstanding common shares. The Agreement includes a provision whereby the sellers may earn additional amounts if the cumulative collected gross sales revenue reach certain levels, (the "Earn Out Rights"), as follows:

     (a) When collected gross sales revenue reach Ten Million ($10,000,000), the sellers will be paid an additional Fifty Cents ($0.50) per share totaling $317,647.50.

     (b) When collected gross sales revenue reach Twenty Million ($20,000,000), the sellers will be paid and additional One Dollar ($1.00) per share totaling $635,295.00.

     (c) When collected gross sales revenue reach thirty-six Million ($36,000,000), the sellers will be paid an additional One-Dollar ($1.00) per share totaling $635,590.45.

     (d) In no event will the Purchase Price exceed the amount of Two Dollars and fifty-one Cents per share totaling $1,594,590.45. Collected gross sales revenues through June 30, 2000 are approximately $ 4,600,000. Management expects the $ 10,000,000 gross sales revenue to be achieved in the year 2001

Note 9 - Restated Financial Statements - Business Combination of Prestige Investments, Inc.

On June 21, 2000 the Company acquired Prestige Investments, Inc. and its wholly owned subsidiary, Zenex Long Distance, Inc. in a business combination which was accounted for as a pooling of interest. Condensed consolidated financial information included in the restated December 31, 1999 consolidated balance sheet and the three months ending March 31, 2000, which is included in the six months ending June 30, 2000 statement of operations is as follows:

December 31, 1999 Balance Sheet
           Current assets                                             $  198,153
           Property and equipment (net)                                  935,108
           Other assets                                                  902,490
                                                                      ----------
           Total assets                                               $2,035,751
                                                                      ==========

           Current liabilities                                        $1,043,839
           Stockholders' equity                                          991,912
                                                                      ----------
           Total liabilities and stockholders' equity                 $2,035,751
                                                                      ==========

                                                                         Lone
                                                      Prestige           Wolf
                                                    -----------      -----------
March 31, 2000 Statements of Operations
     Revenue                                        $ 1,295,054      $ 1,195,366
     Cost of sales                                    1,092,966          442,596
                                                    -----------      -----------
     Gross profit                                       202,088          752,770
     Operating expenses                                 360,565           63,053
                                                    -----------      -----------
     Net income (loss) before taxes                    (158,477)         689,717
     Provision for income taxes                              --          271,000
                                                    -----------      -----------
          Net income (loss)                         $  (158,477)     $   418,717
                                                    ===========      ===========

The December 31, 1999 balance sheet has been restated to reflect the inclusion of Prestige Investments, Inc. under the pooling of interest basis of accounting. Additionally the three month period ended March 31, 2000 of Prestige is included in the six month period ended June 30, 2000 as reflected above.


Note 10 - Earnings Per Share

                                                   Three Months Ended             Six Months Ended
                                               -------------------------     ------------------------
                                                 June 30,       June 30,      June 30,      June 30,
                                                  2000           1999           2000          1999
                                               ----------     ----------     ----------    ----------
Primary Earnings Per Share:
        Common shares outstanding              34,570,000     27,220,000     34,570,000    27,220,000
                                              ==========================    =========================
        Weighted average shares outstanding    32,220,000     27,220,000     30,033,000    27,220,000
                                              ==========================    =========================
        Earnings per share                    $    (0.003)   $    (0.006)   $     0.006   $    (0.013)
                                              ==========================    =========================

Fully Dilluted Earnings Per Share:
        Common shares outstanding              34,570,000     27,220,000     34,570,000    27,220,000
                                              ==========================    =========================
        Weighted average shares outstanding    33,039,000     27,820,000     30,839,000    27,420,000
                                              ==========================    =========================
        Earnings per share                    $    (0.003)   $    (0.006)   $     0.006   $    (0.013)
                                              ==========================    =========================

Note 11 -Stock Options

     In April 1999 an five year option was granted to Federal Bank center to purchase 500,000 shares of the Companys' common stock.

     At the same time 600,000 shares of stock were offered to an outside shareholder in return for guaranteeing the Companys' bank note. Those share were issued in July 2000 and are included in the Companys' fully diluted shares outstanding.

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

     Operating revenues in the Lone Wolf segment of the Company through June 30, 2000 were $25,173 with costs directly related to this operation of $12,089. The company also had gross profits from the termination of the Master Sales Agreement of in the first quarter of $733,479. All of this revenue reported for the six months ended June 30, from the Lone Wolf segment of the business is from the first quarter of 2000. In addition, the Company has terminated this line of business and will not receive revenue or income from this line of business in the future The Company had interest revenue of $30,000 in this segment of the business in the June 30, 2000 quarter from the sale of the Master Agreement. The other major item in the quarter was for merger related costs which were $222,500 in connection with the merger of Zenex and the acquisition of ChurchLink.com.

     Acquisitions; New Lines of Business. Since March 2000, the Company has entered into agreements for various acquisitions for new lines of business. Each acquisition is operated as a separate subsidiary or business unit, as follows:

     EP Distributing Co. In March 2000 the Company purchased the assets of EP Distributing Company for. The assets are currently operated as a division of the Company.

     The division sells nutritional products (with its primary line being Earths' Pharmacy products) brokers sales of medical supplies. Revenues and cost of sales for the division are separately shown in the accompanying financial statements. The division had minimal revenues and costs during the current period. The Company has identified products which it believes will significantly increase revenues and has placed orders for over $100,000 in product which should be arriving in late August.

     The ability of the division to become profitable will depend on marketing its nutritional products and medical supplies to a broad base of customers. The Company believes it has sufficient internal funds to finance the operations of the division for the next twelve months. The Company does not currently plan any material research and development expenses or any material purchases of plant and equipment for the division in the next twelve months. Currently, there is one employee assigned to the division. Additional employees will be added as needed.

     Zenex Communications, Inc. On June 21, 2000, the Company completed its' acquisition of Zenex Communications, Inc. The Company will issued 15,550,000 shares of its Common Stock as the purchase price for this acquisition. The acquisition has been treated as a pooling of interest and as such its' results of operations are consolidated with the Companys' as if it had always been a part of Lone Wolf.

     Revenues for the three months ended June 30, 2000 were $2,385,000 and $3,681,000 for the six months ended June 30, 2000 as compared to $263,000 and $486,000 for the same three and six month periods in 1999. General and administrative expenses were decreased from $395,000 and $772,000 in the three and six months ended June 30, 1999 to $300,000 and $573,000 in the same periods ended June 30, 2000. The quarter ended June 30, 2000 also included in other expense a cost of $68,000 for merger related costs. The increases in revenues resulted from increase in capacity at the Companys' switch resulting from approximately $300,000 spent on capital improvements and new management put in place in September 1999 who put an aggressive marketing plan in place. The reduction in general and administrative costs is from cost cutting measures put in place by the new management. Costs have been paired as much as is practical and further cuts are not expected. All this resulted in net income for the six months ended June 30, 2000 being essentially a breakeven as compared to a loss of ($368,000) for the same period in 1999.

     Zenex currently has a working capital deficit of approximately $400,000 but the Company believes it can manage the deficit through management of its' receivables and payables and currently carries a cash balance to meet one months operation. The Company does not currently plan any material research and development expenses or any material purchases of plant and equipment in the next twelve months. Zenex has 11 full-time employees. Additional employees will be added if needed.

     Churchlink.com, Inc. On May 11, 2000, the Company acquired Churchlink.com, Inc .Churchlink is operating as a subsidiary of the Company. Churchlink is an online communications hub for churches and their members. Churchlink is currently conducting beta tests with selected churches and updating its software and plans a national rollout of its product before the end of October 2000. The Company projects that Churchlink will need approximately $500,000 to $1,000,000 to test and launch its product. The Company is currently negotiating financing for such costs with external sources. Included in this estimate is a minimal amount of costs for additional research and development and additional equipment Through June 30, 2000 the Company has spent $50,768 on this project which are included as research and development in the financial statements. Churchlink has three full-time employees. It is anticipated an undetermined number of full time employees will be added in the near future

     Other. The Company's immediate plan of operation is to focus on the operations of the foregoing acquisitions and assimilate them into the Company's operations. Except as discussed above, the Company has no current plans for capital expenditures or research and development. The Company currently has two full-time employees (other than those noted above) and has no plans to add additional employees except as noted above.

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

     The following securities were issued in the three month period ended June 30, 2000.

                                                                               Number
                            Date                                                of
Security Issued            Issued            Issued To                         Shares                 Purpose
------------------      -----------      ------------------------------       ----------     ------------------------------------
Common stock              4/1/00         Tim Apgood                           1,000,000      Purchase of EP Distributing assets

Common stock              5/11/00        SRS Inc.                               100,000      Purchase of ChurchLink.com

Common stock              6/21/00        Shareholders of Prestige, Inc.      15,550,000      Purchase of Prestige, Inc.

Common stock              6/30/00        Ensynq, Inc.                         1,000,000      Commission on Prestige, Inc.

Common stock              6/30/00        Ensynq, Inc.                         1,250,000      Consulting on business plan
                                                                             ----------

                                                                             18,900,000
                                                                             ==========

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

Exhibits

     None

Reports on Form 8-K

     The Company filed an 8-K on May 19, 2000 announcing the binding definitive agreement to acquire Zenex Communications, Inc. through the acquisition of its' parent, Prestige Investments, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    LONE WOLF ENERGY, INC.

                                                    /s/ Douglas A. Newman
                                                    ---------------------
                                                    By: Douglas A. Newman, Sec,y

Date: August 14, 2000