Form 10QSB
period 2000-09-30
LONE WOLF ENERGY INC
filed 2000-11-14
CIK 928373

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                    For the quarter ended September 30, 2000

                           Commission File No. 0-24684

                             LONE WOLF ENERGY, INC.
                 (Name of small business issuer in its charter)

                                    Colorado
         (State or other jurisdiction of Incorporation or Organization)

                                   73-1587867
                      (IRS Employer Identification Number)

                          201 Robert S. Kerr. Suite 500
                          Oklahoma City, Oklahoma 73102
                                 (405) 943-4615
        (Address, including zip code and telephone number, including area
                     Code of registrant's executive offices)

                               K&S VENTURES, INC.
                           (Former Name of Registrant)

      Securities registered under Section 12(b) of the Exchange Act: none

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 10, 2000 there were 36,485,790 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference:  None

PART 1. - FINANCIAL INFORMATION

Item 1.  Financial Statements

a. The following financial statements include all adjustments, which in the opinion of management are necessary to make the financial statements not misleading.


                            INDEPENDENT REVIEW REPORT



Board of Directors and Stockholders
Lone Wolf Energy, Inc.

We have reviewed the accompanying consolidated balance sheet of Lone Wolf Energy, Inc. as September 30, 2000, and the related consolidated statements of income for the three months and nine months then ended and the statements of cash flow for the nine months ended September 30, 2000 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Lone Wolf Energy, Inc.

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



Henderson Sutton & Co., P.C.
Certified Public Accountants

Tulsa, Oklahoma
November 10, 2000

                             LONE WOLF ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                                   SEPTEMBER 30,    DECEMBER 31,
                        ASSETS                         2000            1999
                                                   -------------    ------------
CURRENT ASSETS
   Cash                                             $    61,263     $   108,921
   Accounts receivable                                1,024,140         135,385
   Current portion of notes receivable                  960,000         132,169
   Deposits                                              29,284              --
   Inventory                                            249,436           7,000
                                                    -----------     -----------
                                                      2,324,123         383,475
                                                    -----------     -----------

PROPERTY AND EQUIPMENT                                1,704,261       1,324,425
   Less accumulated depreciation                       (547,874)       (389,317)
                                                    -----------     -----------
                                                      1,156,387         935,108
                                                    -----------     -----------
OTHER
   Goodwill (net)                                       517,552         457,502
   Notes receivable-net of Current Portion              265,000         844,148
   Organization costs (net)                              19,915          34,988
   Investments                                           24,375          24,375
   Deferred tax asset                                    66,000         130,000
                                                    -----------     -----------
                                                        892,842       1,491,013
                                                    -----------     -----------
                                                    $ 4,373,352     $ 2,809,596
                                                    ===========     ===========

   See Accompanying Notes to Financial Statements

   See Accountants Review Report

                           LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt                                 $   116,500    $   183,465
   Accounts payable                                                    1,698,384        848,156
   Accrued expenses                                                      410,007         96,150
   Accrued income taxes                                                       --             --
   Prepayments and customer deposits                                      56,524         79,310
                                                                     -----------    -----------
                                                                       2,281,415      1,207,081
                                                                     -----------    -----------
OTHER LIABILITIES
   Long-term debt -net of current portion                                428,103        409,633
   Deposits                                                                   --         24,000
   Deferred revenue                                                           --        160,449
                                                                     -----------    -----------
                                                                         428,103        594,082
                                                                     -----------    -----------

TOTAL LIABILITIES                                                      2,709,518      1,801,163
                                                                     -----------    -----------
STOCKHOLDER'S EQUITY
   Preferred stock ($0.001 par value,  20,000,000 shares
       authorized, no shares issued and outstanding)                          --             --
   Common stock ($0.001 par value, 100,000,000 shares
       authorized, 36,485,790 shares issued and outstanding at
       September 30, 2000 and 27,220,000 issued and outstanding at
       December 31, 1999)                                                 36,486         27,220
   Paid-in capital                                                     1,753,852      1,201,618
   Treasury stock (300,000 shares @ $0.02)                                (6,000)            --
   Unrealized Gain (Loss) on Available for Sale Securities                (7,969)        (7,969)
   Retained earnings (deficit)                                          (112,535)      (212,436)
                                                                     -----------    -----------
                                                                       1,663,834      1,008,433
                                                                     -----------    -----------
                                                                     $ 4,373,352    $ 2,809,596
                                                                     ===========    ===========



   See Accompanying Notes to Financial Statements

   See Accountants Review Report

                             LONE WOLF ENERGY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                            --------------------------    --------------------------
                                                2000           1999           2000          1999
                                            -----------    -----------    -----------    -----------
REVENUES                                    $ 1,849,755    $   330,882    $ 5,587,338    $   885,394

OPERATING EXPENSES
   Cost of sales                              1,431,890        257,039      4,367,527        655,086
   Selling, general and administrative          377,565        309,816      1,144,709      1,070,661
   Depreciation and amortization                 77,632         50,000        202,427        150,000
                                            -----------    -----------    -----------    -----------
                                              1,887,087        616,855      5,714,663      1,875,747
                                            -----------    -----------    -----------    -----------

OPERATING INCOME (LOSS)                         (37,332)      (285,973)      (127,325)      (990,353)
                                            -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE)
   Interest income                               30,277            564         60,310            564
   Interest expense                             (13,511)        (2,329)       (40,400)        (4,996)
   Gain (Loss) on sale of equipment                  --             --        160,278             --
   Gain on sale of financing contract                --             --        578,201             --
   Merger related costs                         (41,735)            --       (325,723)            --
   Research and development                    (102,811)            --       (153,579)            --
   Other income                                      --        664,320         12,139        778,900
                                            -----------    -----------    -----------    -----------
                                               (127,780)       662,555        291,226        774,468
                                            -----------    -----------    -----------    -----------

    NET INCOME (LOSS) BEFORE INCOME TAXES   $  (165,112)   $   376,582    $   163,901    $  (215,885)

PROVISION FOR INCOME TAXES:
   Current                                        2,000
   Deferred tax benefit (expense)                66,000        137,000        (64,000)       245,000
                                            -----------    -----------    -----------    -----------
NET INCOME (LOSS)                           $   (97,112)   $   513,582    $    99,901    $    29,115
                                            ===========    ===========    ===========    ===========

   PRIMARY EARNINGS (LOSS) PER SHARE                nil    $      0.02            nil           nil
                                            ===========    ===========    ===========    ===========
   FULLY DILUTED EARNINGS (LOSS) PER SHARE          nil    $      0.02            nil           nil
                                            ===========    ===========    ===========    ===========

   See  Accompanying Notes to Financial Statements

   See Accountants Review Report

                             LONE WOLF ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                         SEPTEMBER 30,  SEPTEMBER 30,
                                                             2000           1999
                                                         -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                                      $    99,901    $    29,115
   Reconciliation of net income to net cash provided by
     operating activities
    Depreciation and amortization                             203,312        150,000
    Gain (loss) on sale of property and equipment              (5,000)            --
    (Increase) decrease from changes in:
         Deferred Taxes                                        64,000       (245,000)
         Accounts receivable                                 (888,755)       115,866
         Deposits                                             (29,284)            --
         Inventory                                           (242,436)            --
    Increase (Decrease) from changes in:
         Accounts payable                                     850,228       (874,928)
         Accrued liabilities                                  313,857       (210,581)
         Taxes payable                                             --             --
         Deferred revenue                                    (160,449)       166,866
         Prepayments and customer deposits                    (46,786)       (59,612)
                                                          -----------    -----------
                                                              158,588       (928,274)
                                                          -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Goodwill in businesses acquired                            (89,732)            --
   Cash received for property and equipment sold                5,000         37,852
   Increase in investments                                         --        (32,344)
   Purchase of property and equipment                        (379,836)            --
                                                          -----------    -----------
                                                             (464,568)         5,508
                                                          -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock for services                      237,500            500
   Common stock issued for note conversion                    250,000             --
   Purchase of Zenex stock                                         --         (6,353)
   Increase in paid in capital                                             1,384,538
   Common stock issued for goodwill                            68,000             --
   Change in notes receivable                                (248,683)      (658,261)
   Change in notes payable                                    (48,495)       182,789
                                                          -----------    -----------
                                                              258,322        903,213
                                                          -----------    -----------

NET INCREASE (DECREASE) IN CASH                               (47,658)       (19,553)

CASH AT BEGINNING OF PERIOD                                   108,921         87,757
                                                          -----------    -----------
CASH AT END OF PERIOD                                     $    61,263    $    68,204
                                                          ===========    ===========


See Accompanying Notes to Financial Statements

See Accountants Review Report

                             LONE WOLF ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF BUSINESSES

Lone Wolf Energy, Inc. (formerly K&S Ventures was incorporated on March 4, 1991 in the state of Colorado. In February 1999 the Company signed a Master Sales Agreement with Eagle Capital, Inc. (OTCBB:ECIC) to sell specialized equipment. The agreement called for the Company to provide fifteen pieces of equipment over the next three years. In February 2000 the Company terminated the Master Sales Agreement and sold the equipment it was financing under that agreement. Under the terms of the agreement termination and sale of the equipment the Company recorded a notes receivable for $1,625,000 of which $725,000 had been collected as of September 30, 2000. The Company has terminated their equipment leasing activities.

In March 2000 the Company purchased the assets of EP Distributing Company ("EPD") for $100,000 in cash and 1,000,000 shares of common stock valued at $40,000. EPD is currently operated as a division of the Company. The division sells nutritional products, with its primary line being Earth Pharmacy brand products, and also brokers medical supplies. The acquisition was accounted for as a purchase.

On May 11, 2000, the Company acquired ChurchLink.com, Inc., ("ChurchLink"). ChurchLink is operating as a subsidiary of the Company. ChurchLink has developed a software product that provides an online communications hub for churches and their members. ChurchLink is completing the beta test stage with selected churches and is making final revisions to the software. Significant national marketing efforts for the software are scheduled for November and December 2000. Sales of the software are scheduled to begin in the first quarter of 2001. The purchase price of ChurchLink was 100,000 shares of the Company's Common Stock. The terms of the acquisition provide that an additional 400,000 shares of the Company's Common Stock will be issued as churches subscribe to the service. The additional stock will be issued as follows:

     20,000 shares for each block of 100 churches up to 1,000 churches - 200,000 shares

     20,000 shares for each block of 300 churches from 1,000 to 2500 churches - 100,000 shares

     20,000 shares for each block of 500 churches from 2,500 to 5,000 churches - 100,000 shares

The fair market value of the shares issued was $28,000. The acquisition was accounted for as a purchase.

On June 21, 2000 the Company completed the acquisition of Zenex Long Distance, Inc. (d/b/a Zenex Communications, Inc.), ("Zenex"). A newly formed wholly owned subsidiary of the Company, Prestige Acquisition, Corp. ("Prestige Acquisition"), was merged with and into Prestige Investments, Inc. ("Prestige Investments"), the parent company of Zenex. Prestige Investments was the surviving corporation in the merger. The merger was pursuant to an Agreement and Plan of Reorganization dated May 4, 2000, by and among the Company, Prestige Acquisition, Prestige Investments and the five shareholders of Prestige Investments (the "Zenex Merger Agreement"). Pursuant to the Zenex Merger Agreement, the Company issued 15,550,000 of the Company's common stock to the shareholders of

                             LONE WOLF ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


Prestige investments in return for their surrender to the company of all of their shares of common stock of Prestige Investments. Following the merger, Prestige Investments became a wholly owned subsidiary of the Company with Zenex operating as a wholly owned subsidiary of Prestige Investments. The business combination was accounted for as a pooling of interest. The accompanying financial statements include the assets, liabilities and operations of Prestige and its wholly owned subsidiary Zenex for period presented.

Prestige Investments, Inc. and its wholly owned subsidiary, Zenex Long Distance, Inc. ("Zenex") are engaged primarily in the wholesale of long distance minutes for prepaid calling cards. Zenex does business as Zenex Communications, Inc. and primarily markets its product to distributors and switchless resellers who in-turn market the products to retailers.

Prestige was incorporated in Oklahoma on July 31, 1998. Zenex was incorporated on January 27,1994 in Oklahoma. Prestige was formed solely for the purpose of business acquisitions and investments, and had minimal activities prior to the acquisition of Zenex. Prestige's only operations are those of its wholly owned subsidiary, Zenex. Prestige acquired Zenex in accordance with a letter of intent dated January 27, 1999 and a subsequent Stock Purchase Agreement ("The Agreement") dated February 19, 1999. The business combination of Prestige and Zenex was accounted for as a purchase.

The Company's September 30, 2000 consolidated balance sheet includes the wholly owned subsidiary, Prestige and Prestige's wholly owned subsidiary, Zenex, EPD and Churchlink. The December 31, 1999 consolidated balance sheet includes the wholly owned subsidiary, Prestige and its wholly owned subsidiary Zenex Long Distance, Inc. The Company's consolidated statement of operations for the three months and nine months ended September 30, 2000 includes the pooled entity of Prestige and its wholly owned subsidiary Zenex for the presented periods. The purchased entities of EPD and Churchlink are included from their respective dates of purchase. All significant inter-company accounts have been eliminated in the consolidated financial statements.

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

                             LONE WOLF ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


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

CONCENTRATIONS

In connection with providing long distance service to customers, Zenex has contractual agreements with certain carriers, which provide access to and usage of their long distance network. The contracts include an agreed-upon billing rate and a term for these services. During the period two vendors carried approximately 87% of the Company's long-distance traffic. Although other carriers are available to provide access and usage of their long distance network, there are a limited number of such sources. Additionally the time required to efficiently transfer system connections makes the Company vulnerable to a risk of a near-term significant impact in the event of a natural disaster or any other termination of the carrier's service. However the Company has the ability to utilize back up systems in the event of the carriers termination of services.

Although Zenex has a significant number of customers, one customer accounts for approximately eighty percent (80%) of the Zenex revenue. The loss of this customer would have a materially adverse impact on the company's revenues and operations.

                             LONE WOLF ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


The Company's receivables are from a small number of companies in the same industry, which are subject to business cycle variations. This concentration subjects the Company to a credit risk if the general industry or the companies fail to perform.

REGULATION

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

SEGMENT INFORMATION

                            LONE                                       CHURCH
                            WOLF          ZENEX           EPD            LINK          TOTAL
                        -----------    -----------    -----------    -----------    -----------
Revenue                 $    25,173    $ 5,414,155    $   148,010    $        --    $ 5,587,338

Operating expense           252,156      5,269,078        193,429             --      5,714,663
                        -----------    -----------    -----------    -----------    -----------

Operating income           (226,983)       145,077        (45,419)            --       (127,325)

Other income(expense)       563,482       (117,767)          (909)      (153,580)       291,226
                        -----------    -----------    -----------    -----------    -----------

Income before taxes     $   336,499    $    27,310    $   (46,328)   $  (153,580)   $   163,901
                        ===========    ===========    ===========    ===========    ===========


Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company identifies its operating segments based upon business activities, management responsibilities and geographical location. Following is a summary of operations of the Company by segment for the nine months ended September 30, 2000:

                             LONE WOLF ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


RECLASSIFICATIONS

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

NOTE 2 - NOTES RECEIVABLE

At September 30, 2000, the Company had notes receivable as follows:

     Due from an unrelated corporation, payable in minimum monthly
     Installments of $5,000, including interest at 4.42%, with
     remaining unpaid principal and interest due on December 10, 2002.        $  325,000

     Due from an unrelated corporation, payable in minimum monthly
     Installments of $50,000 plus interest at 12% with remaining
     Principal due on August 1, 2001                                             900,000
                                                                              ----------

     Total                                                                     1,225,000

     Less current portion                                                        960,000
                                                                              ----------

     Notes receivable -net of current portion                                 $  265,000
                                                                              ==========

NOTE 3 - PROPERTY AND EQUIPMENT, ACCUMULATED DEPRECIATION AND AMORTIZATION

Property and equipment are recorded at cost. Expenditures for repairs and maintenance are charged to operations when incurred. Major improvements and renewals that extend the useful life of the related asset are capitalized and depreciated over the remaining useful life. Depreciation and amortization are computed for financial and income tax reporting purposes using straight-line and accelerated methods over estimated useful lives ranging from three years to ten years. Depreciation charged to operation for the nine month period was $158,557. The following table summarizes the classifications of property and equipment; total accumulated depreciation and the related estimated useful lives:

                             LONE WOLF ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000



PROPERTY AND EQUIPMENT                COST       YEARS
----------------------             ----------    -----
Switching equipment                $1,422,277     5-10
Dedicated line equipment                8,291      5
Office software and equipment         217,720     5-7
Autos                                  32,525      5
Leasehold improvements                 23,448      5
                                   ----------
      Total                         1,704,261
Less accumulated depreciation         547,874
                                   ----------
      Net property and equipment   $1,156,387
                                   ==========


NOTE 4 - INTANGIBLE ASSETS

Goodwill represents the excess of the cost of assets acquired over the fair value at date of acquisition. Goodwill is being amortized on the straight-line method over fifteen years. Accumulated amortization at September 30, 2000 totaled $140,219, and amortization expense of $29,681 was charged to operations in the nine-month period ended September 30, 2000.

Organization costs primarily include legal and professional fees associated with organizing operations. These costs are deferred and amortized using the straight-line method over five years. Accumulated amortization at September 30, 2000, totaled $85,851. Amortization expense of $15,074 was charged to operations in the nine month period ended September 30, 2000.

NOTE 5 - LONG-TERM DEBT

   The company has notes payable at September 30, 2000 as follows:

     First National Bank of Midwest City, 9.5% note secured
     by all Zenex equipment and Zenex common stock, due in
     monthly installments of $5,227, including interest through
     January 2005                                                      $ 225,391


     First National Bank of Midwest City, 9.75% note secured
     by all Zenex equipment and Zenex common stock, due in
     monthly installments of $2,124, including interest through
     March 2005                                                           93,279

                             LONE WOLF ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


     Tim Apgood, a director of the Company, for the balance of
     the purchase price of EP Distributing assets, non-interest
     bearing, due September 30, 2000                                      50,000

     Federal Bank Centre, Tulsa, Oklahoma, 9.75% note
     secured by auto, due in monthly installments of $688
     including interest, due May 30, 2005                                 30,596

     Federal Bank Centre, Tulsa, Oklahoma, $450,000 line
     line of credit note with interest payable monthly at 1.5%
     over Wall Street Journal prime (currently 11%), secured
     by all assets of Wolf Energy, Inc. and the personal
     guarantee of certain directors, due November 2001                   145,337
                                                                        --------
       Total                                                             544,603

       Less Current Portion                                              116,500
                                                                        --------

       Long-Term Debt                                                   $428,103
                                                                        ========


NOTE 6 - INCOME TAXES

At September 30, 2000, the Company had net operating losses of approximately $1,560,000 available to reduce future federal and state taxable income. Unless utilized, the carryforward amounts will begin to expire in 2012. For federal and state tax purposes, the Company's net operating loss carryforward amounts are subject to an annual limitation due to a greater than 50% change in stock ownership, as defined by federal and state tax law.

Under the provisions of FAS-109, Accounting for Income Taxes, deferred tax liabilities and assets are measured using the applicable tax rate based on the taxable and deductible temporary differences and operating loss carryforward amounts. Taxable temporary differences result principally from the excess of depreciation for tax purposes over the amount deducted for financial reporting purposes. Deductible temporary differences and operating loss carryforwards, giving rise to deferred tax assets, are reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized.

                             LONE WOLF ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


The following are components of the net deferred tax asset at September 30, 2000:

Deferred tax liability on depreciation       $(103,000)
Deferred tax assets for loss carryforwards     595,000
                                             ---------
     Deferred tax asset                        492,000
Less valuation allowance                      (426,000)
                                             ---------
     Net deferred tax asset                  $  66,000
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

The additional monthly fee for call records in excess of 750,000 is on a declining scale of .00395 (cents) to .00310 (cents) per record.

OPERATING LEASES

The Company leases its facilities under operating leases, which expire at various intervals through September 30, 2005. Under the terms of the leases the Company is responsible for its share of common area maintenance and operating expenses. Rent expense under operating leases for the nine months period ended September 30, 2000, totaled $15,346.

As of September 30, 2000, the future minimum lease commitments under the leases were as follows:

        YEAR       AMOUNT
        ----      --------
        2000      $ 17,082
        2001        69,039
        2002        71,886
        2003        74,739
        2004        77,583
        2005        59,787
                  --------
                  $370,016
                  ========

                             LONE WOLF ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

ACQUISITION OF ZENEX LONG DISTANCE, INC

Prestige Investments, Inc., a wholly owned subsidiary, of the Company acquired Zenex Long Distance, Inc. in accordance with a letter of intent dated January 27, 1999 and a subsequent Stock Purchase Agreement ("The Agreement") dated February 19, 1999. The business combination was accounted for as a purchase. In accordance with the terms of the Agreement, the initial purchase price was $6,353 for 100% of the 635,295 outstanding common shares. The Agreement includes a provision whereby the sellers may earn additional amounts if the cumulative collected gross sales revenue reach certain levels, (the "Earn Out Rights"), as follows:

     (a) When collected gross sales revenue reach Ten Million ($10,000,000), the sellers will be paid an additional Fifty Cents ($0.50) per share totaling $317,647.

     (b) When collected gross sales revenue reach Twenty Million ($20,000,000), the sellers will be paid and additional One Dollar ($1.00) per share totaling $635,295.

     (c) When collected gross sales revenue reach thirty-six Million ($36,000,000), the sellers will be paid an additional One-Dollar ($1.00) per share totaling $635,590.

     (d) In no event will the Purchase Price exceed the amount of Two Dollars and fifty-one Cents per share totaling $1,594,590.

Collected gross sales revenues through September 30, 2000 are approximately $6,400,000. Management expects the $ 10,000,000 gross sales revenue to be achieved in the year 2001


NOTE 9 - RESTATED FINANCIAL STATEMENTS - BUSINESS COMBINATION OF PRESTIGE INVESTMENTS, INC.

On June 21, 2000 the Company acquired Prestige Investments, Inc. and its wholly owned subsidiary, Zenex Long Distance, Inc. in a business combination which was accounted for as a pooling of interest. Condensed consolidated financial information of Prestige which is included in the restated December 31, 1999 consolidated balance sheet and the three months ending March 31, 2000, which is included in the nine months ending September 30, 2000 statement of operations is as follows:

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
                                                   ==========

                             LONE WOLF ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

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
                                          ===========    ===========


The December 31, 1999 balance sheet has been restated to reflect the inclusion of Prestige Investments, Inc. under the pooling of interest basis of accounting. Additionally the three month period ended March 31, 2000 of Prestige is included in the nine month period ended September 30, 2000 as reflected above.


NOTE 10 - EARNINGS PER SHARE


                                           Three Months Ended   Nine Months Ended
                                              September 30,      September 30,
                                           ------------------   -----------------
                                             2000      1999       2000      1999
                                            -------   -------   -------   -------
Primary Earnings Per Share:(in thousands)
      Common shares outstanding              35,886    27,220    35,886    27,220
                                            =======   =======   =======   =======
      Weighted average shares outstanding    35,886    27,220    30,957    27,220
                                            =======   =======   =======   =======
      Earnings per share                        nil   $  0.02       nil       nil
                                            =======   =======   =======   =======

Fully Diluted Earnings Per Share:
      Common shares outstanding              35,886    27,220    35,886    27,220
                                            =======   =======   =======   =======
      Weighted average shares outstanding    35,886    27,220    31,596    27,220
                                            =======   =======   =======   =======
      Earnings per share                        nil   $  0.02       nil       nil
                                            =======   =======   =======   =======


NOTE 11 - STOCK OPTIONS

         In April 1999 a five year option was granted to Federal bank Centre to purchase 500,000 shares of the Companys' common for $0.15 per share.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

         In February 2000, the Company and Eagle Capital agreed to terminate the Master Equipment Sales Agreement. Pursuant to the agreement to terminate, Eagle Capital executed and delivered a promissory note for termination charges in the amount of $1 million. The outstanding principal on the note is $900,000 at September 30, 2000 and is payable $50,000 monthly plus interest @12% through August 2001 when the balance is due.

         Operating revenues in the Lone Wolf segment of the Company through September 30, 2000 were $25,173 with costs directly related to this operation of $12,089. The company also had gross profits from the termination of the Master Sales Agreement of in the first quarter of $733,479. All of this revenue reported for the nine months ended September 30, from the Lone Wolf segment of the business is from the first quarter of 2000. In addition, the Company has terminated this line of business and will not receive revenue or income from this line of business in the future The Company had interest revenue of $30,250 in this segment of the business in the September 30, 2000 quarter from the sale of the Master Agreement. Quarterly operating expenses for this segment of the business are approximately $100,000 which is an increase from prior quarters due to the cost of managing the other segments of the business.

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

         The division sells nutritional products (with its primary line being Earths' Pharmacy products) and brokers sales of medical supplies. Revenues and cost of sales for the division are separately shown in the accompanying financial statements. The divisions revenues increased to $99,000 in the quarter ended September 30, 2000 from $34,000 in the quarter ended June 30, 2000. Operating expenses in the quarter ended September 30, 2000 were 117,000 compared to $56,000 in the quarter ended June 30, 2000. The net pre-tax loss for the division was $17,000 in the quarter ended September 30, 2000 compared to $22,000 in the quarter ended June 30, 2000. The Company received The proper regulatory approval to begin marketing a product on November 1, 2000 which it believes will significantly increase revenues and profits in future quarters.

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

         Zenex Communications, Inc. On June 21, 2000, the Company completed its' acquisition of Zenex Communications, Inc. The Company l issued 15,550,000 shares of its Common Stock as the purchase price for this acquisition. The acquisition has been treated as a pooling of interest and as such its' results of operations are consolidated with the Companys' as if it had always been a part of Lone Wolf.

         Revenues for the three months ended September 30, 2000 were $1,750,000 compared to $2,385,000 for the three months ended June 30, 2000. This compares to less than $1,000,000 in revenues in all of 1999. Cost of sales were

$1,672,000 in the quarter ended September 30, 2000 compared to $2,148,000 in the quarter ended June 30, 2000. This decrease was from lower cost of sale due to lower revenues for the quarter. General and administrative expenses were decreased to $290,000 in the quarter ended September 30, 2000 down $54,000 from $342,000 in the quarter ended June 30, 2000. The quarter ended September 30, 2000 included in other expense a cost of $68,000 for merger related cost and $40,000 additional in this expenses in the quarter ended September 30, 2000. The changes in revenues and expenses from 1999 are not comparable due to the total change in the way the business is now conducted. Other income in 1999 resulted in better net earnings in 1999 than in 2000 and was from settlement of old debts from the new owners. The revenue reduction in the quarter ended September 30, 2000 was due to reduced minute use on the Companys' switch. This period of reduced traffic on the switch has allowed the Company to develop and test new products which the Company believes will result in increased profit margins and a more diversified customer bases in the future. The reduction in general and administrative costs is from cost cutting measures put in place by the new management. Costs have been paired as much as is practical and further cuts are not expected. All this resulted in net pre-tax operating income for the quarter ended September 30, 2000 of $79,000 as compared to $237,000 for the quarter ended June 30, 2000 from this subsidiary.

         Zenex currently has a working capital deficit of approximately $400,000 but the Company believes it can manage the deficit through management of its' receivables and payables. The Company does not currently plan any material research and development expenses or any material purchases of plant and equipment in the next twelve months. Zenex has 8 full-time employees. Additional employees will be added if needed.

         Churchlink.com, Inc. On May 11, 2000, the Company acquired Churchlink.com, Inc. Churchlink is operating as a subsidiary of the Company. Churchlink is an online communications hub for churches and their members. Churchlink is currently conducting beta tests with selected churches and updating its software and plans a national rollout of its product in early 2001. The Company projects that Churchlink will need approximately $500,000 to test and launch its product. The Company is currently negotiating financing for such costs with external sources. Included in this estimate is $100,000 of additional programming and equipment. Through September 30, 2000 the Company has spent $154,000 on this project which are included as other expense in the financial statements. General operating costs for this division run about $30,000 monthly. The Company ran into some programming problems in the quarter and has hired a new software development firm to complete the project. Churchlink has three full-time employees. It is anticipated an undetermined number of full time employees will be added in the near future.

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

         FORWARD LOOKING STATEMENTS AND BUSINESS. This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate," "believe," "expect," "plan," "intend," "project," "forecast," "could" and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts included in this Form 10-QSB regarding our financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that actual results may not differ materially from those in the forward-looking statements herein for reasons including the effect of competition, the level of sales and renewal certifications, marketing, product development and other expenditures, economic conditions, the legislative and regulatory environment and the condition of the capital and equity markets.

Readers are cautioned to consider the specific business factors described in our annual report on Form 10-KSB for the fiscal year ended December 31, 1999 and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise forward-looking statements to reflect events or circumstances that arise after the date hereof.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Not Applicable

Item 2.  Change in Securities

     The following securities were issued in the three month period ended September 30, 2000.


                                                      Number
                    Date                                of
Security Issued    Issued          Issued To          Shares                    Purpose
---------------    ------          ---------         ---------                  -------
Common stock        7/5/00     FuturOmega, L.L.C.    1,315,790    Conversion of $250,000 promissory note

Common stock       7/26/00     Joyce and Tom Boyer.    600,000    Shares issued for April 1999 loan guarantee
                                                     ---------
                                                     1,915,790
                                                     =========


Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

Exhibits
     None


Reports on Form 8-K

     The Company filed an 8-K on July 5, 2000 announcing the acquisition of Zenex Communications, Inc. through the acquisition of its' parent, Prestige Investments, Inc.

     The Company filed an 8-K on August 2, 2000 amending the 8-K filed on July 5, 2000 regarding the acquisition of Zenex Communications and setting forth the financial information of Zenex and its parent Prestige Investments, Inc. and the effects to the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LONE WOLF ENERGY, INC.

                                        /s/ Douglas A. Newman
                                        ----------------------------
                                        By: Douglas A. Newman, Sec,y

Date: November 13, 2000

                               INDEX TO EXHIBITS


EXHIBIT
  NO.           DESCRIPTION
-------         -----------
  27       Financial Data Schedule