Form 10KSB40
period 2000-12-31
LONE WOLF ENERGY INC
filed 2001-04-10
CIK 928373

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

        Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                      For the year ended December 31, 2000

                           Commission File No. 0-24684

                             LONE WOLF ENERGY, INC.
                 (Name of small business issuer in its charter)

                                    Colorado
         (State or other jurisdiction of Incorporation or Organization)

                                   73-1587867
                      (IRS Employer Identification Number)

                          201 Robert S. Kerr, Suite 500
                          0klahoma City, Oklahoma 73102
                                 (405) 943-4615
        (Address, including zip code and telephone number, including area
                     Code of registrant's executive offices)

                               K&S VENTURES, INC.
                           (Former Name of Registrant)

      Securities registered under Section 12(b) of the Exchange Act: none

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year: $ 7,411,171

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:

As of March 17, 2001 the aggregates market value of the voting and non-voting common equity held by non-affiliates was $1,075,332 based on the last trade on the OTC bulletin board on that date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 17, 2001 there were 36,479,790 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

                                     PART I

Item 1. Description of Business

DISCONTINUED OPERATIONS

Lone Wolf Energy, Inc. (formerly K&S Ventures) was incorporated on March 4,
1991 in the state of Colorado. In February 1999 the Company signed a Master Equipment Sales Agreement, ("MESA") with Eagle Capital International, LTD. to sell specialized equipment. The MESA called for the Company to provide 15 pieces of equipment over the next three years. In February 2000 the Company terminated the MESA and sold the equipment it was financing under that agreement. Under the terms of the termination agreement and sale of the equipment the Company recorded a note receivable for $1,625,000 of which $775,000 had been collected as of December 31, 2000. Eagle has filed a court claim attempting to negate the original MESA. The company is vigorously defending the claim and believes it will be successful in that defense. The Company has terminated the business segment of equipment leasing activities.

In March 2000 the Company purchased the assets of EP Distributing Company ("EPD") for $100,000 in cash and 1,000,000 shares of common stock valued at $40,000. EPD is currently operated as a division of the Company. The division sells nutritional products, with its primary line being Earth Pharmacy brand products, and also brokers medical supplies. The company ceased this operation at the end of December 2000 and is currently negotiating with the prior owners to transfer the assets of that division back to them. The Company does not believe the operations of EP fit with the future plans for the company's operations.

CHURCHLINK.COM

On May 11, 2000, the Company acquired ChurchLink.com, Inc. ("ChurchLink") as a wholly-owned subsidiary. ChurchLink has developed a software product that provides an online communications hub for churches and their members. This is all possible by the programming source code that is unique and totally customized to ChurchLink. The program was approximately two years in development to make it perform the complex intricacies of interaction yet remain simple to the end user. The program is very user friendly. To the church member in their home, the program is very self-explanatory and simple to use, yet highly secure with user name and password protection and massive firewall features. To the church office worker or volunteer who is the ChurchLink.com administrator the program requires one session and an easy to read pamphlet to be able to get the church up and functioning online.

     The following are the key features to the program which will be provided to churches on a fee basis:

     Online Pictorial Church Directory Service

     ChurchLink links church members and leaders in a searchable database of images and information which can be instantaneously updated eliminating the costs of a quickly outdated printed directory

     Church E-mail Communications Systems

     ChurchLink links church members, leaders and missionaries through the ability to communicate by e- mail individually or with any grouping or subgrouping in the entire congregation. For example, if a pastor wants to e-mail all men in his church who were born on March 7, 1956 or all members of the choir, he can do so with a simple search and click command

     Electronic Outreach Ministry

     ChurchLink links church leaders with church prospects through individual input and extensive record storing and retrieving capability.

     Church Business Directory Service

     ChurchLink links church members and the businesses of other church members through a searchable Business Directory. The ChurchLink.com Business Directory can find a specific type of business associated with a member of one's church or geographic region.

     Prayer Link Ministry

     ChurchLink links members to a local and world wide prayer ministry in which they can actively participate from home or office 24 hours a day. No longer will it be necessary to have people leave their homes every hour of the night to go to the church building to participate in a 24- hour intercessory prayer ministry. All updates will be done immediately online and can be viewed on a local church level or on a worldwide basis.

     Cyber Sermon

     ChurchLink links digitally recorded church messages with the world. The traveling layman can now have access to his minister's weekly message via ChurchLink. Those who are new to a community can point and click to hear a message from a local minister to welcome them to the community.

     ChurchFinder Service

     ChurchLink links churches to prospects anywhere in the world who will be moving to the Churches Ministry Field and are looking for a church home. All subscribing churches will have a presence on the ChurchLink.com ChurchFinder. When someone from out of town is moving to the community they can go to ChurchFinder and fill out the profile and the ChurchFinder will match them with all churches in the community that meet the criteria they have entered. This aspect of ChurchLink.com will greatly simplify finding a new church when moving to a new community as well as bring many new members to subscribing churches.

Competition to ChurchLink

Our research has shown no direct competition to its product. As churches are historically the last place that "new " technology is adapted, our research confirms that churches are 5 to 10 years behind the technological business curve. This being the case, our primary competition is existing printed pictorial directories and individual church web sites.

While there are a growing number of churches that are developing web sites, ChurchLink has not identified any individual companies that appear to offer the identical range of services being offered by us. There are, however, many companies that are offering one or more of the elements of the ChurchLink package.

Most notably, there are a large number of companies offering web site hosting services to churches. While most of these services are small companies offering minimal functionality, some of them are offering more extensive components. Examples of these companies include FaithSite.com, which offers calendar, prayer list, member directory, church directory, e-mail list and multimedia featured web sites to churches and ministries at "affordable prices." Also of note is ThinkChurch.com, a Catholic-focused web site service company offers a customizable web site, church locator service, member profiles, "interactive communication with parishioners," and parish-specific content.

A second area of competing services being utilized by churches are the broader, non-church-focused portals that are offering free web site hosting services, such as Microsoft Network, Yahoo (GeoCities), Tripod and AngelFire. Microsoft Network, for example, allows users to create "web communities" that could easily represent individual churches, with links to chat rooms, message boards and "sponsor's" pages unique to the content of that community.

Another competing source is the number of denominations offering basic but free web site hosting services to their member churches. For example, the United Methodist Church through its General Board of Global

Ministries offers free space to individual UM Churches on its web server. As of November 2000, the Board was reporting over 6,000 United Methodist churches and groups who were taking advantage of this service. The Presbyterian Church offers a similar service (PresbyChurch Online) to its member churches. There appear to be over 200 individual Presbyterian churches that are taking advantage of this service.

Many churches offer a pictorial directory, which typically takes from six-to-twelve months to publish. ChurchLink offers a real time database where information can be updated and accessed anytime, any day, or any location with Internet access. Additionally, any picture can be used for the directory. However, this is a change in the way pictorial directories have typically been produced and it may not be possible for us to change the thinking of the way church directories should be done.

Church web sites may also be considered competition. However, ChurchLink can be a traffic generator by providing links to church web sites. ChurchLink.com will also host any existing church web site at no additional cost.

Risk Factors to Churchlink

In order for ChurchLink to be profitable it will take in excess of three hundred churches subscribing to the program. No guarantee can be made that we will be able to sell the product to a sufficient number of churches to make ChurchLink a viable business venture.

It may take more capital than the company can raise or internally generate to cause ChurchLink to become profitable.

ChurchLink is completing the beta test stage with selected churches and is making final revisions to the software. Regional marketing efforts for the software began in March 2001. Significant revenues from this division are not anticipated until the third quarter of 2001.

ZENEX COMMUNICATIONS

On June 21, 2000 the Company completed the acquisition of Prestige Investments, Inc. and it's wholly owned subsidiary Zenex Long Distance, Inc. (d/b/a Zenex Communications, Inc.), ("Zenex").

Prestige Investments, Inc. and its wholly owned subsidiary, Zenex are engaged primarily in the wholesale of long distance minutes for prepaid calling cards. Zenex does business as Zenex Communications, Inc. and primarily markets its product to distributors and switchless resellers who in-turn market the products to retailers.

Prestige was incorporated in Oklahoma on July 31, 1998. Zenex was incorporated on January 27,1994 in Oklahoma. Prestige was formed solely for the purpose of business acquisitions and investments, and had minimal activities prior to the acquisition of Zenex. Prestige's only operations are those of its wholly owned subsidiary, Zenex.

The Company's telecommunications business segment consists primarily of the rendering of Interactive Voice Response (IVR) services. IVR is most easily described by thinking of IVR as a voice computer. Where a computer has a keyboard for entering information, an IVR uses remote touch-tone telephones. Where a computer has a screen for showing the results, an IVR uses a prerecorded human voice that is stored (digitized) on a hard drive. In addition, it can use a synthesized voice (computerized voice) for read back information that is constantly changing. The synthesized voice is commonly referred to as Text-to-Speech.

Several companies sell IVR software and equipment that businesses buy and use in their operations. The Company offers IVR services to businesses that do not want to invest in the software and equipment. The Company combines the telephone service with the IVR services so that it can serve multiple line needs and multiple types of services via an 800 number through its phone switch (see "Item
2. Description of Properties" below).

IVR does not require a caller to say anything. The Company's system selects pre-recorded voice messages to play to the caller to prompt the caller to do something, such as "please enter your calling card number now," "please enter your account number," or "press `1' for customer service."

The advantage of using an IVR service such as the Company's is that the volume of calls that can be handled is much greater than what most businesses could achieve on their own. The disadvantage to contracting for an IVR service is that the business pays for the service continuously. It is the same decision a business makes when deciding whether to lease or buy. However, even businesses that invest in their own IVR equipment still must pay for the 800 number to bring the call into the equipment.

IVR Services

 The Company's IVR services primarily include wholesale sale of long distance minutes to distributors of prepaid and postpaid calling cards, automatic call direction, automated customer service, information lines, automated telemarketing, and automated product ordering. The following is a description of each of these services.

PREPAID AND POSTPAID CALLING CARDS. The Company sells IVR service, along with both "inbound" and "outbound" long distance service, to distributors of prepaid and postpaid calling cards on a "per minute" basis. The difference between a prepaid calling card and a postpaid calling card is in the timing of the payment by the end-user. With a prepaid card, the end-user pays for the card prior to making the first call. Upon purchase, the card's "pin," or personal identification number, is revealed to the end-user by peeling a tape off the card or scratching off an opaque substance. The end-user uses the card by first dialing the 800 number printed on the card, and then dialing the card pin number and the desired long distance phone number when asked to do so by the prerecorded voice generated by the Company's IVR equipment. Each prepaid card has a finite number of long distance minutes preprogrammed onto the card. When the number of long distance minutes has been consumed, the card expires automatically.

 With postpaid calling cards, the end-user pays for the number of long distance minutes consumed, but after the call is made, typically on a monthly basis. A postpaid card is used the same way as a prepaid card. The end-user is given a pin number and an 800 number upon issuance of the card (usually the 800 number is also printed on the card itself). The end-user uses the card by dialing the 800 number and then the pin number and desired long distance number when prompted by the Company's IVR equipment. Postpaid cards are typically requested by organizations for distribution to their employees for business use. Like prepaid cards, there is usually a limit imposed on the number of long distance minutes available for all of the postpaid cards furnished to an organization.

The Company's sales of IVR services and long distance minutes are primarily to wholesale distributors that do not have their own switch or calling card platform. For example, the Company may generate for Business a one million pin numbers. Business A may print the pin numbers on a million prepaid calling cards that it manufactures or causes to be manufactured, and then sell the cards to Business B at a discount. Business B may then sell the cards on a prepaid basis to individual store chains, convenience stores, and other ultimate sources for end-user purchases of prepaid cards. When a card is used, Business A pays the Company for every long distance minute consumed by the end-user.

AUTOMATIC CALL DIRECTION. The Company offers its clients automated call direction, or "call-forwarding," services. For example, the Company's system may prompt the caller to dial "1" to find the person now, or to dial "2" to leave a message. If "1" is dialed, the Company's system will automatically forward the call to the client's pre-instructed phone number. The Company markets its automatic call direction services primarily to small businesses.

AUTOMATED CUSTOMER SERVICE. The Company offers its clients automated customer service assistance. This involves the creation of recordings that ask a series of questions regarding the service problems most frequently experienced by end-users of the client's products or services. If the caller dials the appropriate response with respect to a particular prerecorded service message, the Company's IVR equipment then plays a prerecorded message giving suggested solutions to the problem. By using this service, customer service providers typically experience a significant reduction in the number of personnel needed to respond to customer service inquiries. The Company markets its automated customer service services primarily to small, medium and large businesses.

INFORMATION LINES. The Company offers its clients automated information lines. This involves the creation of recordings for the Company's clients that provide information to callers. For example, a client in the seminar production business may use the Company's service to advertise an 800 number to obtain information about upcoming seminars. When a call comes in, the Company's IVR system will say: "For a complete listing of upcoming seminars in your area, please enter your area code." When the caller enters the area code, the system plays the recording designated by the client for the caller's area. The Company markets its information line services primarily to small, medium and large businesses.

AUTOMATED TELEMARKETING. The Company offers its clients automated telemarketing services. For example, the Company's system can place multiple telemarketing calls on behalf of a client. If the Company's system detects that an answering machine has answered the call, the system will leave a message for the homeowner to call an 800 number selected by the Company's client. If the Company's system detects that a person has answered the call, the system will ask the person to hold while a live person comes on the line. While some of the Company's competitors offer "canned" IVR software platforms, the Company individually tailors and constructs the software required to meet its clients' specific needs. The Company markets its automated telemarketing services primarily to small businesses.

AUTOMATED PRODUCT ORDERING. The Company offers its clients automated product-ordering services. For example, the Company's client may use the system to advertise an 800 number to order concert tickets. When a call comes in to order tickets, the Company's system will ask for the caller's credit card number, validate the credit card, and process the transaction. The Company markets its automated products ordering services primarily to small businesses and as an adjunct to businesses engaged in E-commerce.

Sources and Availability of Long Distance Minutes

For its operations, the Company purchases its long distance minutes from long distance carriers. The Company connects directly with its contracted long distance carriers and buys minutes of use on a monthly basis. In general, there are many sources for these minutes. The Company currently buys minutes directly or indirectly through Qwest, Telco, and St Andrews and others. The Company, like many of its competitors, is not "locked in" to a set price for long distance minutes and it can terminate its long distance carrier contracts if the contracted carrier increases its per-minute rate by more than five percent. If the Company were to experience a material increase in the cost of minutes, it would likely attempt to pass the cost along to its customers. Any such material increase would probably similarly affect many of the Company's competitors, thus reducing the odds that the Company's customers might switch service providers. However, there can be no assurance that the Company's customers would not switch to another service provider.

The Company faces certain risks when a significant customer requests the Company to promise delivery of services on or before a specific date. One risk inherent in this type arrangement is that there can be significant delays between the ordering of new facilities to connect with the long distance carriers and the actual connection. The Company may rely on outside vendors to make the proper connection of T-1 lines to meet the anticipated increase in demand. If the Company experiences delays in the vendor's promised connection date, the Company could experience more customer demand than facilities to supply. In this situation, some of the attempted calls from all customers would be blocked at the Company's switch and callers would experience busy signals. As a result, these customers might choose to discontinue using the Company's services and the Company could suffer long-term harm.

A similar risk arises whenever the Company contracts with a new customer to fulfill the customer's distribution requirements for long distance minutes and that customer significantly underestimates the number of minutes it expects to sell. In that event, if the Company's equipment were not sufficient to handle the unexpected volume, callers experiencing busy signals would likely complain to the Company's customer and the Company could suffer long-term harm.

With the Company's current switching equipment, management believes that it could increase its existing call traffic by 80% to 100%. To grow beyond that point will require significant capital expenditures and no assurances can be given that the Company can raise the amount of capital needed.

Marketing Strategies

The Company markets its IVR Services primarily through direct sales, trade journal ads, and attendance at trade shows and conventions. The Company employs a marketing and sales staff and also retains independent marketing and sales agents who are paid on a commission basis. New accounts must be great enough to cover attrition in order to sustain growth.

The Company seeks to capture and retain clients through its experienced sales staff by offering superior client service, support and responsiveness Because the Company has its own source code to its IVR platform, the Company is in a better position to make changes to the functionality of software than some of its competitors that offer only "canned" software. The Company also is a relatively small business compared to some of its competitors, which enables the Company to interact with its clients on a more personal level. The Company's small size also enables it to have relatively lower overhead costs. Unlike some of its competitors, the Company also currently has extra capacity to meet additional demand for its services.

IVR Contracts Terminable at Will; Dependence on One Customer

Although the Company has several IVR clients, either party renders virtually all IVR services pursuant to contracts that are terminable either at the will of either party or upon short notice. One particular IVR client accounted for approximately 76% of the Company's revenues in 2000. Loss of this client would have a materially adverse impact on the Company's operations and revenues. Subsequent to 2000 new customers have been cultivated which has reduced this dependence.

Competition

The telecommunications industry is highly competitive and the Company faces intense current and future competition with respect to the Company's IVR service offerings. Many of the Company's current and potential competitors have financial, technical, personnel and other resources, including brand name recognition, substantially greater than the Company's. There has also been, and the Company believes there will continue to be, significant merger and joint venture activity and the creation of strategic alliances within the telecommunications industry that will result in competitors with even greater financial resources and other competitive advantages. In addition, rapidly evolving technology, and new applications of existing technology, may also provide competitors in the Company's markets with significant competitive advantages over the Company. The Company cannot provide any assurance that the Company will be able to respond to such competitive pressures or that competition will not have a material adverse effect on the Company's business. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products and services than the Company can.

The Company competes primarily on the basis of pricing, quality of service and customer loyalty. The Company's ability to compete effectively will depend on the Company's ability to maintain high quality services at prices generally equal to or below those charged by the Company's competitors. If the Company's competition lowers their prices or the Company is otherwise forced to lower its prices, the Company will be adversely affected.

Regulation

Overview. The Company's services are subject to federal, state and local regulation. The Company holds various federal and state regulatory authorizations. The Federal Communications Commission (FCC) exercises jurisdiction over telecommunications common carrier services to the extent the carriers provide, originate and/or terminate interstate or international communications. The FCC also establishes rules and has other authority over certain issues related to local telephone competition. State regulatory commissions retain jurisdiction over telecommunications carriers to the extent they provide, originate or terminate intrastate communications. Local governments may require the Company to obtain licenses, permits or franchises in order to use the public rights of way or obtain zoning approvals necessary to install and operate its networks.

Federal Regulation. The FCC categorizes the Company as a non-dominant carrier, and as a result the Company is subject to relatively limited regulation of its interstate and international services. Tariffing and certain general policies and rules apply, as well as certain reporting requirements, but the Company's rates are not subject to prior FCC approval. The Company has all the operating authority required by the FCC to conduct long distance and international business at present. Additionally, as a non-dominant carrier, the Company may install and operate additional facilities for the transmission of domestic and international interstate communications without additional FCC, authorization, except to the extent that radio licenses or international authorizations are required or that installation of a facility raises certain environmental impact issues under the FCC's rules. The FCC also imposes prior approval requirements on transfers of control and assignments of radio and microwave licenses and authorizations for the provision of international telecommunications services. The FCC has the authority generally to condition, modify, cancel, terminate or revoke licenses and operating authority for failure to comply with federal laws and/or the rules, regulations and policies of the FCC. Fines or other penalties also may be imposed for such violations. The Company cannot provide any assurance that the FCC or third parties will not raise issues with regard to the Company's compliance with applicable laws and regulations.

State Regulation. The Company is also subject to various state laws and regulations. Most public utility commissions require providers such as the Company to obtain authority from the commission prior to the initiation of intrastate service. The Company has been certified to provide interexchange toll services in all states except Alaska and Hawaii. Interexchange authority (sometimes referred to as intraLATA authority) allows the Company to provide toll services within each of these states listed above. In those states that require tariffs, the Company has tariffs setting forth the terms, conditions and prices for services that are classified as intrastate. The Company is also required to update or amend its tariffs when it adjusts its rates or adds new products, and it is subject to various reporting and record-keeping requirements. Many states also require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunications operations, assignment of carrier assets, carrier stock offerings and the incurring by carriers of significant debt obligations.

Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations and policies of state regulatory authorities. Fines or other penalties also may be imposed for such violations. The Company cannot provide any assurance that state utilities commissions or third parties will not raise issues with regard to the Company's compliance with applicable laws or regulations.

Future Regulation. From time to time, federal or state legislators propose legislation that could affect the Company, either beneficially or adversely. The Company cannot provide any assurance that federal or state legislation will not be enacted, or that regulations will not be adopted or actions taken by the FCC or state regulatory authorities that might adversely affect the Company's business.

 EMPLOYEES

         On December 31, 2000 the Company had 15 full time employees. Our future performance depends in significant part upon the continued service of our key technical and management personnel and our continuing ability to attract and retain highly qualified and motivated personnel in all areas of our operations. Competition for qualified personnel is intense. We provide no assurance that we can retain key managerial and technical employees or that we can attract, assimilate or retain other highly qualified personnel in the future. Our employees are not represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Item 2. Description of Property

  Facilities

         The offices are occupied under a lease agreement with BOK Plaza Associates, LLC, which expires August 31, 2005 and requires payment of monthly rent of $ 5,694. We consider the space in which our offices are occupied to be adequate for our current needs. In the event we are required to relocate our office upon termination of the existing lease, we believe other office space is available under favorable leasing terms in Oklahoma City.

  Equipment

         The Company owns a Harris 20/20 telecom switch and software and approximately 40 computers that interface with the switch. Currently, the Company has approximately 180 T-1 lines connected to its switch. With the Company's current switching equipment, management believes that it could increase its existing call traffic by 80% to 100%. To grow beyond that point will require significant capital expenditures and no assurances can be given that the Company can raise the amount of capital needed.

Item 3. Legal Proceedings

         In the normal course of its business, we may become involved in litigation or in settlement proceedings relating to claims arising out of our operations. Other than as described below, we are not a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

         Eagle Capital International, LTD filed a suit against the Company in The United States District Court of Utah-Central Division (case number:
2:00CV0988k) in December 2000. Eagle is claiming that the contract with the Company to provide equipment under a Master Sales Agreement was fraudulently induced and therefore the $850,000 note they owe the Company should not be paid. The Company believes this lawsuit is without merit and will use all available resources to defend this claim.

         The Company is plaintiff in a suit against an individual filed in the District Court of Oklahoma County, Oklahoma (case number: -CIV-2000-2290 over the payment of services provided by that person. After the year end the Company agreed to settle this case for a payment of 312,500 shares of the Company's common stock to the individual. Joint application for approval of this settlement has been filed with the Court.

Item 4. Submission of Matters to a Vote of Security Holders.

         During the fourth quarter of 2000, the Company did not submit any matters to a vote of its shareholders.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Shareholder Matters

           The Company's Common Stock is traded on the OTC Bulletin Board and is quoted under the symbol "LWEI." The following table sets forth, for the periods presented, the high and low bid quotations in the over-the-counter market as quoted on the OTC Bulletin Board. The bid quotations reflect inter-dealer prices without adjustment for retail markups, markdowns, or commissions and may not reflect actual transactions.

                    2000              1999
               ---------------   ---------------
QUARTER ENDED   LOW      HIGH     LOW      HIGH
-------------  ------   ------   ------   ------
December 31    $ 0.03   $ 0.19   $ 0.04   $ 0.09
September 30   $ 0.13   $ 0.38   $ 0.06   $ 0.25
June 30        $ 0.17   $ 0.81   $ 0.12   $ 0.34
March 31       $ 0.04   $ 1.09   $ 0.18   $ 0.75

Holders of the Company's Common Stock

         At the date of this report the Company believes there are in excess of 300 shareholders of its common stock.

Dividend Policy

         The Company's dividend policy is to retain its earnings to support the expansion of its operations. The Board of Directors does not intend to pay cash dividends on its common stock in the foreseeable future. Any future cash dividends will depend on future earnings, capital requirements, Company's financial condition and other factors deemed relevant by the Board of Directors.

Penny Stock Trading Rules

         The Company's common stock is subject to the penny stock trading rules. These rules impose additional duties and responsibilities upon broker-dealers recommending the purchase of a penny stock (by a purchaser that is not an accredited investor as defined by Rule 501(a) promulgated by the Commission under the 1933 Act) or the sale of a penny stock. Among such duties and responsibilities, with respect to a purchaser who has not previously had an established account with the broker-dealer, the broker-dealer is required to (i) obtain information concerning the purchaser's financial situation, investment experience, and investment objectives and (ii) make a reasonable determination that transactions in the penny stock are suitable for the purchaser and the purchaser (or his independent adviser in such transaction has sufficient knowledge and experience in financial matters and may be reasonably capable of evaluating the risks of such transactions, followed by receipt of a manually signed written statement which sets forth the basis for such determination and which informs the purchaser that it is unlawful to effectuate a transaction in the penny stock without first obtaining a written agreement to the transaction. Furthermore, until the purchaser becomes an established customer (i.e., having had a account with the dealer for at least one year or, the dealer had effected three sales or more of penny stocks on three or more different days involving three or more different issuers), the broker-dealer must obtain from the purchaser a written agreement to purchase the penny stock which sets forth the identity and number of shares or units of the security to be purchased prior to confirmation of the purchase. A dealer is obligated to provide certain information disclosure to the purchaser of a penny stock, including (i) a generic risk disclosure document which is required to be delivered to the purchaser before the initial transaction in a penny stock, (ii) a transaction-related disclosure prior to effecting a transaction in the penny stock (i.e., confirmation of the transaction) containing bid and asked information related to the penny stock and the dealer's and salesperson's compensation (i.e., commissions, commission equivalents, markups and markdowns) in connection with the transaction and (iii) the purchaser-customer must be furnished account statements, generally on a monthly basis, which include prescribed information relating to market and price information concerning the penny stocks held in the customer's account. The penny trading rules do not apply to those transactions in which a broker-dealer or salesperson does not make any purchase or sale recommendation to the purchaser or seller of the penny stock.

         Required compliance with the penny stock trading rules affect or will affect the ability to resell the Common Stock by a holder principally because of the additional duties and responsibilities imposed up on the broker-dealers and salespersons recommending and effecting sale and purchase transactions in such securities. In addition, many broker-dealers will not effect transactions in penny stocks, except on an unsolicited basis, in order to avoid compliance with the penny stock trading rules. The penny stock trading rules consequently may materially limit or restrict the liquidity typically associated with other publicly traded equity securities. In this connection, the holder of Common Stock may be unable to obtain on resale the quoted big price because a dealer of group of dealers may control the market in such securities and may set prices that are not based on competitive forces. Furthermore, at times there may be a lack of bid quotes which may mean that the market among dealers is not active, in which case a holder of Common Stock may be unable to sell such securities. Because market quotations in the over-the-counter market are often subject to negotiation among dealers and often differ from the price at which transactions in securities are effected, the bid and asked quotations of the Common Stock may not be reliable.

Sales of Common Stock During the Fourth Quarter of 2000


                                                                        Number
                                  Date                                    of
     Security Issued             Issued     Issued To                   Shares       Purpose
--------------------------       -------                                ------
Common Stock                     10/6/00   Brian Bates                  5,000     Employee bonus

Common Stock                     10/6/00   Chad Nesmith                 5,000     Employee bonus

         The Company relied on Rules 505 and 506 of Regulation D and Sections 3(b) and 4(2) of the Act for exemption from the registration requirements of the Act. Each of the certificates representing the Company's common stock was stamped with a legend restricting transfer of the securities represented thereby, and the Company issued stop transfer instructions to OTR, Inc., the transfer agent and registrant of Company's common stock, with respect to all certificates representing the common stock of the Company held by the aforementioned shareholders of the Company.

Item 6. Management's Discussion and Analysis of Plan of Operations.

         The following discussion should be read in conjunction with the accompanying financial statements and notes thereto of the Company.

RESULTS OF OPERATIONS

         The following table sets forth selected results of operations for the years ended December 31, 2000 and 1999, which are derived from the audited consolidated financial statements of the Company. The results of operations for the periods presented are not necessarily indicative of the Company's future operations.

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                           --------------------------------------------------------------
                                                       2000                             1999
                                           ----------------------------     -----------------------------
                                              AMOUNT         PERCENT           AMOUNT          PERCENT
                                           ------------    ------------     ------------     ------------
Revenues                                   $  6,650,483           100.0%    $  1,183,087            100.0%
Cost of revenues                              5,144,593            77.4%         947,578             80.1%
                                           ------------    ------------     ------------     ------------
Gross Profit                                  1,505,890            22.6%         235,509             19.9%
                                           ------------    ------------     ------------     ------------
Operating expenses
    Selling, general and administrative       1,334,089            20.1%       1,442,137            121.9%
    Depreciation and amortization               278,346             4.2%         222,758             18.8%
                                           ------------    ------------     ------------     ------------
Total operating expenses                      1,612,435            24.2%       1,664,895            140.7%
                                           ------------    ------------     ------------     ------------
                                               (106,545)          (1.6)%      (1,429,386)          (120.8)%
                                           ------------    ------------     ------------     ------------
Other income (expense)
    Interest (net)                                3,577             0.1%             566              0.0%
    Merger related costs                       (381,323)           (5.7)%             --               --
    Research and development                   (224,335)           (3.4)%             --               --
    Other                                         8,714             0.1%         898,319             75.9%
                                           ------------    ------------     ------------     ------------
                                               (593,367)           (8.9)%        898,885             76.0%
                                           ------------    ------------     ------------     ------------
Income from continuing
    operations before taxes                    (699,912)          (10.6)%       (530,501)           (44.8)%
Income tax benefit                              254,000             3.8%         314,000             26.5%
                                           ------------    ------------     ------------     ------------
Income from continuing operations              (445,912)           (6.7)%       (216,501)           (18.3)%
Discontinued operations
    Loss from operations of discontinued
       operations, net of tax benefit           (43,337)           (0.7)%         60,894              5.1%
    Gain on disposal of discontinued
       operations, net of taxes                 299,449             4.5%              --               --
                                           ------------    ------------     ------------     ------------
Net income (loss)                              (189,800)           (2.9)%       (155,607)           (13.2)%
Other comprehensive income                      (19,875)           (0.3)%         (7,969)            (0.7)%
                                           ------------    ------------     ------------     ------------
Comprehensive income (loss)                $   (209,675)           (3.2)%   $   (163,576)           (13.8)%
                                           ============    ============     ============     ============

         During the year ended December 31, 2000 the Company acquired Zenex Long Distance, Inc. (Zenex) through a merger with Prestige Investments, Inc., the parent company of Zenex. This merger was accounted for under the pooling of interest and, accordingly, the December 31, 1999 financial statements of the Company have been restated.

         The operating revenues for both years are from the Zenex operation. The $5,500,000 or 562% increase in revenue was due to an increase in minutes sold from 14 million minutes in 1999 to 192 million minutes in 2000. While the Company expects its volume of minutes to continue to increase, the Company does not expect the increase to be at the same rate as the year 2000 increase. In order to attain this increase in minutes, our average revenue per minute decreased from 8.5 cents in 1999 to 3.5 cents in 2000. The Company negotiated lower costs from its suppliers in 2000 than in 1999, which enabled the Company to be more competitive and generate significant amounts of new business. While doing this the Company also increased its gross profit margin by 2.7% from 19.9% in 1999 to 22.6% in 2000. The Company continues to seek lower supplier costs and higher margin revenue and believes it can continue to improve its gross margins.

         Selling, general and administrative expenses in 2000 were reduced by $108,000 in 2000 from 1999. This was in spite of the fact that the Company experienced considerable additional expenses as a result of being publicly held in 2000 verses being privately held in 1999. The Company believes that these expenses have been reduced to their maximum level and should stabilize in the future.

         Depreciation increased from $223,000 in 1999 to $278,000 in 2000 or $55,000, which was a result of additional equipment purchased to increase the capacity of our switch.

         Merger related costs in 2000 were the result of legal and accounting fees and a commission in the merger of Zenex into the Company. Included in this total is a non-cash expense for 1,000,000 shares of stock issued as a commission, which was valued at $172,500.

         Research and development costs of $224,000 are general and administrative expenses of ChurchLink.com which remains in the development stage. An additional $125,000 was spent on programming and equipment in 2000. The product is currently in the beta test stage and sales on a regional basis began in March 2001. The Company expects ChurchLink to cost approximately $50,000 per month until its operations become profitable, which is anticipated to be in the third quarter of 2001. No assurance can be given that the operations of ChurchLink will become profitable during this period or that the Company will have the cash flows from other operations to provide capital resources to maintain the ChurchLink operations. We are exploring other sources of capital financing which include a joint venture partner or loans. No assurance can be given that these sources of capital resources will be available to the Company.

         Other income in 2000 reduced to an insignificant amount in 2000 from $899,000 in 1999. The 1999 income was from the settlement of some old accounts payable of the Company and are not expected to repeat in the future.

         The loss attributable to discontinued operations was the loss in EP Distributing of $55,000 and profit in the discontinued equipment leasing business of $12,000 for a net loss of $43,000 in 2000. All of the $61,000 profit in this business segment in 1999 was from equipment leasing activity.

         The gain on disposal of discontinued operations in 2000 was from the termination of the Master Equipment Sales Agreement with Eagle Capital International, LTD. The Company had a net profit after taxes and expenses of $440,000 from this termination. This profit was reduced by a charge of $141,000 after taxes from terminating EP Distributing for a net profit of $299,000 from disposal of these discontinued operations.

         Other comprehensive income was from the write down to market value of the 15,000 shares of ECIC common stock held by the Company.

Liquidity and Capital Resources

         The Company's growth has been financed through the sale of equity securities and bank borrowings. Net cash used in operating activities totaled $401,325 in 2000 compared to $560,270 in 1999. As of December 31, 2000, the
Company had a working capital deficit of $54,361 compared to a working capital deficit of $823,606 at December 31, 1999. The decrease in the working capital deficit was do in part to common stock issued for services of $238,500 and for cash of $250,000, a total of $488,500. Also in 2000 the Company's short-term portion of notes receivable increased

$416,272 from $135,385 at December 31, 1999 to $551,657 at December 31, 2000.
The current portion of long-term debt increased $293,831 from $183,465 at December 31, 1999 to $476,996 at December 31, 2000.

         In the event the Company's revenues increase as anticipated by management, the Company's working capital requirements will also increase and such requirements may exceed the net cash provided by operating activities and require cash be used in operating activities from sources other than operations, including the raising of cash through borrowing or issuance of equity securities. The increase in cash used in operations will principally be due to the timing differences between Company's payment for services from its suppliers and employee work force, and the time at which the Company receives payment from its customers.

         On October 25, 2000, the Company entered into a one-year revolving loan commitment with Federal Bank Centre for $450,000 to be used in operating activities of the Company. As of December 31, 2000 the outstanding principal on this note was $407,927. Advances on this loan are based upon the Company not being in default on this Agreement, borrower or any guarantor not declaring bankruptcy or dying, no material adverse change in the Company's financial condition, or lender in good faith not deeming itself insecure. The outstanding principal amount of this loan bears interest at 1.5% over the Wall Street Prime (currently 8%) and is payable monthly. All assets of the Company and the guarantee of certain officers of the Company secure the loan.

Future Operations and Liquidity

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

Collected gross sales revenues through December 31, 2000 are approximately $7,300,000. Management expects the $ 10,000,000 gross sales revenue to be achieved in the year 2001.

         As of the date of this report, other than as described above, the Company does not have any significant future capital commitments. The Company anticipates that existing loan commitments and funds to be generated from future operations will be sufficient to fund operations and future commitments.

         FORWARD LOOKING STATEMENTS AND BUSINESS. This Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate," "believe," "expect," "plan," "intend," "project," "forecast," "could" and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts included in this Form 10-KSB regarding our financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that actual results may not differ materially from those in the forward-looking statements herein for reasons including the effect of competition, the level of sales and renewal certifications, marketing, product development and other expenditures, economic conditions, the legislative and regulatory environment and the condition of the capital and equity markets.

         Readers are cautioned to consider the specific business factors described in this report and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise forward-looking statements to reflect events or circumstances that arise after the date hereof.

Item 7. Financial Statements

         The financial statements are presented beginning on page F-1 thru F-18 of this report

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There have been neither changes in nor disagreements with accountants; however, Henderson Sutton & Co., P.C. changed its name to Sutton Robinson Freeman & Co., P.C. in the year 2000.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

         Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors. Pursuant to the Agreement and Plan of Reorganization between the Company and Prestige Investments, Inc., the Board of Directors was set at five members. This Agreement provides that the former Prestige shareholders are entitled to elect two of the members of the Board of Directors and for the shareholders of Lone Wolf prior to the effective date of the merger are entitled to elect three members to the Board of Directors and continues for each year after that agreement.

         The Directors and Officers of the Company as of the date of this report are as follows:


        Name                      Age                        Position
--------------------            -------       --------------------------------------
Marc W. Newman                    31          President and Director

Douglas A. Newman                 53          Vice President, Secretary and Director

Dr. Robert N. Boyles              45          President, ChurchLink.com and Director

Debra G. Morehead                 40          Vice President and Director

Brian D. Gustas                   37          President, Zenex Communications

Joey Alfred                       29          Vice President, Zenex Communications

         MARC W. NEWMAN Has been President and a Director of the Company since November 1998. From 1991 to November 1998 Mr. Newman was a private investment consultant. From 1992 to July 1998 Mr. Newman was a registered investment broker. Prior to that time Mr. Newman was a full time student.

         DOUGLAS A. NEWMAN has been Vice President, Secretary and a Director of the Company since November 1998. From 1991 to 1998 Mr. Newman was Chairman, Vice President and Secretary of Hospital Rehabilitation Services, Inc., a privately held company he co-founded, which provided contract Physical Therapy services to hospitals four states. From 1985 to 1990 Mr. Newman was Chairman, CFO, Secretary and a Director of Wedding Information Network, Inc. (NASDAQ;WINN), a franchisor and operator of " The Wedding Pages", a leading publication for bridal planning and direct marketing to brides to be. Prior to his employment with Wedding Information Network, inc. Mr. Newman was a partner in the CPA firm of Newman and Nanfito in Omaha, Nebraska. Douglas Newman is the father of Marc Newman, President of the Company.

         DR. ROBERT N. BOYLES has been President ChurchLink.com, Inc. since March 2000 and a Director of the Company since November 2000. Dr. Boyles has been the Pastor of four fast growing churches the most recent being Eagle Heights Baptist Church in Oklahoma City from 1994 through 1999. He has been a sought after speaker at churches worldwide having been a speaker at over 500 churches. He has written five inspirational books and is also the founder and President of Wingspread Ministries.

         DEBRA G. MOREHEAD has been a Director of the Company since November 2000. She has been employed since 1998 as Chief Financial Officer of The Naylor Companies, principally a national construction firm. Prior to that time she was a partner in the Oklahoma City CPA firm of Olson and Potter.

         BRIAN D. GUSTAS has been President and Chief Executive Officer of Zenex Communications since September 1999. From 1996 to 1999 Mr. Gustas was President of ComSource, Inc., a wholesaler of telecommunications services. Prior to that time, from 1989 to 1996, Mr. Gustas worked for Westel Long Distance, a facility based communications provider where his final position was regional manager over seven offices.

         JOEY ALFRED joined Zenex communications in 1995 shortly after graduating from the University of Oklahoma. He has been promoted repeatedly at Zenex and now serves as Vice President of operations for the Company.

Item 10. Executive Compensation

         The following table sets forth certain information with respect to the total compensation, paid or accrued, of the President and Chief executive Officer of the Company. and each of the executive officers that during 2000 received compensation in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

        Name                                                                                    Other
         and                                                                                   Annual
      Principal                                                                                Compen-
       Position                             Year             Salary(1)       Bonus(2)         sation(3)
-----------------------                     ----             ---------       --------         ---------
Marc. W. Newman, CEO                        2000             $ 80,000        $ 38,000         $ 35,000
                                            1999                   --              --               --

Brian Gustas, President
  Zenex Communications                      2000             $105,593        $ 32,932               --
                                            1999             $ 28,172              --               --

(1) Dollar value of base salary earned during the year

(2) Dollar value of bonus earned during the year

(3) The amount reflect is for the valuation of 3,500,000 shares of stock issued as a bonus during the year.

         As of January 1, 2000, the Company entered into separate Employment Agreements with Marc W. Newman, President and Chief Executive Officer, and Douglas A. Newman, Vice President and Chief Financial Officer. Each agreement is for an initial term of three years, subject to automatic renewal for successive one-year terms unless either party provides notice to the other at least 90 days prior to the end of either the initial three-year term or any successive one-year term that the agreement will not be renewed.

         The annual salaries for Marc W. Newman and Douglas A. Newman are not less than $120,000 and not less than $84,000, respectively, subject to annual review. In addition to salaries, each executive is entitled to receive such other bonuses, either in cash, in Company stock or in kind, in such amounts and at such time or times as the Company, in its sole discretion, shall deem appropriate. Additionally, each executive is entitled to receive four weeks paid vacation per year and to participate in any medical or other benefit plans generally available to employees of the Company.

         The employment of each executive may be terminated prior to the end of the term of his agreement for "cause," which is defined as any felony conviction of the executive for criminal conduct adversely affecting the operations of the Company, as determined in good faith by a written resolution duly adopted by the affirmative vote of not less than the unanimous consent of the Board (excluding for this purpose the executive if the executive is then serving on the Board of Directors), at a meeting duly called and held for that purpose after reasonable notice to the executive and an opportunity for the executive and his counsel to be heard.

         As of November 28, 2000, the Company entered into an Employment Agreements with Brian D. Gustas, President and Chief Executive Officer, of Zenex Long Distance, Inc. The agreement is for an initial term of three years from June 20, 2000.

         The base annual salary for Mr. Gustas is $120,000 per year. In addition to the base salary, Mr. Gustas is entitled to receive a bonus of 10% of the net profits from operations of Zenex Long Distance, Inc. The minimum cash portion of this bonus is capped at $130,000. For any amount of bonus earned in excess of $130,000 the Company has the option to grant to Mr. Gustas a five-year stock option to purchase 4 shares of the Company's common stock at $0.11 per share for every dollar of bonus earned in excess of $130,000. In addition, Mr. Gustas was given a five-year option to purchase 250,000 shares of the Company's common stock at $0.11 per share at the signing of the agreement and another 250,000 shares on each anniversary date of the agreement up to a total of 1,000,000 shares.

         The employment may be terminated by the Company prior to the end of the term of his agreement for "cause," which is defined as any breach in any material terms of the agreement, bad faith in performance of duties consisting of willful acts or omission, to the detriment of the Company, use of illegal drugs or alcoholism or a felony conviction of the executive for criminal conduct. The Company may terminate the agreement at any time without cause for a payment of $100,000 to Mr. Gustas.

Item 11. Security Ownership of Certain Beneficial Owners, Management and more than 5% Shareholders

         The following table lists the beneficial ownership of the Company's voting securities, as of March 17, 2001, by all of the directors and officers and of all persons known to the Company to own more than five percent of any voting securities of the Company. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

    Title       Name and Address                              Position                    Amount and            Percent
     of               of                                        With                       Nature of               of
    Class       Beneficial Owner                               Company                Beneficial Ownership       Class
--------------  ------------------                     ------------------------       --------------------      -------
                Marc W.. Newman                        President and CEO,
                14800 Glenmark Dr.                     Lone Wolf Energy, Inc./
Common          Edmond, Ok. 73013                      Director                             5,256,498(1)          14.4%

                                                       Secretary and CFO, Lone
                                                       Wolf Energy,Inc./
Common          Douglas A. Newman                      Director                             1,630,000              4.5%

                                                       President and CEO,
                                                       ChurchLink.com, Inc./
Common          Dr. Robert N. Boyles                   Director                                70,000(2)           0.2%

                                                       Vice President,
                                                       Lone Wolf Energy, Inc./
Common          Debra G. Morehead                      Director                               407,935              1.1%

                                                       President and CEO.
                                                       Zenex Comm.,  Inc./
Common          Brian Gustas                           Director                               100,000              0.3%

                                                       Vice President,
Common          Joey Alfred                            Zenex Comm., Inc.                      250,000              0.7%

                Naylor Concrete Construction Co.
                821 SW 66th
Common          Oklahoma City, Ok 73139                NONE                                 7,400,000             20.3%

                Fireball Enterprises, L.L.C.
                1300 SW 108 Pl.
                Oklahoma City, Ok 73139                NONE                                 7,400,000             20.3%


                All Officers and Directors as a
Common          group (7 persons)                                                           7,714,433             21.1%

     (1) Includes 551,064 shares held indirectly through Mr. Newman's spouse and 205,434 shares held indirectly through Newboy, inc., a corporation controlled by Mr. Newman.

     (2) These shares are owned by Wingspread Ministries, a non-profit entity controlled by Dr. Boyles.

Item 12. Certain Relationships and Related Transactions

         Contained below is a description of transactions and proposed transactions the Company entered into with its officers, directors and shareholders that beneficially own more than 5% of the Company's common stock during 2000 and 1999. These transactions may continue in effect and may result in conflicts of interest between the Company and these individuals. Although the Company's officers and directors have fiduciary duties to the Company and its shareholders, there is no assurance that these conflicts of interest will always be resolved in favor of the Company and its shareholders.

         On February 25, 2000 Marc W. Newman, President and CEO and a Directory of the Company and Douglas A. Newman, Secretary and a Director of the Company were granted 3,500,000 and 500,000 shares respectively of the Company's common stock for services rendered to the Company. The value attributed to the stock granted was $0.01 per share.

         On June 20, 2000, 7,400,000 shares of common stock were issued to Naylor Concrete Construction, Inc. and 7,400,000 shares of common stock were issued to Fireball Enterprises, L.L.C. in connection with the acquisition of Prestige Investments, Inc., making them each more than 5% shareholders. In connection with that same transaction, Brian Gustas, President and CEO of Zenex Long Distance , Inc. and a Director of the Company was issued 100,000 shares of common stock, Joey Alfred, Vice President of Zenex Long Distance, Inc. was issued 250,000 shares of common stock, and Debra Morehead, Vice President and a Director of the Company was issued 350,000 shares of common stock. Registration rights were given to these people in connection with the issuance of these shares.

Item 13. Exhibits and Reports on form 8-K.

         a.      Exhibits

                 Exhibit No.                Description of Exhibit

                 3.1 Amended and Restated Articles of Incorporation of the Company and filed as an exhibit to Registrant's Form S-3 Registration Statement filed with the Commission on August 2, 2000 is incorporated herein by this reference.

                 3.2 Amended and Restated Bylaws of the Company, filed as an exhibit to Registrant's Form 8-K filed with the Commission on August 2, 2000, is incorporated herein by this reference.

                 10.1 Agreement and Plan Reorganization dated May 5, 2000, by and among Lone Wolf Energy, Inc., Prestige Investments, Inc., Zenex Long Distance, Inc., and others, filed as an exhibit to Registrant's Form 8-K filed with the Commission on May 19,2000 is incorporated herein by this reference.

                 10.2 Plan and Agreement of Merger dated May 5, 2000, by and among Lone Energy, Inc., Lone Wolf Acquisition Sub I, Inc., ChurchLink.com, Inc. and Switchless Resellers Services, Inc. filed as an exhibit to Registrant's Form S-3 Registration Statement filed with the Commission on August 2, 2000 is incorporated herein by this reference.

                 10.3 Registration Rights Agreement dated May 5, 2000, by and between Lone Energy, Inc. and Switchless Reseller Services, Inc. filed as an exhibit to Registrant's Form S-3 Registration Statement filed with the Commission on August 2, 2000 and incorporated herein by this reference.

                 10.4 Service Agreement dated as of February 16,2000, by and between Lone Wolf Energy, Inc. and Ensynq, Inc. filed as an exhibit to Registrant's Form S-3 Registration Statement filed with the Commission on August 2, 2000 and incorporated herein by this reference.

                  10.5 Employment Agreement dated as of January 1, 2000, by and between Lone Wolf Energy, Inc. and Marc W. Newman, as amended by letter agreement dated June 20, 2000 filed as an exhibit to Registrant's Form S-3 Registration Statement filed with the Commission on August 2, 2000 and incorporated herein by this reference.

                  10.6 Employment Agreement dated as of January 1, 2000, by and between Lone Wolf Energy, Inc. and Douglas A. Newman, as amended by letter agreement dated June 20, 2000 filed as an exhibit to Registrant's Form S-3 Registration Statement filed with the Commission on August 2, 2000 and incorporated herein by this reference.

                  10.7 Employment Agreement dated as of November 28, 2000 by and between Lone Wolf Energy, Inc. Zenex Long Distance, Inc. and Brian Gustas.

                  21.1     Subsidiaries of the Company


                  Reports on Form 8-K.

                  None.



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      LONE WOLF ENERGY, INC.

                                      /s/ Marc W. Newman
                                      -------------------------
                                      By: Marc W. Newman, President and Director



                                      /s/ Douglas A. Newman
                                      -------------------------
                                      By: Douglas A. Newman, CFO and Director



                                      /s/ Debra G. Morehead
                                      -------------------------
                                      By: Debra G. Morehead, Director



                                      /s/ Brian Gustas
                                      -------------------------
                                      By: Brian Gustas, Director


March 27, 2001

                          INDEPENDENT AUDITOR'S REPORT




Board of Directors and Stockholders
Lone Wolf Energy, Inc.

We have audited the accompanying consolidated balance sheets of Lone Wolf Energy, Inc. as December 31, 2000 and 1999, and the related consolidated statements of income, cash flows, and changes in stockholder's equity for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and the disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the 2000 and 1999 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lone Wolf Energy, Inc. as of December 31, 2000 and 1999, and the results of it's operations and it's cash flows for the years then ended, in conformity with generally accepted accounting principles.


Sutton Robinson Freeman & Co., P.C.
Certified Public Accountants

Tulsa, Oklahoma
March 9, 2001

                             LONE WOLF ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999


                 ASSETS                           2000            1999
                                              ------------    ------------
Current Assets
    Cash                                      $         --    $    108,921
    Accounts receivable                            599,903         135,385
    Current portion of notes receivable            551,657         132,169
    Deposits                                         4,784              --
    Inventory                                        7,000           7,000
                                              ------------    ------------
                                                 1,163,344         383,475
                                              ------------    ------------

PROPERTY AND EQUIPMENT                           1,817,722       1,324,425
    Less accumulated depreciation                 (595,185)       (389,317)
                                              ------------    ------------
                                                 1,222,537         935,108
                                              ------------    ------------
Other
    Goodwill (net)                                 461,633         457,502
    Notes receivable-net of Current Portion             --         844,148
    Organization costs (net)                        14,890          34,988
    Investments                                      4,500          24,375
    Deferred tax asset                             213,000         130,000
                                              ------------    ------------
                                                   694,023       1,491,013
                                              ------------    ------------

                                              $  3,079,904    $  2,809,596
                                              ============    ============

See Accompanying Notes to Financial Statements

See Accountants Report

                             LONE WOLF ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999




           LIABILITIES & STOCKHOLDERS' EQUITY                       2000            1999
                                                                ------------    ------------
CURRENT LIABILITIES
     Current portion of long-term debt                          $    476,996    $    183,465
     Accounts payable                                                625,325         848,156
     Accrued expenses                                                 92,734          96,150
     Prepayments and customer deposits                                22,650          79,310
                                                                ------------    ------------
                                                                   1,217,705       1,207,081
                                                                ------------    ------------

OTHER LIABILITIES
     Long-term debt-net of current portion                           264,079         409,633
     Deposits                                                             --          24,000
     Other liabilities                                               242,862         160,449
                                                                ------------    ------------
                                                                     506,941         594,082
                                                                ------------    ------------

TOTAL LIABILITIES                                                  1,724,646       1,801,163
                                                                ------------    ------------

STOCKHOLDER'S EQUITY
     Preferred stock ($0.001 par value,  20,000,000 shares
         authorized, no shares issued and outstanding)                    --              --
     Common stock ($0.001 par value, 100,000,000 shares
         authorized, 36,485,790 shares issued and outstanding
         at December 31, 2000 and 27,220,000 issued and
         outstanding at December 31, 1999)                            36,496          27,220
     Paid-in capital                                               1,754,842       1,201,618
     Treasury stock(6000 shares @ $0.01)                              (6,000)             --
     Unrealized Gain (Loss) on Available for Sale Securities         (27,844)         (7,969)
     Retained earnings (deficit)                                    (402,236)       (212,436)
                                                                ------------    ------------
                                                                   1,355,258       1,008,433
                                                                ------------    ------------

                                                                $  3,079,904    $  2,809,596
                                                                ============    ============

See Accompanying Notes to Financial Statements

See Accountants Report

                             LONE WOLF ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999




                                               2000            1999
                                           ------------    ------------
REVENUES                                   $  6,650,483    $  1,183,087


OPERATING EXPENSES
     Cost of sales                            5,144,593         947,578
     Selling, general and administrative      1,334,089       1,442,137
     Depreciation and amortization              278,346         222,758
                                           ------------    ------------
                                              6,757,028       2,612,473
                                           ------------    ------------

OPERATING INCOME (LOSS)                        (106,545)     (1,429,386)
                                           ------------    ------------

OTHER INCOME (EXPENSE)
     Interest income                             60,336             566
     Interest expense                           (56,759)             --
     Gain (Loss) on sale of equipment            (3,425)        (86,462)
     Merger related costs                      (381,323)             --
     Research and development                  (224,335)             --
     Other income                                12,139         984,781
                                           ------------    ------------
                                               (593,367)        898,885
                                           ------------    ------------

NET INCOME (LOSS) FROM OPERATIONS
     BEFORE INCOME TAXES                       (699,912)       (530,501)
     Income Tax (Expense) Benefit               254,000         314,000
                                           ------------    ------------

NET INCOME (LOSS) BEFORE DISCONTINUED
     OPERATIONS                            $   (445,912)   $   (216,501)
                                           ------------    ------------

See Accompanying Notes to Financial Statements

See Accounts Report

                             LONE WOLF ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                               2000            1999
                                                           ------------    ------------
NET INCOME (LOSS) BEFORE DISCONTINUED
     OPERATIONS AND SALE OF DISCONTINUED
     BUSINESS                                              $   (445,912)   $   (216,501)
                                                           ------------    ------------

DISCONTINUED  OPERATIONS
     Sales                                                      262,239         120,893
     Costs and expenses                                         305,576          59,999
                                                           ------------    ------------

     Profit (loss) from discontinued business operations
         net of income taxes                                    (43,337)         60,894

     Gain on sale of discontinued operation
         net of income taxes                                    299,449              --
                                                           ------------    ------------

NET INCOME (LOSS)                                              (189,800)       (155,607)

OTHER COMPREHENSIVE INCOME:
     Unrealized holding losses                                  (19,875)         (7,969)
                                                           ------------    ------------

COMPREHENSIVE INCOME (LOSS)                                $   (209,675)   $   (163,576)
                                                           ============    ============



     PRIMARY EARNINGS (LOSS) PER SHARE                              nil             nil
                                                           ============    ============
     FULLY DILUTED EARNINGS (LOSS) PER SHARE                        nil             nil
                                                           ============    ============

See  Accompanying Notes to Financial Statements

See Accountants Report

                             LONE WOLF ENERGY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                                                           Deficit
                                                                                                       Accumulated
                                            Shares of                                    Additional     During the
                                               Common         Common       Treasury         Paid in    Development     Accumulated
                                                Stock          Stock          Stock         Capital          Stage         Deficit
                                         ------------   ------------   ------------    ------------   ------------    ------------
Balance at December 31, 1997                4,250,000   $      4,250   $         --    $     19,165   $    (10,830)   $    (19,557)
                                         ------------   ------------   ------------    ------------   ------------    ------------
  Common Stock Issued for Cash                420,000            420
  Common Stock Issued for Services          6,500,000          6,500
  Capital Contributed by Shareholders                                                        26,776
  Net Loss                                                                                                 (26,442)
                                         ------------   ------------   ------------    ------------   ------------    ------------
Balance at December 31, 1998               11,170,000         11,170              0          45,941        (37,272)        (19,557)
                                         ------------   ------------   ------------    ------------   ------------    ------------
  Common Stock Issued for Acquisitions     15,550,000         15,550
  Common Stock Issued for Services            500,000            500
  Capital Contributed by Shareholders                                                     1,155,677
  Unrealized Holding (Loss)
  Net Income                                                                                                              (155,607)
                                         ------------   ------------   ------------    ------------   ------------    ------------
Balance at December 31, 1999               27,220,000         27,220              0       1,201,618        (37,272)       (175,164)
                                         ------------   ------------   ------------    ------------   ------------    ------------
  Common Stock Issued for Cash              1,315,790          1,316                        248,684
  Common Stock Issued for Services          6,860,000          6,860                        237,640
  Common Stock Issued for Acquisitions      1,100,000          1,100                         66,900
  Treasury Stock acquired                                                    (6,000)
  Unrealized Holding (Loss)
  Net Income                                                                                                              (189,800)
                                         ------------   ------------   ------------    ------------   ------------    ------------

Balance at December 31, 2000               36,495,790   $     36,496   $     (6,000)   $  1,754,842   $    (37,272)   $   (364,964)
                                         ============   ============   ============    ============   ============    ============

                                          Unrealized
                                             Holding           Total
                                               Gains   Stockholders'
                                            (Losses)          Equity
                                        ------------   -------------
Balance at December 31, 1997            $         --    $     (6,972)
                                        ------------    ------------
  Common Stock Issued for Cash                                   420
  Common Stock Issued for Services                             6,500
  Capital Contributed by Shareholders                         26,776
  Net Loss                                                   (26,442)
                                        ------------    ------------
Balance at December 31, 1998                       0             282
                                        ------------    ------------
  Common Stock Issued for Acquisitions                        15,550
  Common Stock Issued for Services                               500
  Capital Contributed by Shareholders                      1,155,677
  Unrealized Holding (Loss)                   (7,969)         (7,969)
  Net Income                                                (155,607)
                                        ------------    ------------
Balance at December 31, 1999                  (7,969)      1,008,433
                                        ------------    ------------
  Common Stock Issued for Cash                               250,000
  Common Stock Issued for Services                           244,500
  Common Stock Issued for Acquisitions                        68,000
  Treasury Stock acquired                                     (6,000)
  Unrealized Holding (Loss)                  (19,875)        (19,875)
  Net Income                                                (189,800)
                                        ------------    ------------

Balance at December 31, 2000            $    (27,844)   $  1,355,258
                                        ============    ============

See Accompanying Notes to Financial Statements

See Accounts report

                             LONE WOLF ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


CASH FLOWS FROM OPERATING ACTIVITIES                            2000            1999
                                                            ------------    ------------
     Net Income (Loss)                                      $   (209,675)   $   (163,576)
     Reconciliation of net income to net cash provided by
         operating activities
     Depreciation and amortization                               278,346         222,758
     Common stock issued for goodwill                             40,000              --
     Issuance of common stock for services                       238,500             500
     Decrease in carrying value of investments                    19,875           7,969
     Book value of assets disposed                                 8,425          86,462
     (Increase) decrease from changes in:
         Deferred Taxes                                          (83,000)       (314,000)
         Accounts receivable                                    (464,518)         30,068
         Deposits                                                 (4,784)             --
         Inventory                                                    --          23,706
     Increase (Decrease) from changes in:
         Accounts payable                                       (222,831)       (411,824)
         Accrued liabilities                                      (3,416)       (126,879)
         Other liabilities                                        82,413         184,449
         Prepayments and customer deposits                       (80,660)        (99,903)
                                                            ------------    ------------
                                                                (401,325)       (560,270)
                                                            ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Goodwill in businesses acquired                             (15,000)             --
     Cash received for property and equipment sold                    --          11,215
     Investments received for services rendered                       --         (32,344)
     Purchase of property and equipment                         (515,233)        (28,865)
                                                            ------------    ------------
                                                                (530,233)        (49,994)
                                                            ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Common stock issued for cash                                250,000          10,000
     Purchase of Zenex stock                                          --          (6,353)
     Increase in paid in capital                                               1,345,227
     Common stock issued for goodwill                                                 --
     Change in notes receivable                                  424,660        (976,317)
     Change in notes payable                                     147,977         258,871
                                                            ------------    ------------
                                                                 822,637         631,428
                                                            ------------    ------------

NET INCREASE (DECREASE) IN CASH                                 (108,921)         21,164

CASH AT BEGINNING OF PERIOD                                      108,921          87,757
                                                            ------------    ------------

CASH AT END OF PERIOD                                       $         --    $    108,921
                                                            ============    ============



See Accompanying Notes to Financial Statements

See Accountants Report

                             Lone Wolf Energy, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF BUSINESSES


Lone Wolf Energy, Inc. (formerly K&S Ventures was incorporated on March 4, 1991 in the state of Colorado. In February 1999 the Company signed a Master Equipment Sales Agreement, the ("MESA") with Eagle Capital, Inc. (OTCBB:ECIC) to sell specialized equipment. The MESA called for the Company to provide fifteen pieces of equipment over the next three years. In February 2000 the Company terminated the MESA and sold the equipment it was financing under that agreement. Under the terms of the termination agreement and sale of the equipment the Company recorded notes receivable for $1,625,000 of which $775,000 had been collected as of December 31, 2000. Eagle has filed a court claim attempting to negate the original MESA. The company is vigorously defending the claim and believes it will be successful in it's defense. The Company has terminated the business of equipment leasing.

In March 2000 the Company purchased the assets of EP Distributing Company ("EPD") for $100,000 in cash and 1,000,000 shares of common stock valued at $40,000. EPD is currently operated as a division of the Company. The division sells nutritional products, with its primary line being Earth Pharmacy brand products, and also brokers medical supplies. The acquisition was accounted for as a purchase. The company ceased this operation at the end of December 2000 and is currently negotiating with the prior owners to transfer the assets of that division back to them. The company is to receive $125,000 over a period of time and the million shares stock returned at closing. The payment is dependant on successful future operations of that company and a reserve has been set up on the books for the full amount due.

On May 11, 2000, the Company acquired ChurchLink.com, Inc., ("ChurchLink"). ChurchLink is operating as a subsidiary of the Company. ChurchLink has developed a software product that provides an online communications hub for churches and their members. ChurchLink is completing the beta test stage with selected churches and is making final revisions to the software. Regional marketing efforts for the software began in March 2001. Significant revenues from this division are not anticipated until the third quarter of 2001. The purchase price of ChurchLink was 100,000 shares of the Company's Common Stock. The terms of the acquisition provide that an additional 400,000 shares of the Company's Common Stock will be issued as churches subscribe to the service. The additional stock will be issued as follows:

    20,000 shares for each block of 100 churches up to 1,000 churches - 200,000 shares

    20,000 shares for each block of 300 churches from 1,000 to 2500 churches - 100,000 shares

    20,000 shares for each block of 500 churches from 2,500 to 5,000 churches - 100,000 shares

The fair market value of the shares issued was $28,000. The acquisition was accounted for as a purchase.

On June 21, 2000 the Company completed the acquisition of Prestige Investments, Inc. and it's wholly owned subsidiary Zenex Long Distance, Inc. (d/b/a Zenex Communications, Inc.), ("Zenex"). A newly formed wholly owned subsidiary of the Company, Prestige Acquisition, Corp. ("Prestige Acquisition"), was merged with and into Prestige Investments, Inc. ("Prestige Investments"), the parent company of

                             Lone Wolf Energy, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2000


Zenex. Prestige Investments was the surviving corporation in the merger. The merger was pursuant to an Agreement and Plan of Reorganization dated May 4, 2000, by and among the Company, Prestige Acquisition, Prestige Investments and the five shareholders of Prestige Investments (the "Zenex Merger Agreement"). Pursuant to the Zenex Merger Agreement, the Company issued 15,550,000 of the Company's common stock to the shareholders of Prestige investments in return for their surrender to the company of all of their shares of common stock of Prestige Investments. Following the merger, Prestige Investments became a wholly owned subsidiary of the Company with Zenex operating as a wholly owned subsidiary of Prestige Investments. The business combination was accounted for as a pooling of interest. The accompanying 1999 financial statements have been restated (see note 9) to include the assets, liabilities and operations of Prestige and its wholly owned subsidiary Zenex.

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

The Company's December 31, 2000 consolidated balance sheets includes the wholly owned subsidiary, Prestige and Prestige's wholly owned subsidiary, Zenex, and Churchlink. The December 31, 1999 consolidated balance sheet includes the wholly owned subsidiary, Prestige and its wholly owned subsidiary Zenex Long Distance, Inc. The Company's consolidated statement of operations for the year ended December 31, 2000 includes the pooled entity of Prestige and its wholly owned subsidiary Zenex for the presented periods. The purchased entities of EPD and Churchlink are included from their respective dates of purchase. The Company's consolidated statement of operations for the year ended December 31, 1999 includes the pooled entity of Prestige and its wholly owned subsidiary Zenex. All significant inter-company accounts have been eliminated in the consolidated financial statements.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt or equity instruments purchased with an original maturity at the date of purchase of 90 days or less to be cash equivalents.

INVENTORY

Inventory of prepaid long-distance calling cards are stated at the lower of cost or fair market value.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash, receivables, short-term payables, and notes payable. The carrying amounts of cash, receivables, and short-term payables approximate fair value due to their short-term nature. The carrying amounts of notes payable approximate fair value based on borrowing terms currently available to the Company.

                             Lone Wolf Energy, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2000


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

CONCENTRATIONS

In connection with providing long distance service to customers, Zenex has contractual agreements with certain carriers, which provide access to and usage of their long distance network. The contracts include an agreed-upon billing rate and a term for these services. During the period one vendor carried approximately 77% of the Company's long-distance traffic. Although other carriers are available to provide access and usage of their long distance network, there are a limited number of such sources. Additionally the time required to efficiently transfer system connections makes the Company vulnerable to a risk of a near-term significant impact in the event of a natural disaster or any other termination of the carrier's service. However the Company has the ability to utilize back up systems in the event of the carriers termination of services.

Although Zenex has a significant number of customers, one customer accounted for approximately seventy-eight (76%) of the Zenex revenue for the year ended December 31, 2000. The loss of this customer would have a materially adverse impact on the company's revenues and operations.

The Company's receivables are from a small number of companies in the same industry, which are subject to business cycle variations. This concentration subjects the Company to a credit risk if the general industry or the companies fail to perform.

                             Lone Wolf Energy, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2000


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

SEGMENT INFORMATION

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company identifies its operating segments based upon business activities, management responsibilities and geographical location. Following is a summary of operations of the Company by segment for the year ended December 31, 2000:


                             Lone                                     Church
                             Wolf         Zenex          EPD           Link         Total
                          ----------    ----------    ----------    ----------    ----------
REVENUE                           --     6,650,483            --            --     6,650,483
                          ----------    ----------    ----------    ----------    ----------

Operating expense           (316,074)   (6,162,608)           --            --    (6,478,682)
Depreciation and Amort        (6,796)     (270,983)           --        (2,905)     (280,684)
                          ----------    ----------    ----------    ----------    ----------

OPERATING INCOME            (322,870)      216,892            --        (2,905)     (108,883)

Other income(expense)         42,427       (30,136)           --            --        12,291
Merger related costs        (242,500)     (138,823)           --            --      (381,323)
Developmental costs               --            --            --      (224,335)     (224,335)
Discontinued operations      746,563            --      (317,113)           --       429,450
                          ----------    ----------    ----------    ----------    ----------

INCOME BEFORE TAXES          223,620        47,933      (317,113)     (227,240)     (272,800)
                          ==========    ==========    ==========    ==========    ==========


RECLASSIFICATIONS

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

                             Lone Wolf Energy, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2000


NOTE 2 - NOTES RECEIVABLE

At December 31, 2000 and 1999, the Company had notes receivable as follows:    2000       1999
                                                                             --------   --------
Due from an unrelated corporation, payable in minimum monthly installments of $5,000, including interest at 4.42%, with remaining
unpaid principal and interest due on December 10, 2002                       $     --   $340,000

Due from an unrelated corporation, payable in monthly installments of
$12,000 including interest imputed at 12% with remaining
principal due on March 7, 2007, secured by equipment                               --    636,317

Due from an unrelated corporation, payable in minimum monthly installments of $50,000 plus interest at 12% with remaining
Principal due on August 1, 2001                                           (a) 551,657
                                                                             --------   --------

Total                                                                         551,657    976,317

Less current portion                                                          551,657    132,169
                                                                             --------   --------

Notes receivable -net of current portion                                     $     --   $844,148
                                                                             ========   ========

(a) The note due August 1, 2000 is for a total of $850,000. However, the Company has certain payment obligations upon the collection of the note. The note is included in the financial statements at the net realizable value to the Company after the payment of those obligations. This note is in default as of December 31, 2000 and the maker has filed a lawsuit to void the contract from which the note originated. The company is vigorously fighting the lawsuit and believes it will be successful in collecting the full amount due.

                             Lone Wolf Energy, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2000


NOTE 3 - PROPERTY AND EQUIPMENT, ACCUMULATED DEPRECIATION AND AMORTIZATION

Property and equipment are recorded at cost. Expenditures for repairs and maintenance are charged to operations when incurred. Major improvements and renewals that extend the useful life of the related asset are capitalized and depreciated over the remaining useful life. Depreciation and amortization are computed for financial and income tax reporting purposes using straight-line and accelerated methods over estimated useful lives ranging from three years to ten years. Depreciation charged to operations was $219,378 and $168,883 for the years ended December 31, 2000 and 1999. The following table summarizes the classifications of property and equipment; total accumulated depreciation and the related estimated useful lives:


            Property and Equipment                          COST          YEARS
            ----------------------                       ----------       -----
            Equipment                                    $1,470,599        5-10
            Software development                             76,664         5
            Office software and equipment                   218,267        5-7
            Autos                                            32,525         5
            Leasehold improvements                           19,667         5
                                                         ----------
                  Total                                   1,817,722
            Less accumulated depreciation                   595,185
                                                         ----------
                  Net property and equipment             $1,222,537
                                                         ==========


NOTE 4 - INTANGIBLE ASSETS

Goodwill represents the excess of the cost of assets acquired over the fair value at date of acquisition. Goodwill is being amortized on the straight-line method over fifteen years. Accumulated amortization at December 31, 2000 and 1999 totaled $147,863 and $110,537, and amortization expense of $38,870 and $37,869 was charged to operations in the years ended December 31, 2000 and 1999.

Organization costs primarily include legal and professional fees associated with organizing operations. These costs are deferred and amortized using the straight-line method over five years. Accumulated amortization at December 31, 2000 and 1999, totaled $90,605 and $70,506. Amortization expense of $20,098 was charged to operations in each of the years ended December 31, 2000 and 1999.

                             Lone Wolf Energy, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2000


NOTE 5 - LONG-TERM DEBT

     The company has notes payable at December 31, 2000 and 1999 as follows:

                                                                             2000       1999
                                                                           --------   --------
First National Bank of Midwest City, 9.5% note secured by all Zenex equipment and Zenex common stock, due in monthly installments of $5,227,
including interest through January 2005                                    $216,869         --

First National Bank of Midwest City, 9.75% note secured by all Zenex equipment and Zenex common stock, due in monthly installments of $2,124,
including interest through March 2005                                        86,741         --

Federal Bank Centre, Tulsa, Oklahoma, 9.75% note secured by auto, due in
monthly installments of $688 including interest, due May 30, 2005            29,538         --

Federal Bank Centre, Tulsa, Oklahoma, $450,000 line of credit note with interest payable monthly at 1.5% over Wall Street Journal prime
(currently 10%), secured by all assets of Wolf Energy, Inc. and the
personal guarantee of certain directors, due November 2001                  407,927         --

Federal Bank Centre, Tulsa, Oklahoma, 8.75% note secured by note receivable, due in monthly installments of $7,900, including interest
through April 2006                                                               --    466,097

Capital Lease, 12.5% obligation secured by equipment,
due in monthly installments of $3,557 including interest
through June 2000                                                                --     27,001

                                                                           --------   --------

   Total                                                                    741,075    493,098

   Less Current Portion                                                     476,996     83,465
                                                                           --------   --------

   Long-Term Debt                                                          $264,079   $409,633
                                                                           ========   ========

Estimated principal payments on the notes for each of the five years subsequent to December 31, 2000 are as follows:

                           2001                                    $ 479,996
                           2002                                       75,358
                           2003                                       82,908
                           2004                                       91,214
                           2005                                       11,599

                             Lone Wolf Energy, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2000


NOTE 6 - INCOME TAXES

At December 31, 2000, the Company had net operating losses of approximately $2,005,000 available to reduce future federal and state taxable income. Unless utilized, the carryforward amounts will begin to expire in 2012. For federal and state tax purposes, the Company's net operating loss carryforward amounts are subject to an annual limitation due to a greater than 50% change in stock ownership, as defined by federal and state tax law.

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

The following are components of the net deferred tax asset at:

                                                    December 31,
                                                 2000          1999
                                              ----------    ----------
Deferred tax liability on depreciation        $ (129,000)   $ (103,000)
Deferred tax assets for loss carryforwards       802,000       693,000
                                              ----------    ----------
    Deferred tax asset                           673,000       590,000
Less valuation allowance                        (460,000)     (460,000)
                                              ----------    ----------
    Net deferred tax asset                    $  213,000    $  130,000
                                              ==========    ==========

The Company has established a valuation allowance for a portion of its net deferred tax assets because of limitations on the use of loss carryforwards due to ownership changes.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

CUSTOMER BILLING SERVICE

On June 1, 1999, the Zenex entered into a billing service agreement with a third party outsource service provider. The agreement extends for a period of forty-two (42) months. Under the terms of the agreement the service fee is $2,750 per month for recording up to 750,000 detail call records per month The additional monthly fee for call records in excess of 750,000 is on a declining scale of .00395(cent) to .00310(cent) per record.

OPERATING LEASES

The Company leases its facilities under operating leases, which expire at various intervals through September 30, 2005. Under the terms of the leases the Company is responsible for its share of common area maintenance and operating expenses. Rent expense under operating leases for the years ended December 31, 2000 and 1999 totaled $62,551 and $51,565.

                             Lone Wolf Energy, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2000


As of December 31, 2000, the future minimum lease commitments under the leases were as follows:

YEAR    AMOUNT
----   --------
2001   $ 69,039
2002     71,886
2003     74,739
2004     77,583
2005     59,787
       --------
       $370,016
       ========

ACQUISITION OF ZENEX LONG DISTANCE, INC

Prestige Investments, Inc., a wholly owned subsidiary, of the Company acquired Zenex Long Distance, Inc. in accordance with a letter of intent dated January 27, 1999 and a subsequent Stock Purchase Agreement (" The Agreement") dated February 19, 1999. The business combination was accounted for as a purchase. In accordance with the terms of the Agreement, the initial purchase price was $6,353 for 100% of the 635,295 outstanding common shares. The Agreement includes a provision whereby the sellers may earn additional amounts if the cumulative collected gross sales revenue reach certain levels, (the "Earn Out Rights"), as follows:

              (e) When collected gross sales revenue reach Ten Million
                  ($10,000,000), the sellers will be paid an additional Fifty Cents ($0.50) per share totaling $317,647.

              (f) When collected gross sales revenue reach Twenty Million
                  ($20,000,000), the sellers will be paid and additional One Dollar ($1.00) per share totaling $635,295.

              (g) When collected gross sales revenue reach thirty-six Million
                  ($36,000,000), the sellers will be paid an additional One-Dollar ($1.00) per share totaling $635,590.

              (h) In no event will the Purchase Price exceed the amount of Two
                  Dollars and fifty-one Cents per share totaling $1,594,590.

Collected gross sales revenues through December 31, 2000 are approximately $7,300,000. Management expects the $ 10,000,000 gross sales revenue to be achieved in the year 2001

NOTE 9 - RESTATED FINANCIAL STATEMENTS - BUSINESS COMBINATION OF PRESTIGE INVESTMENTS, INC.

On June 21, 2000 the Company acquired Prestige Investments, Inc. and its wholly owned subsidiary, Zenex Long Distance, Inc. in a business combination which was accounted for as a pooling of interest. Condensed consolidated financial information of Prestige which is included in the restated December 31, 1999 consolidated balance sheet and the year ended December 31,1999 statement of operations is as follows:

                             Lone Wolf Energy, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2000


                                                                  LONE
                                                   PRESTIGE       WOLF       COMBINED
                                                  ----------   ----------   ----------
DECEMBER 31, 1999 BALANCE SHEET
     Current Assets                               $  198,153   $  185,322   $  383,475
     Property and equipment (net)                    935,108           --      935,108
     Other assets                                    902,490      588,523    1,491,013
                                                  ----------   ----------   ----------
     Total assets                                 $2,035,751   $  773,845   $2,809,596
                                                  ==========   ==========   ==========


     Current liabilities                          $1,043,839   $  163,242   $1,207,081
     Other liabilities                                    --      594,082      594,082
     Stockholders' equity                            991,912       16,521    1,008,433
                                                  ----------   ----------   ----------
     Total liabilities and stockholders' equity   $2,035,751   $  773,845   $2,809,596
                                                  ==========   ==========   ==========


                                                                            LONE
                                                          PRESTIGE          WOLF          COMBINED
                                                        ------------    ------------    ------------
DECEMBER 31, 1999 STATEMENT OF OPERATIONS
     Revenue                                            $  1,183,087    $         --    $  1,183,087
     Cost of sales                                           947,578              --         947,578
                                                        ------------    ------------    ------------
     Gross profit                                            235,509              --         235,509
     Operating expenses                                   (1,627,709)        (37,186)     (1,664,895)
     Other income (expense)                                  898,885              --         898,885
                                                        ------------    ------------    ------------
     Net income (loss) before discontinued operations       (493,315)        (37,186)       (530,501)
     Discontinued operations                                      --          60,894          60,894
                                                        ------------    ------------    ------------
     Net income (loss) before income taxes                  (493,315)         23,708        (469,607)
     Income tax benefit (expense)                            314,000              --         314,000
                                                        ------------    ------------    ------------
         Net income (loss)                              $   (179,315)   $     23,708    $   (155,607)
                                                        ============    ============    ============


NOTE 10 - EARNINGS PER SHARE

                                                       Year ended
                                                      December 31,
                                                    ---------------
                                                     2000     1999
                                                    ------   ------
Primary Earnings Per Share:(in thousands)
              Common shares outstanding             36,486   27,220
                                                    ======   ======
              Weighted average shares outstanding   31,960   26,904
                                                    ======   ======
              Earnings per share                       nil      nil
                                                    ======   ======

Fully Diluted Earnings Per Share:
              Common shares outstanding             36,486   27,220
                                                    ======   ======
              Weighted average shares outstanding   31,960   26,904
                                                    ======   ======
              Earnings per share                       nil      nil
                                                    ------   ------

                             Lone Wolf Energy, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2000


NOTE 11 - STOCK OPTIONS

         In April 1999 a five year option was granted to Federal bank Centre to purchase 500,000 shares of the Company's common for $0.15 per share in accordance with the terms of a loan agreement

                                 EXHIBIT INDEX

                EXHIBIT
                NUMBER                         DESCRIPTION
                -------                        -----------
                  3.1      Amended and Restated Articles of Incorporation of the
                           Company and filed as an exhibit to Registrant's Form
                           S-3 Registration Statement filed with the Commission
                           on August 2, 2000 is incorporated herein by this
                           reference.

                  3.2 Amended and Restated Bylaws of the Company, filed as an exhibit to Registrant's Form 8-K filed with the Commission on August 2, 2000, is incorporated herein by this reference.

                  10.1 Agreement and Plan Reorganization dated May 5, 2000, by and among Lone Wolf Energy, Inc., Prestige
                           Investments, Inc., Zenex Long Distance, Inc., and others, filed as an exhibit to Registrant's Form 8-K filed with the Commission on May 19,2000 is incorporated herein by this reference.

                  10.2 Plan and Agreement of Merger dated May 5, 2000, by and among Lone Energy, Inc., Lone Wolf Acquisition
                           Sub I, Inc., ChurchLink.com, Inc. and Switchless
                           Resellers Services, Inc. filed as an exhibit to Registrant's Form S-3 Registration Statement filed with the Commission on August 2, 2000 is incorporated herein by this reference.

                  10.3 Registration Rights Agreement dated May 5, 2000, by and between Lone Energy, Inc. and Switchless Reseller
                           Services, Inc. filed as an exhibit to Registrant's
                           Form S-3 Registration Statement filed with the
                           Commission on August 2, 2000 and incorporated herein by this reference.

                  10.4 Service Agreement dated as of February 16,2000, by and between Lone Wolf Energy, Inc. and Ensynq, Inc.
                           filed as an exhibit to Registrant's Form S-3
                           Registration Statement filed with the Commission on August 2, 2000 and incorporated herein by this reference.

                  10.5 Employment Agreement dated as of January 1, 2000, by and between Lone Wolf Energy, Inc. and Marc W.
                           Newman, as amended by letter agreement dated June 20, 2000 filed as an exhibit to Registrant's Form S-3
                           Registration Statement filed with the Commission on August 2, 2000 and incorporated herein by this reference.

                  10.6 Employment Agreement dated as of January 1, 2000, by and between Lone Wolf Energy, Inc. and Douglas A.
                           Newman, as amended by letter agreement dated June 20, 2000 filed as an exhibit to Registrant's Form S-3
                           Registration Statement filed with the Commission on August 2, 2000 and incorporated herein by this reference.

                  10.7 Employment Agreement dated as of November 28, 2000 by and between Lone Wolf Energy, Inc. Zenex Long
                           Distance, Inc. and Brian Gustas.

                  21.1     Subsidiaries of the Company


                  Reports on Form 8-K.

                  None.