Form 10QSB
period 2001-03-31
LONE WOLF ENERGY INC
filed 2001-05-11
CIK 928373

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the quarter ended March 31, 2001

                           Commission File No. 0-24684

                             LONE WOLF ENERGY, INC.
                 (Name of small business issuer in its charter)

                                    Colorado
         (State or other jurisdiction of Incorporation or Organization)

                                   73-1587867
                      (IRS Employer Identification Number)

                          201 Robert S. Kerr. Suite 500
                          Oklahoma City, Oklahoma 73102
                                 (405) 749-9999
        (Address, including zip code and telephone number, including area
                     Code of registrant's executive offices)

                               K&S VENTURES, INC.
                           (Former Name of Registrant)

      Securities registered under Section 12(b) of the Exchange Act: none

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As May 10, 2001 there were 36,495,790 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference:  None

PART 1. - FINANCIAL INFORMATION



ITEM 1.    Financial Statements

             The financial statements are presented on pages F-1 thru F-16 of this report.

ITEM 2.    Management's Discussion and Analysis or Plan of Operation


             The following discussion should be read in conjunction with the accompanying financial statements and notes thereto of the Company.

RESULTS OF OPERATIONS

         The following table sets forth selected results of operations for the three months ended March 31, 2001 and 2000, which are derived from the reviewed consolidated financial statements of the Company. The results of operations for the periods presented are not necessarily indicative of the Company's future operations.

                                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                             ------------------------------------------------------------------------
                                                           2001                                   2000
                                             --------------------------------        --------------------------------
                                                AMOUNT             PERCENT              AMOUNT              PERCENT
                                             ------------        ------------        ------------        ------------

Revenues                                     $  1,003,805               100.0%       $  1,278,555               100.0%
Cost of Revenues                                  610,916                60.9%          1,092,967                85.5%
                                             ------------        ------------        ------------        ------------
Gross Profit                                      392,889                39.1%            185,588                14.5%
                                             ------------        ------------        ------------        ------------
Operating Expenses
    Selling, general and administrative           302,498                30.1%            341,161                26.7%
    Depreciation and amortization                  75,985                 7.6%             64,155                 5.0%
                                             ------------        ------------        ------------        ------------
Total operating expenses                          378,483                37.7%            405,316                31.7%
                                             ------------        ------------        ------------        ------------
                                                   14,406                 1.4%           (219,728)              (17.2)%
                                             ------------        ------------        ------------        ------------
Other income (expense)
    Interest (net)                                (19,044)               (1.9)%            (8,452)               (0.7)%
    Research and development                      (79,902)               (8.0)%                --                  --
    Other                                              --                  --              16,500                 1.3%
                                             ------------        ------------        ------------        ------------
                                                  (98,946)               (9.9)%             8,048                 0.6%
                                             ------------        ------------        ------------        ------------
Income from continuing operations
    before taxes                                  (84,540)               (8.4)%          (211,680)              (16.6)%
Income tax benefit                                 33,000                 3.3%             87,000                 6.8%
                                             ------------        ------------        ------------        ------------
Income from continuing operations                 (51,540)               (5.1)%          (124,680)               (9.8)%
Discontinued operations
    Income from operations of discon-
       tinued operation net of taxes                   --                  --               9,441                 0.7%
    Gain on sale of discontinued
       operation net of taxes                          --                  --             438,479                34.3%
                                             ------------        ------------        ------------        ------------
Net income (loss)                            $    (51,540)               (5.1)%      $    323,240                25.3%
                                             ============        ============        ============        ============

             Revenues and cost of revenues for the periods presented are all from Zenex Communications, Inc. The revenues for the quarter ended March 31, 2001 were down $275,000 or 21.5% from the same quarter in 2000. The total volume of minutes sold in the three months ended March 31, 2001 increased 4.8% from the same period in 2000, however the decrease in total revenue was because the average revenue per minute sold decreased from 3 cents in 2000 to 2.5 cents in the same quarter of 2001. The cost of revenues in was 60.9% in the quarter ended March 31, 2001 as compared to 85.5% in the same quarter in 2000 creating a gross profit of 39.1% on revenues in 2001 or an increase of 14.6% better than the 14.5% gross profit in 2000. The main reason for the increase in gross profit increase was a better use of the Company's IVR platform by running higher profit margin projects through it.

         Selling, general and administrative expenses increased to 30.1% of sales in the quarter ended March 31, 2001 as compared to 26.7% of sales in the same quarter of 2000. This 3.4% increase was because sale were lower in 2001 than in 2000 and in fact the dollar amount of these expenses was reduce by $38,663 in 2001 compared to the same quarter in 2000. The reduction was due to the cost cutting measures instituted in the year 2000 but management believes the costs have been paired as much as is possible and still provide the same level of service.

         Depreciation and amortization increased $11,830 to $75,985 in 2001 from $64,155 in 2000 and was the result of additional capital expenditures made in 2000 to increase the Company's switch capacity.

         The increase in interest expense of $10,592 in 2001 over 2000 was due to money the Company borrowed in 2000 to finance capital expenditures over the past year.

         Research and development costs of $79,992 in the year 2001 were operating costs for the development of Churchlink.com which has been sold subsequent to the end of the quarter. These costs will not be repeated in future periods.

         The income attributable to discontinued operations in 2000 was a loss in E.P. Distributing, which was closed down at the end of 2000, of $3,463 and a gross profit in the Company's equipment leasing activities of $12,904 which was sold off in the first quarter of 2000.

         The gain on disposal of discontinued operations in 2000 was from the termination of the Company's Master Equipment Sales Agreement with Eagle Capital International, LTD. The Company had a net profit after taxes and expenses of $438,479 from this termination in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's growth has been financed through the sale of equity securities and bank borrowings. Net cash used in operations totaled $112,861 in the three months ended March 31, 2001 as compared to cash accumulated from operations of $705,707 in the same period in 2000. The main reason for the difference in cash used in operations in 2001 compared to cash accumulated from operations in 2000 was due to a build up of accrued expenses at March 31, 2000 which resulted from a delay in the billing from suppliers during that period.

         At March 31, 2001, the Company had working capital of $217,312 compared to a deficit in working capital at December 31, 2000 of $(51,361) or an improvement in working capital of $271,673 in the three month period ended March 31, 2001. The improvement in working capital is because new two notes entered into in the quarter ended March 31, 2001 totaling $438,389 which resulted in additional long-term debt of $325,754 after debt service payments and a provision for current portion on the new loans. The Company also had a depreciation and amortization deduction of $75,985 in the quarter while outlays for new equipment totaled only $12,310 which also contributed to the increase in working capital.

         In the event the Company's revenues increase as anticipated, the Company's working capital requirements will also increase and such requirements may exceed the net cash provided by operating activities and require cash be used in operating activities from sources other than operations, including the raising of cash through borrowing or issuance of equity securities. The increase in cash used in operations will principally be due to the timing differences between the Company's payment for services from its suppliers and employee work force, and the time at which the Company receives payment from its customers.

                  On October 25, 2000, the Company entered into a one-year revolving loan commitment with Federal Bank Centre for $450,000 to be used in operating activities of the Company. As of March 31, 2001 the outstanding principal on this note was $146,000. Advances on this loan are based upon the Company not being in default on this Agreement, borrower or any guarantor not declaring bankruptcy or dying, no material adverse change in the Company's financial condition, or lender in good faith not deeming itself insecure. The outstanding principal amount of this loan bears interest at 1.5% over the Wall Street Prime (currently 7.5%) and is payable monthly. All assets of the Company and the guarantee of certain officers of the Company secure the loan.

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

When collected gross sales revenue reach Ten Million ($10,000,000), the sellers will be paid an additional Fifty Cents ($0.50) per share totaling $317,647. When collected gross sales revenue reach Twenty Million ($20,000,000), the sellers will be paid and additional One Dollar ($1.00) per share totaling $635,295.
When collected gross sales revenue reach thirty-six Million ($36,000,000), the sellers will be paid an additional One-Dollar ($1.00) per share totaling $635,590. In no event will the Purchase Price exceed the amount of Two Dollars and fifty-one Cents per share totaling $1,594,590. Collected gross sales revenues through March 31, 2001 are approximately $8,300,000. Management expects the $10,000,000 gross sales revenue to be achieved in the year 2001.

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

Subsequent Events

On April 12, 2001, the Company entered into an Exchange of Stock Agreement with Ricky Naylor whereby the Company exchanged all of the stock of its wholly owned subsidiary Churchlink.com, Inc. for 7,400,000 shares of the Company's common stock held by Mr. Naylor. The 7,400,000 shares of stock returned to the Company will now be treated as treasury stock and reduce the outstanding common shares of the Company by approximately 20%.

ChurchLink is a software product that provides an online communications hub for churches and their members. This is all possible by the programming source code that is unique and totally customized to ChurchLink. The program was approximately two years in development to make it perform the complex intricacies of interaction yet remain simple to the end user. The program is very user friendly. To the church member in their home, the program is very self-explanatory and simple to use, yet highly secure with user name and password protection and massive firewall features. To the church office worker or volunteer who is the ChurchLink.com administrator the program requires one session and an easy to read pamphlet to be able to get the church up and functioning online.


Item  6.    Exhibits and Reports on Form 8-K

Exhibits

         None


Reports on Form 8-K

         None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          LONE WOLF ENERGY, INC.

                                          /s/ Douglas A. Newman
                                          ----------------------------------

                                          By: Douglas A. Newman, Sec'y

Date:  May 11, 2001

                            INDEPENDENT REVIEW REPORT





Board of Directors and Stockholders
Lone Wolf Energy, Inc.

We have reviewed the accompanying consolidated balance sheet of Lone Wolf Energy, Inc. as March 31, 2001, and the related consolidated statements of income and cash flow for the three months ended March 31, 2001 and 2000 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Lone Wolf Energy, Inc.

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

The December 31, 2000 financial statements for Lone Wolf Energy, Inc. were audited by us and we expressed an unqualified opinion in our reports dated March 9, 2001, but we have not performed any auditing procedures since that date.



Sutton Robinson Freeman & Co., P.C.
Certified Public Accountants

Tulsa, Oklahoma
May 10, 2001

                             LONE WOLF ENERGY, INC.
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000


                         ASSETS                   2001               2000
                                              ------------       ------------

CURRENT ASSETS
     Cash                                     $     30,596       $         --
     Accounts receivable                           468,075            599,903
     Current portion of notes receivable           551,657            551,657
     Deposits                                        4,740              4,784
     Inventory                                       7,000              7,000
                                              ------------       ------------
                                                 1,062,068          1,163,344
                                              ------------       ------------

PROPERTY AND EQUIPMENT                           1,830,032          1,817,722
     Less accumulated depreciation                (656,426)          (595,185)
                                              ------------       ------------
                                                 1,173,606          1,222,537
                                              ------------       ------------

OTHER
     Goodwill (net)                                451,916            461,633
     Organization costs (net)                        9,864             14,890
     Investments                                     4,500              4,500
     Deposits                                       12,284                 --
     Deferred tax asset                            246,000            213,000
                                              ------------       ------------
                                                   724,564            694,023
                                              ------------       ------------

                                              $  2,960,238       $  3,079,904
                                              ============       ============


See Accompanying Notes to Financial Statements
See Accountants Review Report

                             LONE WOLF ENERGY, INC.
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000



LIABILITIES & STOCKHOLDERS' EQUITY                                      2001               2000
                                                                    ------------       ------------



CURRENT LIABILITIES
     Current portion of long-term debt                              $    307,009       $    476,996
     Accounts payable                                                    378,341            625,325
     Accrued expenses                                                    139,256             92,734
     Prepayments and customer deposits                                    20,150             22,650
                                                                    ------------       ------------
                                                                         844,756          1,217,705
                                                                    ------------       ------------

OTHER LIABILITIES
     Long-term debt -net of current portion                              589,833            264,079
     Other liabilities                                                   233,931            242,862
                                                                    ------------       ------------
                                                                         823,764            506,941
                                                                    ------------       ------------

TOTAL LIABILITIES                                                      1,668,520          1,724,646
                                                                    ------------       ------------

STOCKHOLDERS' EQUITY
     Preferred stock ($0.001 par value, 20,000,000 shares
          authorized, no shares issued and outstanding)                                          --
     Common stock ($0.001 par value, 100,000,000 shares
          authorized, 36,495,790 shares issued and outstanding
          at March 31, 2001 and 36,495,790 issued and
          outstanding at December 31, 2000)                               36,496             36,496
     Paid-in capital                                                   1,754,842          1,754,842
     Treasury stock (900,000 shares @ $0.02)                             (18,000)            (6,000)
     Unrealized Gain (Loss) on Available for Sale Securities             (27,844)           (27,844)
     Retained earnings (deficit)                                        (453,776)          (402,236)
                                                                    ------------       ------------
                                                                       1,291,718          1,355,258
                                                                    ------------       ------------

                                                                    $  2,960,238       $  3,079,904
                                                                    ============       ============



See Accompanying Notes to Financial Statements
See Accountants Review Report

                             LONE WOLF ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000



                                                 2001               2000
                                             ------------       ------------

REVENUES                                     $  1,003,805       $  1,278,555

OPERATING EXPENSES
     Cost of sales                                610,916          1,092,967
     Selling, general and administrative          302,498            341,161
     Depreciation and amortization                 75,985             64,155
                                             ------------       ------------
                                                  989,399          1,498,283
                                             ------------       ------------


OPERATING INCOME (LOSS)                            14,406           (219,728)
                                             ------------       ------------

OTHER INCOME (EXPENSE)
     Interest expense                             (19,044)            (8,452)
     Research and development                     (79,902)                --
     Other income                                      --             16,500
                                             ------------       ------------
                                                  (98,946)             8,048
                                             ------------       ------------


NET INCOME (LOSS) FROM OPERATIONS
     BEFORE INCOME TAXES                          (84,540)          (211,680)
     Income Tax (Expense) Benefit                  33,000             87,000
                                             ------------       ------------

NET INCOME (LOSS) BEFORE DISCONTINUED
     OPERATIONS                              $    (51,540)      $   (124,680)
                                             ------------       ------------




See Accompanying Notes to Financial Statements
See Accountants Review Report

                             LONE WOLF ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000



                                                                 2001            2000
                                                              ----------      ----------
NET INCOME (LOSS) BEFORE DISCONTINUED
     OPERATIONS AND SALE OF DISCONTINUED
     BUSINESS                                                 $  (51,540)     $ (124,680)
                                                              ----------      ----------

DISCONTINUED OPERATIONS
     Sales                                                            --          40,088
     Costs and expenses                                               --          30,647
                                                              ----------      ----------

     Profit (loss) from discontinued business operations
          net of income taxes                                         --           9,441

     Gain on sale of discontinued operation
          net of income taxes                                         --         438,479
                                                              ----------      ----------

NET INCOME (LOSS)                                             $  (51,540)     $  323,240

     PRIMARY EARNINGS (LOSS) PER SHARE                           nil          $     0.01
                                                              ==========      ==========
     FULLY DILUTED EARNINGS (LOSS) PER SHARE                     nil          $     0.01
                                                              ==========      ==========

See Accompanying Notes to Financial Statements
See Accountants Review Report

                             LONE WOLF ENERGY, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOW
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000




CASH FLOWS FROM OPERATING ACTIVITIES                               2001               2000
                                                               ------------       ------------

     Net Income (Loss)                                         $    (51,540)      $    323,240
     Reconciliation of net income to net cash provided by
          operating activities
     Depreciation and amortization                                   75,985             64,155
     Issuance of common stock for services                          (12,000)            40,000
     Book value of assets disposed                                                       5,000
     (Increase) decrease from changes in:
          Deferred Taxes                                            (33,000)           208,000
          Accounts receivable                                       131,828           (519,806)
          Deposits                                                  (12,240)                --
          Inventory                                                      --           (159,430)
     Increase (Decrease) from changes in:
          Accounts payable                                         (246,985)          (164,522)
          Accrued liabilities                                        46,522          1,143,550
          Other liabilities                                          (8,931)          (160,449)
          Prepayments and customer deposits                          (2,500)           (74,031)
                                                               ------------       ------------
                                                                   (112,861)           705,707
                                                               ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Cash received for property and equipment sold                       --              5,000
     Purchase of property and equipment                             (12,310)          (175,676)
                                                               ------------       ------------
                                                                    (12,310)          (170,676)
                                                               ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Change in notes receivable                                          --            (44,539)
     Change in notes payable                                        155,767           (401,097)
                                                               ------------       ------------
                                                                    155,767           (445,636)
                                                               ------------       ------------

NET INCREASE (DECREASE) IN CASH                                      30,596             89,395

CASH AT BEGINNING OF PERIOD                                              --            108,921
                                                               ------------       ------------

CASH AT END OF PERIOD                                          $     30,596       $    198,316
                                                               ============       ============



See Accompanying Notes to Financial Statements
See Accountants Review Report

                             LONE WOLF ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF BUSINESSES


Lone Wolf Energy, Inc. (formerly K&S Ventures) was incorporated on March 4, 1991 in the state of Colorado. In February 1999 the Company signed a Master Equipment Sales Agreement, (the "MESA") with Eagle Capital, Inc. (OTCBB:ECIC) to sell specialized equipment. The MESA called for the Company to provide fifteen pieces of equipment over the next three years. In February 2000 the Company terminated the MESA and sold the equipment it was financing under that agreement. Under the terms of the termination agreement and sale of the equipment the Company recorded notes receivable for $1,625,000 of which $775,000 had been collected as of March 31, 2001. Eagle has filed a court claim attempting to negate the original MESA. The company is vigorously defending the claim and believes it will be successful in it's defense. The Company has terminated the business of equipment leasing.

In March 2000 the Company purchased the assets of EP Distributing Company ("EPD") for $100,000 in cash and 1,000,000 shares of common stock valued at $40,000. EPD operated as a division of the Company. The division sells nutritional products, with its primary line being Earth Pharmacy brand products, and also brokers medical supplies. The acquisition was accounted for as a purchase. The company ceased this operation at the end of December 2000 and in May 2001 negotiated with the prior owners to transfer the assets of that division back to them. The company is to receive $125,000 over a proposed term of five years and the million shares stock returned at closing. The payment is dependant on successful future operations of that company and an allowance for doubtful collection for the full amount has been established.

On May 11, 2000, the Company acquired ChurchLink.com, Inc., ("ChurchLink"). For the period ended March 31, 2001 ChurchLink operated as a subsidiary of the Company. ChurchLink has developed a software product that provides an online communications hub for churches and their members. ChurchLink has completed the beta test stage with selected churches and is making final revisions to the software. Regional marketing efforts for the software began in March 2001. Significant revenues from this division are not anticipated until the third quarter of 2001. The purchase price of ChurchLink was 100,000 shares of the Company's Common Stock. The terms of the acquisition provide that an additional 400,000 shares of the Company's Common Stock will be issued as churches subscribe to the service. The additional stock will be issued as follows:

    20,000 shares for each block of 100 churches up to 1,000 churches - 200,000 shares
    20,000 shares for each block of 300 churches from 1,000 to 2500 churches - 100,000 shares
    20,000 shares for each block of 500 churches from 2,500 to 5,000 churches - 100,000 shares

The fair market value of the shares issued was $28,000. The acquisition was accounted for as a purchase.

The Company sold this subsidiary in April 2001 for 7,400,000 shares of its common stock. (See note 12)

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

                             LONE WOLF ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001



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

Prestige was incorporated in Oklahoma on July 31, 1998. Zenex was incorporated on January 27, 1994 in Oklahoma. Prestige was formed solely for the purpose of business acquisitions and investments, and had minimal activities prior to the acquisition of Zenex. Prestige's only operations are those of its wholly owned subsidiary, Zenex. Prestige acquired Zenex in accordance with a letter of intent dated January 27, 1999 and a subsequent Stock Purchase Agreement ("The Agreement") dated February 19, 1999. The business combination of Prestige and Zenex was accounted for as a purchase.

The Company's March 31, 2001 and December 31, 2000 consolidated balance sheets include the wholly owned subsidiary, Prestige and Prestige's wholly owned subsidiary, Zenex, and Churchlink. The Company's consolidated statement of operations for the three months ended March 31, 2001 includes the pooled entity of Prestige and its wholly owned subsidiary Zenex, and Churchlink. The Company's consolidated statement of operations for the three months ended March 31, 2000 includes the pooled entity of Prestige and its wholly owned subsidiary Zenex, and the purchased entity of EPD from its date of purchase. All significant inter-company accounts have been eliminated in the consolidated financial statements.

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

                             LONE WOLF ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


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

CONCENTRATIONS

In connection with providing long distance service to customers, Zenex has contractual agreements with certain carriers, which provide access to and usage of their long distance network. The contracts include an agreed-upon billing rate and a term for these services. During the periods ended March 31, 2001 and 2000 one vendor carried approximately 60% and 65% respectively of the Company's long-distance traffic. Although other carriers are available to provide access and usage of their long distance network, there are a limited number of such sources. Additionally the time required to efficiently transfer system connections makes the Company vulnerable to a risk of a near-term significant impact in the event of a natural disaster or any other termination of the carrier's service. However the Company has the ability to utilize back up systems in the event of the carriers termination of services.

Although Zenex has a significant number of customers, one customer accounted for approximately 72% and 85% of the Zenex revenue for the three months ended March 31, 2001 and 2000 respectively. The loss of this customer would have a materially adverse impact on the company's revenues and operations.

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

                             LONE WOLF ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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

SEGMENT INFORMATION

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company identifies its operating segments based upon business activities, management responsibilities and geographical location. Following is a summary of operations of the Company by segment for the year ended December 31, 2000:


                               Lone                             Church
                               Wolf            Zenex             Link             Total
                            ----------       ----------       ----------       ----------

REVENUE                             --        1,003,805               --        1,003,805
                            ----------       ----------       ----------       ----------

Operating expense              (75,654)        (837,760)              --         (913,414)
Depreciation and Amort          (2,691)         (73,294)              --          (75,985)
                            ----------       ----------       ----------       ----------

OPERATING INCOME               (78,345)          92,751                0           14,406

Other income (expense)         (12,090)          (6,954)              --          (19,044)
Developmental costs                 --               --          (79,902)         (79,902)

INCOME FROM OPERATIONS
  BEFORE TAXES                 (90,435)          85,797          (79,902)         (84,540)
                            ----------       ----------       ----------       ----------


RECLASSIFICATIONS

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

NOTE 2 - NOTES RECEIVABLE

This is a note due from an unrelated corporation, payable in minimum monthly installments of $50,000 plus interest at 12% with the remaining principal due on August 12, 2001. The note is for a total of $850,000. However, the Company has certain payment obligations upon the collection of the note. The note is included in the financial statements at the net realizable value to the Company after the payment of those obligations. This note is in default as of December 31, 2000 and the maker has filed a lawsuit to void the contract from which the note originated. The company is vigorously fighting the lawsuit and believes it will be successful in collecting the full amount due.

                             LONE WOLF ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE 3 - PROPERTY AND EQUIPMENT, ACCUMULATED DEPRECIATION AND AMORTIZATION

Property and equipment are recorded at cost. Expenditures for repairs and maintenance are charged to operations when incurred. Major improvements and renewals that extend the useful life of the related asset are capitalized and depreciated over the remaining useful life. Depreciation and amortization are computed for financial and income tax reporting purposes using straight-line and accelerated methods over estimated useful lives ranging from three years to ten years. Depreciation charged to operations was $61,242 and $60,000 for the three months ended March 31, 2001 and 2000. The following table summarizes the classifications of property and equipment; total accumulated depreciation and the related estimated useful lives:





PROPERTY AND EQUIPMENT                   COST              YEARS
----------------------                ----------           -----

Equipment                             $1,474,359            5-10
Software development                      80,164               5
Office software and equipment            223,317             5-7
Autos                                     32,525               5
Leasehold improvements                    19,667               5
                                      ----------
      Total                            1,830,032
Less accumulated depreciation            656,426
                                      ----------
      Net property and equipment      $1,173,606
                                      ==========



NOTE 4 - INTANGIBLE ASSETS

Goodwill represents the excess of the cost of assets acquired over the fair value at date of acquisition. Goodwill is being amortized on the straight-line method over fifteen years. Accumulated amortization at March 31, 2001 and December 31, 2000 totaled $159,124 and $147,863, and amortization expense of $9,717 and $2,770 was charged to operations for the three months ended March 31, 2001 and 2000 respectively.

Organization costs primarily include legal and professional fees associated with organizing operations. These costs are deferred and amortized using the straight-line method over five years. Accumulated amortization at March 31, 2001 and December 31, 2000 totaled $95,631 and $90,605. Amortization expense of $5,026 and $1,385 was charged to operations the three months ended March 31, 2001 and 2000 respectively.

                             LONE WOLF ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001



NOTE 5 - LONG-TERM DEBT

The company has notes payable at March 31, 2001 and December 31, 2000 as                     MARCH 31,         DEC. 31,
     follows:                                                                                  2001              2000
                                                                                           ------------      ------------

     First National Bank of Midwest City, 9.5% note secured by all Zenex equipment and Zenex common stock, due in monthly installments of $5,227, including
     interest through January 2005                                                         $    205,526      $    216,869

     First National Bank of Midwest City, 9.75% note secured by all Zenex equipment and Zenex common stock, due in monthly installments of $2,124, including
     interest through March 2005                                                                 82,467            86,741

     Payable to an individual, 9.5% note secured by all Zenex equipment and Zenex common stock, due in monthly installments of $6,302, including interest through
     February, 2006, carries a $2,000 per month penalty if not refinanced by
     September 30, 2001                                                                         296,277                --

     Federal Bank Centre, Tulsa, Oklahoma, 9.75% note secured by auto, due in monthly
     installments of $688 including interest, due May 30, 2005                                   28,183            29,538

     Federal Bank Centre, Tulsa, Oklahoma, $450,000 line of credit note with interest payable monthly at 1.5% over Wall Street Journal prime (currently 9%), secured by all assets of Wolf Energy, Inc. and the personal guarantee of certain
     directors, due November 2001                                                               146,000           407,927

     Payable to a corporation, 10% unsecured note, due in monthly installments of
     $4,465 including interest, due April, 2004                                                 138,389                --
                                                                                           ------------      ------------

          Total                                                                                 896,842           741,075

          Less Current Portion                                                                  307,009           476,996
                                                                                           ------------      ------------
          Long-Term Debt                                                                        589,833           264,079
                                                                                           ============      ============

Estimated principal payments on the notes for each of the five years subsequent to March 31, 2001 are as follows:

                         2001         $  263,926
                         2002            172,538
                         2003            189,976
                         2004            172,393
                         2005             85,556
                         2006             12,453

                             LONE WOLF ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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

Under the provisions of FAS-109, Accounting for Income Taxes, deferred tax liabilities and assets are measured using the applicable tax rate based on the taxable and deductible temporary differences and operating loss carryforward amounts. Taxable temporary differences result principally from the excess of depreciation for tax purposes over the amount deducted for financial reporting purposes. Deductible temporary differences and operating loss carryforwards, giving rise to deferred tax assets, are reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized

The following are components of the net deferred tax asset at:


                                                   March 31,        December 31,
                                                     2001               2000
                                                 ------------       ------------

Deferred tax liability on depreciation           $   (129,000)      $   (103,000)
Deferred tax assets for loss carryforwards            835,000            693,000
                                                 ------------       ------------
     Deferred tax asset                               706,000            590,000
Less valuation allowance                             (460,000)          (460,000)
                                                 ------------       ------------
     Net deferred tax asset                      $    246,000       $    130,000
                                                 ------------       ------------


The Company has established a valuation allowance for a portion of its net deferred tax assets because of limitations on the use of loss carryforwards due to ownership changes.

NOTE 8 - COMMITMENTS AND CONTINGENCIES


CUSTOMER BILLING SERVICE


On June 1, 1999, Zenex entered into a billing service agreement with a third party outsource service provider. The agreement extends for a period of forty-two (42) months. Under the terms of the agreement the service fee is $2,750 per month for recording up to 750,000 detail call records per month. The additional monthly fee for call records in excess of 750,000 is on a declining scale of .00395c. to .00310c. per record.

                             LONE WOLF ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


OPERATING LEASES


The Company leases its facilities under operating leases, which expire at various intervals through September 30, 2005. Under the terms of the leases the Company is responsible for its share of common area maintenance and operating expenses. Rent expense under operating leases for the three months ended March 31, 2001 and 2000 totaled $17,012 and $9,271.


As of March 31, 2001, the future minimum lease commitments under the leases were as follows:

      YEAR        AMOUNT
      ----      ----------

      2001      $   52,027
      2002          71,886
      2003          74,739
      2004          77,583
      2005          59,787
                ----------
                $  336,022
                ==========




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

Collected gross sales revenues through March 31, 2001 are approximately $8,300,000. Management expects the $10,000,000 gross sales revenue to be achieved in the year 2001

                             LONE WOLF ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE 9 - RESTATED FINANCIAL STATEMENTS - BUSINESS COMBINATION OF PRESTIGE INVESTMENTS, INC.

On June 21, 2000 the Company acquired Prestige Investments, Inc. and its wholly owned subsidiary, Zenex Long Distance, Inc. in a business combination which was accounted for as a pooling of interest. Condensed consolidated financial information of Prestige which is included in the restated consolidated statement of operations for the three months ended March 31, 2000 is as follows:





                                                                                LONE
                                                            PRESTIGE            WOLF            COMBINED
                                                           -----------       -----------       -----------
MARCH 31, 2000 STATEMENT OF OPERATIONS

     Revenue                                               $ 1,278,555       $        --       $ 1,278,555
     Cost of sales                                           1,092,967                --         1,092,967
                                                           -----------       -----------       -----------
     Gross profit                                              185,588                --           185,588
     Operating expenses                                       (352,113)          (53,203)         (405,316)
     Other income (expense)                                      8,048                --             8,048
                                                           -----------       -----------       -----------
     Net income (loss) before discontinued operations         (158,477)          (53,203)         (211,680)
     Discontinued operations                                        --           742,920           742,920
                                                           -----------       -----------       -----------
     Net income (loss) before income taxes                    (158,477)          689,717           531,240
     Income tax benefit (expense)                               63,000          (271,000)         (208,000)
                                                           -----------       -----------       -----------
          Net income (loss)                                $   (95,477)      $   418,717       $   323,240
                                                           -----------       -----------       -----------


NOTE 10 - EARNINGS PER SHARE


                                                 THREE MONTHS ENDED
                                                     MARCH 31,
                                                 2001          2000
                                               --------      --------

Primary Earnings Per Share: (in thousands)
     Common shares outstanding                   35,886        32,220
                                               ========      ========
     Weighted average shares outstanding         36,486        29,387
                                               ========      ========
     Earnings per share                           nil        $   0.01
                                               ========      ========

Fully Diluted Earnings Per Share:
     Common shares outstanding                   35,886        32,220
                                               ========      ========
     Weighted average shares outstanding         36,486        29,387
                                               ========      ========
     Earnings per share                           nil        $   0.01
                                               ========      ========

                             LONE WOLF ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE 11 - STOCK OPTIONS

         In April 1999 a five year option was granted to Federal Bank Centre to purchase 500,000 shares of the Company's common for $0.15 per share in accordance with the terms of a loan agreement.


NOTE 12 - SUBSEQUENT EVENTS

         On April 12, 2001, the Company entered into an Exchange of Stock Agreement with Ricky Naylor whereby the Company exchanged all of the stock of its wholly owned subsidiary Churchlink.com, Inc. for 7,400,000 shares of the Company's common stock held by Mr. Naylor. The 7,400,000 shares of stock returned to the Company will now be treated as treasury stock and reduce the outstanding common shares of the Company by approximately 20%.