Form 10QSB
period 2001-06-30
LONE WOLF ENERGY INC
filed 2001-08-10
CIK 928373

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                       For the quarter ended June 30, 2001

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




State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As August 5, 2001 there were 27,508,290 shares of the Company's common stock issued and outstanding.

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

RESULTS OF OPERATIONS

         The following tables set forth selected results of operations for the three and six months ended June 30, 2001 and 2000, which are derived from the reviewed consolidated financial statements of the Company. The results of operations for the periods presented are not necessarily indicative of the Company's future operations.

                                                              FOR THE THREE MONTHS ENDED JUNE 30,
                                                 -------------------------------------------------------------
                                                             2001                             2000
                                                 ----------------------------     ----------------------------
                                                    AMOUNT         PERCENT           AMOUNT          PERCENT
                                                 ------------    ------------     ------------    ------------

Revenues                                         $  1,171,002           100.0%    $  2,385,022           100.0%
Cost of Revenues                                      707,236            60.4%       1,805,779            75.7%
                                                 ------------    ------------     ------------    ------------
Gross Profit                                          463,766            39.6%         579,243            24.3%
                                                 ------------    ------------     ------------    ------------

Operating Expenses                                    415,103            35.4%         391,970            16.4%
   Selling, general and administrative                 74,135             6.3%          60,640             2.5%
                                                 ------------    ------------     ------------    ------------
   Depreciation and amortization                      489,238            41.8%         452,610            19.0%
                                                 ------------    ------------     ------------    ------------
Total operating expenses                              (25,472)           -2.2%         126,633             5.3%
                                                 ------------    ------------     ------------    ------------

Other income (expense)
   Interest (net)                                     (21,596)           -1.8%          11,596             0.5%
   Other                                                   --              --         (283,349)          -11.9%
                                                 ------------    ------------     ------------    ------------
                                                      (21,596)           -1.8%        (271,753)          -11.4%
                                                 ------------    ------------     ------------    ------------

Income from continuing operations
   before taxes                                       (47,068)           -4.0%        (145,120)           -6.1%
Income tax benefit                                     20,000             1.7%          58,000             2.4%
                                                 ------------    ------------     ------------    ------------
Income from continuing operations                     (27,068)           -2.3%         (87,120)           -3.7%
Discontinued operations
   Income from operations of discontinued
     operation net of taxes                                --              --          (34,107)           -1.4%
   Gain on sale of discontinued
     operation net of taxes                           214,219            18.3%              --              --
                                                 ------------    ------------     ------------    ------------
Net income (loss)                                $    187,151            16.0%    $   (121,227)           -5.1%
                                                 ------------    ------------     ------------    ------------

                                                                 FOR THE SIX MONTHS ENDED JUNE 30,
                                                 -------------------------------------------------------------
                                                             2001                             2000
                                                 ----------------------------     ----------------------------
                                                    AMOUNT         PERCENT           AMOUNT          PERCENT
                                                 ------------    ------------     ------------    ------------

Revenues                                         $  2,174,807           100.0%    $  3,663,577           100.0%
Cost of Revenues                                    1,318,152            60.6%       2,898,746            79.1%
                                                 ------------    ------------     ------------    ------------
Gross Profit                                          856,655            39.4%         764,831            20.9%
                                                 ------------    ------------     ------------    ------------

Operating Expenses                                    717,601            33.0%         733,131            20.0%
   Selling, general and administrative                150,120             6.9%         124,795             3.4%
                                                 ------------    ------------     ------------    ------------
   Depreciation and amortization                      867,721            39.9%         857,926            23.4%
                                                 ------------    ------------     ------------    ------------
Total operating expenses                              (11,066)           -0.5%         (93,095)           -2.5%
                                                 ------------    ------------     ------------    ------------

Other income (expense)
   Interest (net)                                     (40,640)           -1.9%           3,144             0.1%
   Research and development                                --              --               --              --
   Other                                                   --              --         (266,849)           -7.3%
                                                 ------------    ------------     ------------    ------------
                                                      (40,640)           -1.9%        (263,705)           -7.2%
                                                 ------------    ------------     ------------    ------------

Income from continuing operations
   before taxes                                       (51,706)           -2.4%        (356,800)           -9.7%
Income tax benefit                                     21,000             1.0%         144,000             3.9%
                                                 ------------    ------------     ------------    ------------
Income from continuing operations                     (30,706)           -1.4%        (212,800)           -5.8%
Discontinued operations
   Income from operations of discontinued
     operation net of taxes                           (47,902)           -2.2%         (28,666)           -0.8%
   Gain on sale of discontinued
     operation net of taxes                           214,219             9.9%         438,479            12.0%
                                                 ------------    ------------     ------------    ------------
Net income (loss)                                $    135,611             6.2%    $    197,013             5.4%
                                                 ------------    ------------     ------------    ------------


         All revenues and cost of revenues for the periods presented are from Zenex Communications, Inc. All other business segments previously included in operations have been disposed as of June 30, 2001 and their results are included under discontinued operations. The revenues for the three and six months ended June 30, 2001 decreased by $1,214,000 and $1,489,000 or 50.9% and 40.6%
respectively from the same periods in 2000. The total volume of minutes sold in the three and six months ended June 30, 2001 decreased 60% and 36.2% from the same periods in 2000. These decreases resulted from a change in the customer base in 2001 as compared to 2000. The Company has focused on business with higher gross profits and lower volumes which when fully implemented will result in much higher profit potential without costly capital improvements. The revenue per minute of calls sold increased from 3.5 cents in the three months ended June 30, 2000 to 4.3 cents per minute sold in the three months ended June 30, 2001 while the cost per minute decreased from 2.7 cents per minute in 2000 to 2.6 cents per minute for the same three month period in 2001 creating a gross profit increase of .9 cents per minute or 112.5% over the same period in 2000. Most of the mix in customer base occurred during the three month period ended June 30, 2001 so the increases in gross profit per minute sold was only .4 cents per minute for the six months ended June 30, 2001 over the same six month period in 2000. As a result of this change the gross profit for three months ended June 30, 2001 were only down 19.9% from the same period in 2000 even though sales were down by 50.9% for the same period in 2000. For the six months ended June 30, 2001 gross profit was up 12% over the same period in 2001 even though sales were down 40.6%.

         Selling, general and administrative expenses increased significantly as a percent of revenue in both the three and six month periods ended June 30, 2001 over the same periods in 2000 mostly because revenue was so much lower in 2001 as compared to 2000. As a dollar amount, these expenditures were relatively even with the same periods in both years.

         Depreciation and amortization increased $13,495 to $74,135 and $25,325 to $150,120 in the three and six month periods ended June 30, 2001 respectively from the same periods in 2000 and was the result of additional capital expenditures made in 2000 to increase the Company's switch capacity.

         The increase in interest expense in 2001 over 2000 was due to additional debt incurred by the Company in 2000 to finance capital expenditures over the past year.

         Other expense of $283,349 and $266,849 in the three and six month periods ended June 30, 2000, which does not occur again in 2001, was primarily the costs involved in the merger of Lone Wolf and Prestige Investments.

         The losses attributable to discontinued operations in 2000 were from E.P. Distributing, which was closed down at the end of 2000, Churchlink.com which was sold at the end of the first quarter in 2001, and the Company's equipment leasing activities of which were sold off in the first quarter of 2000. The losses attributable to discontinued operations in 2001 were all attributable to Churchlink.com.

         The gain on disposal of discontinued operations in 2000 was from the termination of the Company's Master Equipment Sales Agreement with Eagle Capital International, LTD. The Company had a net profit after taxes and expenses of $438,479 from this termination in the first quarter of 2000. The gain on sale of discontinued operations in 2001 is from the sale of EP Distributing and Churchlink.com.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's growth has been financed through the sale of equity securities and bank borrowings. Net cash provided from operations totaled $45,776 in the six months ended June 30, 2001 as compared to cash provided from operations of $611,503 in the same period in 2000. The main reason for the difference in cash provided from operations in 2001 compared to cash provided from operations in 2000 was due to a build up of accounts payable and accrued expenses at June 30, 2000 which resulted from a delay in the billing from suppliers during that period.

         At June 30, 2001, the Company had working capital of $164,687 compared to a deficit in working capital at December 31, 2000 of $(51,361) or an increase in working capital of $216,048 in the six month period ended June 30, 2001. The increase in working capital is because two new notes were entered into in the six months ended June 30, 2001 totaling $438,389 which resulted in additional long-term debt of $280,924 after debt service payments and a provision for current portion on the new loans. The Company also had a depreciation and amortization deduction of $150,120 in the six month period ended June 30, 2001 while outlays for new equipment totaled only $34,006 which also contributed to the increase in working capital.

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

         On October 25, 2000, the Company entered into a one-year revolving loan commitment with Federal Bank Centre for $450,000 to be used in operating activities of the Company. As of June 30, 2001 the outstanding principal on this note was $170,001. Advances on this loan are based upon the Company not being in default on this Agreement, borrower or any guarantor not declaring bankruptcy or dying, no material adverse change in the Company's financial condition, or lender in good faith not deeming itself insecure. The outstanding principal amount of this loan bears interest at 1.5% over the Wall Street Prime (currently 6.75%) and is payable monthly. All assets of the Company and the guarantee of certain officers of the Company secure the loan.

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

When collected gross sales revenue reach Ten Million ($10,000,000), the sellers will be paid an additional Fifty Cents ($0.50) per share totaling a maximum of $317,647.
When collected gross sales revenue reach Twenty Million ($20,000,000), the sellers will be paid and additional One Dollar ($1.00) per share totaling $635,295.
When collected gross sales revenue reach thirty-six Million ($36,000,000), the sellers will be paid an additional One-Dollar ($1.00) per share totaling $635,590.
In no event will the Purchase Price exceed the amount of Two Dollars and fifty-one Cents per share totaling $1,594,590.

Collected gross sales revenues through June 30, 2001 are approximately $9,125,000. Management expects the $ 10,000,000 gross sales revenue to be achieved in the year 2001.

         As of the date of this report, other than as described above, the Company does not have any significant future capital commitments. The Company anticipates that existing loan commitments and funds to be generated from future operations will be sufficient to fund operations and future commitments.








PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Eagle Capital International, LTD filed a suit against the Company in the United States District Court of Utah-Central Division (Case number: 2:00CV0988k) in December 2000. Eagle is claiming that the contract with the Company to provide equipment under a Master Sales Agreement was fraudulently induced and therefore the $850,000 note they owe the Company should not be paid. The case was dismissed without prejudice by the Utah Court on May 18, 2001.

Eagle has filed the same suit in The United States District Court Northern District of Oklahoma as a counterclaim to the Company's suit (Case number 00CIV1040K (M)) filed against Eagle for the collection of that note. The Company believes the Eagle claims are without merit and will continue to use all available resources to defend the Eagle claim and to collect the money due.



Item 2. Change in Securities

312,500 shares of common stock were issued to Robert Dean Guise on May 16, 2001 as settlement for services rendered in 2000.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable


Item 6. Exhibits and Reports on Form 8-K

Exhibits

     None


Reports on Form 8-K

     On April 25, 2001 the Company filed an 8-K describing the sale of its wholly owned subsidiary Churchlink.com., Inc.

     On June 26, 2001 the Company filed an 8-K/A with pro forma financial statements reflecting the transaction reported on the 8-K filed on April 25, 2001.

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


Date:  August 8, 2001

                            INDEPENDENT REVIEW REPORT





Board of Directors and Stockholders
Lone Wolf Energy, Inc.

We have reviewed the accompanying consolidated balance sheet of Lone Wolf Energy, Inc. as June 30, 2001, and the related consolidated statements of income for the three and six months ended June 30, 2001 and 2000 and the consolidated statements of cash flows for the six months ended June 30, 2001 and 2000 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Lone Wolf Energy, Inc.

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



Sutton Robinson Freeman & Co., P.C.
Certified Public Accountants

Tulsa, Oklahoma
August 7, 2001

                             LONE WOLF ENERGY, INC.
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 2001 AND DECEMBER 31, 2000

                                                    2001            2000
                                                ------------    ------------
                    ASSETS

CURRENT ASSETS
    Cash                                        $     30,573    $         --
    Accounts receivable                              620,037         599,903
    Current portion of notes receivable              551,657         551,657
    Deposits                                          12,284           4,784
    Inventory                                          7,000           7,000
                                                ------------    ------------
                                                   1,221,551       1,163,344
                                                ------------    ------------

PROPERTY AND EQUIPMENT                             1,737,100       1,817,722
   Less accumulated depreciation                    (714,283)       (595,185)
                                                ------------    ------------
                                                   1,022,817       1,222,537
                                                ------------    ------------

OTHER
    Goodwill (net)                                   414,198         461,633
    Organization costs (net)                           5,015          14,890
    Investments                                       16,375           4,500
    Note receivable                                  120,000              --
    Deferred tax asset                               124,000         213,000
                                                ------------    ------------
                                                     679,588         694,023
                                                ------------    ------------
                                                $  2,923,956    $  3,079,904
                                                ============    ============


See Accompanying Notes to Financial Statements

See Accountants Review Report

                             LONE WOLF ENERGY, INC.
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 2001 AND DECEMBER 31, 2000


                                                                       2001            2000
                                                                   ------------    ------------
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current portion of long-term debt                              $    334,875    $    476,996
    Accounts payable                                                    610,711         625,325
    Accrued expenses                                                     66,459          92,734
    Prepayments and customer deposits                                    44,819          22,650
                                                                   ------------    ------------
                                                                   $  1,056,864    $  1,217,705
                                                                   ------------    ------------

OTHER LIABILITIES
   Long-term debt -net of current portion                               545,003         264,079
   Other liabilities                                                    225,220         242,862
                                                                   ------------    ------------
                                                                        770,223         506,941
                                                                   ------------    ------------

TOTAL LIABILITIES                                                     1,827,087       1,724,646
                                                                   ------------    ------------

STOCKHOLDERS' EQUITY
    Preferred stock ($0.001 par value, 20,000,000 shares
       authorized, no shares issued and outstanding)
    Common stock ($0.001 par value, 100,000,000 shares
       authorized, 36,808,290 shares issued and outstanding
       at June 30, 2001 and 36,495,790 issued and
       outstanding at December 31, 2000)                                 36,808          36,496
    Paid-in capital                                                   1,770,655       1,754,842
    Treasury stock (9,300,000 shares at June 30, 2001 and              (428,000)         (6,000)
       600,000 shares at December 31, 2000 at cost)
    Unrealized Gain (Loss) on Available for Sale Securities             (15,969)        (27,844)
    Retained earnings (deficit)                                        (266,625)       (402,236)
                                                                   ------------    ------------
                                                                      1,096,869       1,355,258
                                                                   ------------    ------------
                                                                   $  2,923,956    $  3,079,904
                                                                   ============    ============



See Accompanying Notes to Financial Statements

See Accountants Review Report

                             LONE WOLF ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                         JUNE 30,                        JUNE 30,
                                                   2001            2000             2001            2000
                                               ------------    ------------    ------------    ------------

REVENUES                                       $  1,171,002    $  2,385,022    $  2,174,807    $  3,663,577


OPERATING EXPENSES
    Cost of sales                                   707,236       1,805,779       1,318,152       2,898,746
    Selling, general and administrative             415,103         391,970         717,601         733,131
    Depreciation and amortization                    74,135          60,640         150,120         124,795
                                               ------------    ------------    ------------    ------------
                                                  1,196,474       2,258,389       2,185,873       3,756,672
                                               ------------    ------------    ------------    ------------

OPERATING INCOME (LOSS)                             (25,472)        126,633         (11,066)        (93,095)
                                               ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
   Interest income (expense)                        (21,596)         11,596         (40,640)          3,144
   Merger related costs                                  --        (283,988)             --        (283,988)
   Other income                                          --             639              --          17,139
                                               ------------    ------------    ------------    ------------
                                                    (21,596)       (271,753)         40,640        (263,705)
                                               ------------    ------------    ------------    ------------

NET INCOME (LOSS) FROM OPERATIONS
   BEFORE INCOME TAXES                              (47,068)       (145,120)        (51,706)       (356,800)
   Income Tax (Expense) Benefit                      20,000          58,000          21,000         144,000
                                               ------------    ------------    ------------    ------------

NET INCOME (LOSS) BEFORE
   DISCONTINUED OPERATIONS                     $    (27,068)   $    (87,120)   $    (30,706)   $   (212,800)
                                               ------------    ------------    ------------    ------------


See Accompanying Notes to Financial Statements

See Accounts Review Report

                             LONE WOLF ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                              JUNE 30,                       JUNE 30,
                                                       2001            2000             2001            2000
                                                   ------------    ------------    ------------    ------------

NET INCOME (LOSS) BEFORE DISCONTINUED
    OPERATIONS AND SALE OF DISCONTINUED
    BUSINESS                                       $    (27,068)   $    (87,120)   $    (30,706)   $   (212,800)
                                                   ------------    ------------    ------------    ------------

DISCONTINUED OPERATIONS

    Profit (loss) from discontinued business
       operations net of income taxes                        --         (34,107)        (47,902)        (28,666)

    Gain on sale of discontinued operation
       net of income taxes                              214,219              --         214,219         438,479
                                                   ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                  $    187,151        (121,227)   $    135,611    $    197,013

OTHER COMPREHENSIVE INCOME:
   Unrealized holding gains                              11,875              --          11,875              --
                                                   ------------    ------------    ------------    ------------

COMPREHENSIVE INCOME (LOSS)                        $    199,026    $   (121,227)   $    147,486    $    197,013
                                                   ============    ============    ============    ============

   PRIMARY EARNINGS (LOSS) PER SHARE                        nil             nil             nil             nil
                                                   ============    ============    ============    ============
   FULLY DILUTED EARNINGS (LOSS) PER SHARE                  nil             nil             nil             nil
                                                   ============    ============    ============    ============


See Accompanying Notes to Financial Statements

See Accounts Review Report

                             LONE WOLF ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                                                 JUNE 30,        JUNE 30,
                                                                   2001            2000
                                                               ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                                           $    147,486    $         86
   Reconciliation of net income to net cash provided by
       operating activities
   Depreciation and amortization                                    150,120         123,711
   Issuance of common stock for services                              4,125              --
   Common received for sale of property and equipment              (410,000)             --
   Increase in carrying value of investments                        (11,875)             --
   Gain (loss) on sale of property and equipment                         --          (5,000)
   Book value of assets disposed                                    140,916
   (Increase) decrease from changes in:
       Deferred Taxes                                                89,000              --
       Accounts receivable                                          (20,134)       (690,896)
       Deposits                                                      (7,500)
   Increase (Decrease) from changes in:
       Accounts payable                                             (14,614)        751,317
       Accrued liabilities                                          (26,275)        487,935
       Prepayments and customer deposits                             22,169         (55,650)
       Other liabilities                                            (17,642)             --
                                                               ------------    ------------
                                                                     45,776         611,503
                                                               ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Cash received for property and equipment sold                         --           5,000
   Purchase of property and equipment                               (34,006)       (257,425)
                                                               ------------    ------------
                                                                    (34,006)       (252,425)
                                                               ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Change in notes receivable                                      (120,000)             --
   Change in notes payable                                          138,803         305,435
                                                               ------------    ------------
                                                                     18,803         305,435
                                                               ------------    ------------
NET INCREASE (DECREASE) IN CASH                                      30,573         664,513
CASH AT BEGINNING OF PERIOD                                              --          87,475
                                                               ------------    ------------
CASH AT END OF PERIOD                                          $     30,573    $    751,988
                                                               ============    ============


See Accompanying Notes to Financial Statements

See Accounts Review Report

                             LONE WOLF ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF BUSINESSES


Lone Wolf Energy, Inc. (formerly K&S Ventures) was incorporated on March 4, 1991 in the state of Colorado. In February 1999 the Company signed a Master Equipment Sales Agreement, (the "MESA") with Eagle Capital, Inc. (OTCBB:ECIC) to sell specialized equipment. The MESA called for the Company to provide fifteen pieces of equipment over the next three years. In February 2000 the Company terminated the MESA and sold the equipment it was financing under that agreement. Under the terms of the termination agreement and sale of the equipment the Company recorded notes receivable for $1,625,000 of which $775,000 had been collected as of June 30, 2001. The Company has filed court claim to collect the balance due on that contract. Eagle has file a counterclaim attempting to negate the original MESA. The company is vigorously defending the counterclaim and believes it will be successful in its defense. The Company has terminated the business of equipment leasing.

In March 2000 the Company purchased the assets of EP Distributing Company ("EPD") for $100,000 in cash and 1,000,000 shares of common stock valued at $40,000. EPD operated as a division of the Company. The division sells nutritional products, with its primary line being Earth Pharmacy brand products, and also brokers medical supplies. The acquisition was accounted for as a purchase. The company ceased this operation at the end of December 2000 and in May 2001 negotiated with the prior owners to transfer the assets of that division back to them. The company received a note for $125,000 to be paid over a term of three years and the return of the original one million shares common stock.

On May 11, 2000, the Company acquired ChurchLink.com, Inc., ("ChurchLink"). Thru the period ended March 31, 2001 ChurchLink operated as a subsidiary of the Company. ChurchLink has developed a software product that provides an online communications hub for churches and their members. The purchase price of ChurchLink was 100,000 shares of the Company's Common Stock. The terms of the acquisition provide that an additional 400,000 shares of the Company's Common Stock will be issued as churches subscribe to the service. The additional stock will be issued as follows:

    20,000 shares for each block of 100 churches up to 1,000 churches - 200,000 shares
    20,000 shares for each block of 300 churches from 1,000 to 2500 churches - 100,000 shares
    20,000 shares for each block of 500 churches from 2,500 to 5,000 churches - 100,000 shares

The fair market value of the shares issued was $28,000. The acquisition was accounted for as a purchase.

On April 12, 2001, the Company entered into an Exchange of Stock Agreement with Ricky Naylor a significant shareholder of the Company, whereby the Company exchanged all of the stock of its wholly owned subsidiary Churchlink.com, Inc. for 7,400,000 shares of the Company's common stock held by Mr. Naylor. The 7,400,000 shares of stock returned to the Company were valued at the quoted market price of $0.05 per share ($370,000) on the date of the transaction and will now be treated as treasury stock and reduces the outstanding common shares of the Company by approximately 20%.

                             LONE WOLF ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001


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

The Company's December 31, 2000 consolidated balance sheet includes the wholly owned subsidiary, Prestige and Prestige's wholly owned subsidiary, Zenex, and Churchlink. The Company's June 30, 2001 consolidated balance sheet includes the wholly owned subsidiary, Prestige and Prestige's wholly owned subsidiary, Zenex. The Company's consolidated statement of operations for the three and six months ended June 30, 2001 includes the pooled entity of Prestige and its wholly owned subsidiary Zenex, and Churchlink to the date of its disposition. The Company's consolidated statement of operations for the three and six months ended June 30, 2000 includes the pooled entity of Prestige and its wholly owned subsidiary Zenex, and the purchased entity of EPD and Churchlink from the dates of their purchase. The operations of all disposed entities in the periods presented are included under the heading of discontinued operations. All significant inter-company accounts have been eliminated in the consolidated financial statements.

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

                             LONE WOLF ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001



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

CONCENTRATIONS

In connection with providing long distance service to customers, Zenex has contractual agreements with certain carriers, which provide access to and usage of their long distance network. The contracts include an agreed-upon billing rate and a term for these services. During the periods ended June 30, 2001 and 2000 one vendor carried approximately 70% and 81% respectively of the Company's long-distance traffic. Although other carriers are available to provide access and usage of their long distance network, there are a limited number of such sources. Additionally the time required to efficiently transfer system connections makes the Company vulnerable to a risk of a near-term significant impact in the event of a natural disaster or any other termination of the carrier's service. However the Company has the ability to utilize back up systems in the event of the carriers termination of services.

Although Zenex has a significant number of customers, one customer accounted for approximately 68% and 82% of the Zenex revenue for the six months ended June 30, 2001 and 2000 respectively. This customer represents 46% of the accounts receivable at June 30, 2001. The loss of this customer would have a materially adverse impact on the company's revenues and operations.

The Company's receivables are from a small number of companies in the same industry, which are subject to business cycle variations. This concentration subjects the Company to a credit risk if the general industry or the companies fail to perform.

                             LONE WOLF ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001



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


RECLASSIFICATIONS

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

NOTE 2 - NOTES RECEIVABLE


At June 30, 2001 and December 31, 2001, the Company had                  JUNE 30,      DECEMBER 31,
   notes receivable as follows:                                            2000            2001
                                                                        ---------        ---------

      Due from an unrelated corporation, payable in minimum
      monthly installments of $50,000 plus interest at 12% with
      remaining principal due on August 1, 2001                   (a)   $ 551,657        $ 551,657

      Due from an unrelated individual, payable in monthly
      installments of $500 in July thru September 2001 $1,000 in
      September thru December 2001 and $1,500 from January 2002
      thru May 2004 with a balance of $104,500 due on June 1,
      2004. The total payments to be received are $153,500 without interest and the note amount is shown as the present value
      with an interest rate imputed at approximately 8%.                  120,000               --
                                                                        ---------        ---------
                                                                        $ 671,657        $ 551,667
                                                                        =========        =========

(a) The note due August 1, 2000 is for a total of $850,000. However, the Company has certain payment obligations upon the collection of the note. The note is included in the financial statements at the net realizable value to the Company after the payment of those obligations. The note is in default as of the date of these financial statements and the Company has filed suit for collection to which the maker has filed a counterclaim to void the contract from which the note originated. The Company believes it will be successful in collecting the full amount due.

                             LONE WOLF ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001


NOTE 3 - PROPERTY AND EQUIPMENT, ACCUMULATED DEPRECIATION AND AMORTIZATION

Property and equipment are recorded at cost. Expenditures for repairs and maintenance are charged to operations when incurred. Major improvements and renewals that extend the useful life of the related asset are capitalized and depreciated over the remaining useful life. Depreciation and amortization are computed for financial and income tax reporting purposes using straight-line and accelerated methods over estimated useful lives ranging from three years to ten years. Depreciation charged to operations was $120,810 and $104,256 for the six months ended June 30, 2001 and 2000. The following table summarizes the classifications of property and equipment; total accumulated depreciation and the related estimated useful lives:



PROPERTY AND EQUIPMENT                    COST               YEARS
----------------------                    ----               -----

Equipment                             $  1,491,901           5-10
Office software and equipment              193,007            5-7
Autos                                       32,525              5
Leasehold improvements                      19,667              5
                                      ------------
    Total                                1,733,353
Less accumulated depreciation              714,283
                                      ------------
    Net property and equipment        $  1,022,817
                                      ============


NOTE 4 - INTANGIBLE ASSETS

Goodwill represents the excess of the cost of assets acquired over the fair value at date of acquisition. Goodwill is being amortized on the straight-line method over fifteen years. Accumulated amortization at June 30, 2001 and December 31, 2000 totaled $168,842 and 147,863, and amortization expense of $19,435 and $9,062 was charged to operations for the six months ended June 30, 2001 and 2000 respectively.

Organization costs primarily include legal and professional fees associated with organizing operations. These costs are deferred and amortized using the straight-line method over five years. Accumulated amortization at June 30, 2001 and December 31, 2000 totaled $100,480 and $90,605. Amortization expense of $9,875 and $6,974 was charged to operations the six months ended June 30, 2001 and 2000 respectively.

                             LONE WOLF ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001


NOTE 5 - LONG-TERM DEBT


The company has notes payable at June 30, 2001 and December 31, 2000 as         JUNE 30,       DEC. 31,
   follows:                                                                       2001           2000
                                                                               ---------      ---------

   First National Bank of Midwest City, 9.5% note
   secured by all Zenex equipment and Zenex common
   stock, due in monthly installments of $5,227,
   including interest through January 2005.                                    $ 191,558      $ 216,869

   First National Bank of Midwest City, 9.75% note
   secured by all Zenex equipment and Zenex common
   stock, due in monthly installments of $2,124,
   including interest through March 2005.                                         79,558         86,741

   Payable to an individual, 9.5% note secured by all
   Zenex equipment and Zenex common stock, due in
   monthly installments of $6,302, including interest
   through February, 2006, carries a $2,000 per month
   penalty if not refinanced by September 30, 2001.                              280,229             --

   Federal Bank Centre, Tulsa, Oklahoma, 9.75% note
   secured by auto, due in monthly installments of
   $688 including interest, due May 30, 2005.                                     26,795         29,538

   Federal Bank Centre, Tulsa, Oklahoma, $450,000
   line of credit note with interest payable monthly
   at 1.5% over Wall Street Journal prime (currently
   9%), secured by all assets of Wolf Energy, Inc.
   and the personal guarantee of certain directors,
   due November 2001.                                                            170,001        407,927

   Payable to a corporation, 10% unsecured note, due
   in monthly installments of $4,465 including
   interest, due April, 2004.                                                    131,737             --
                                                                               ---------      ---------

                    Total                                                        879,878        741,075

                    Less Current Portion                                         334,875        476,996
                                                                               ---------      ---------

                    Long-Term Debt                                               545,003        264,079
                                                                               =========      =========

Estimated principal payments on the notes for each of the five years subsequent to March 31, 2001 are as follows:

                    2001                $252,698
                    2002                 172,538
                    2003                 189,976
                    2004                 172,393
                    2005                  85,556
                    2006                  12,453

                             LONE WOLF ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001


NOTE 6 - INCOME TAXES

At June 30, 2001, the Company had net operating losses of approximately $1,805,000 available to reduce future federal and state taxable income. Unless utilized, the carryforward amounts will begin to expire in 2012. For federal and state tax purposes, the Company's net operating loss carryforward amounts are subject to an annual limitation due to a greater than 50% change in stock ownership, as defined by federal and state tax law.

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

The following are components of the net deferred tax asset at:

                                                    June 30,      December 31,
                                                      2001            2000
                                                  ------------    ------------

Deferred tax liability on depreciation            $   (129,000)   $   (129,000)
Deferred tax assets for loss carryforewards            713,000         802,000
                                                  ------------    ------------
     Deferred tax asset                                584,000         673,000
Less valuation allowance                              (460,000)       (460,000)
                                                  ------------    ------------
     Net deferred tax asset                       $    124,000    $    213,000
                                                  ------------    ------------

The Company has established a valuation allowance for a portion of its net deferred tax assets because of limitations on the use of loss carryforwards due to ownership changes.

All Income tax provisions presented for the periods represent deferred taxes.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

                             LONE WOLF ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001


OPERATING LEASES

The Company leases its facilities under operating leases, which expire at various intervals through September 30, 2005. Under the terms of the leases the Company is responsible for its share of common area maintenance and operating expenses. Rent expense under operating leases for the six months ended June, 2001 and 2000 totaled $34,164 and $9,271.

As of June 30, 2001, the future minimum lease commitments under the leases were as follows:

            YEAR          AMOUNT
            ----         -------
            2001         $ 34,945
            2002           71,886
            2003           74,739
            2004           77,583
            2005           59,787
                         --------

                         $318,940
                         ========



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

Collected gross sales revenues through March 31, 2001 are approximately $9,125,000. Management expects the $ 10,000,000 gross sales revenue to be achieved in the year 2001.

                             LONE WOLF ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001


NOTE 8 - EARNINGS PER SHARE

                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                          JUNE 30,                      JUNE 30,
                                                    2001           2000           2001           2000
                                                ------------   ------------   ------------   ------------

Primary Earnings Per Share: (in thousands)
    Common shares outstanding                         27,508         34,570         27,508         34,570
                                                ============   ============   ============   ============
    Weighted average shares outstanding               28,185         32,220         33,907         30,033
                                                ============   ============   ============   ============
    Earnings per share                                   nil            nil            nil            nil
                                                ============   ============   ============   ============

Fully Diluted Earnings Per Share:
    Common shares outstanding                         27,508         34,570         27,508         34,570
                                                ============   ============   ============   ============
    Weighted average shares outstanding               28,185         33,039         33,907         30,839
                                                ============   ============   ============   ============
    Earnings per share                                   nil            nil            nil            nil
                                                ------------   ------------   ------------   ------------







NOTE 9 - STOCK OPTIONS

         In April 1999 a five year option was granted to Federal Bank Centre to purchase 500,000 shares of the Company's common for $0.15 per share in accordance with the terms of a loan agreement.


NOTE 10 - DISCONTINUED OPERATIONS

         In February 2000 the Company announced it had terminated its Master Equipment Sales Agreement (the MESA) with Eagle Capital International Ltd., Inc. and sold the equipment it was financing under that agreement. The MESA called for the Company to provide fifteen pieces of equipment over the next three years. Under the terms of the termination agreement and the sale of the equipment the company is to receive a total of $1,625,000. For the six months ended June 30, 2001 the company recorded a gain net of taxes under discontinued operations of $438,479.

         In its December 31, 2000 financial statements the Company disclosed that it had discontinued operations of E.P. Distributing Company (EP). The Division, based in Salt Lake City, Utah, sells nutritional products and brokers medical supplies. The Company recorded a loss after taxes of $139,030 as a result of discontinuing this operation which was recorded at December 31, 2000 under discontinued operations. In May of 2001 the Company reached an agreement with the former owners of E.P. Distributing to sell them the remaining assets of that division for the one million shares of stock it originally gave for the purchase of E.P. valued at $40,000 and a note discounted to $91,500. The gain of $79,500 after taxes is included under sale of discontinued operations in the current years financial statements.

                             LONE WOLF ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001


            On April 12, 2001, the Company entered into an Exchange of Stock Agreement with Ricky Naylor a significant shareholder of the Company, whereby the Company exchanged all of the stock of its wholly owned subsidiary Churchlink.com, Inc. (Churchlink) for 7,400,000 shares of the Company's common stock held by Mr. Naylor. The 7,400,000 shares of stock returned to the Company were valued at the quoted market price of $0.05 per share ($370,000) will now be treated as treasury stock and reduces the outstanding common shares of the Company by approximately 20%. The gain net of taxes of $134,719 from this transaction is recorded under discontinued operations in the current year financial statements.

            As a result of the disposition of these business segments, Lone Wolf has restated its prior year financial statements to present operating results of the Company on a comparable basis. Results of these operations for the three and six month periods ended June 30, 2001 and 2000 are as follows:

                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                          JUNE 30,                      JUNE 30,
                                                    2001           2000           2001           2000
                                                ------------   ------------   ------------   ------------

DISCONTINUED OPERATIONS
    Sales                                                 --         33,918             --         74,006
    Costs and expenses                                    --        (40,257)            --        (70,904)
    Research and development                              --        (50,768)       (79,902)       (50,768)
    Income tax benefit (expense)                          --         23,000         32,000         19,000
                                                ------------   ------------   ------------   ------------

    Profit (loss) from discontinued business
       operations net of income taxes           $         --        (34,107)       (47,902)        28,666
                                                ------------   ------------   ------------   ------------


         The net assets of Churchlink included in the accompany audited consolidated balance sheet as of December 31, 2000 consist of the following:


    Property, plant and equipment, net       $ 105,178
    Accounts payable                           (55,807)
    Other Assets                                28,000
                                             ---------
                                             $  77,371
                                             =========