Form 10QSB
period 2001-09-30
LONE WOLF ENERGY INC
filed 2001-11-14
CIK 928373

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                    For the quarter ended September 30, 2001

                           Commission File No. 0-24684

                             LONE WOLF ENERGY, INC.
                 (Name of small business issuer in its charter)

                                    Colorado
         (State or other jurisdiction of Incorporation or Organization)

                                   73-1587867
                      (IRS Employer Identification Number )

                          201 Robert S. Kerr. Suite 500
                          0klahoma City, Oklahoma 73102
                                 (405) 749-9999
        (Address, including zip code and telephone number, including area
                     Code of registrant's executive offices)

                               K&S VENTURES, INC.
                           (Former Name of Registrant)

      Securities registered under Section 12 (b) of the Exchange Act: none

         Securities registered under Section 12 (g) of the Exchange Act:

                         Common Stock, $0.001 par value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As November 5, 2001 there were 27,508,290 shares of the Company's common stock issued and outstanding.

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

RESULTS OF OPERATIONS

         The following tables set forth selected results of operations for the three and nine months ended September 30, 2001 and 2000, which are derived from the reviewed consolidated financial statements of the Company. The results of operations for the periods presented are not necessarily indicative of the Company's future operations.


                                                                FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                -----------------------------------------------------------------------
                                                              2001                                  2000
                                                ---------------------------------     ---------------------------------
                                                    AMOUNT            PERCENT             AMOUNT             PERCENT
                                                --------------     --------------     --------------     --------------
Revenues                                        $      895,974              100.0%    $    1,775,751              100.0%
Cost of Revenues                                       597,318               66.7%         1,393,822               78.5%
                                                --------------     --------------     --------------     --------------
Gross Profit                                           298,656               33.3%           381,929               21.5%
                                                --------------     --------------     --------------     --------------
Operating Expenses
    Selling, general and administrative                344,013               38.4%           293,108               16.5%
    Depreciation and amortization                       75,361                8.4%            77,632                4.4%
                                                --------------     --------------     --------------     --------------
Total operating expenses                               419,374               46.8%           370,740               20.9%
                                                --------------     --------------     --------------     --------------
                                                      (120,718)             (13.5)%           11,189                0.6%
                                                --------------     --------------     --------------     --------------
Other income (expense)
    Interest (net)                                     (16,974)              (1.9)%           17,675                1.0%
    Other                                              137,752                 --            (46,735)              (2.6)%
                                                --------------     --------------     --------------     --------------
                                                       120,778               13.5%           (29,060)              (1.6)%
                                                --------------     --------------     --------------     --------------
Income from continuing operations
    before taxes                                            60                0.0%           (17,871)              (1.0)%
Income tax benefit                                      (5,000)              (0.6)%            6,000                0.3%
                                                --------------     --------------     --------------     --------------
Income from continuing operations                       (4,940)              (0.6)%          (11,871)              (0.7)%
Discontinued operations
    Income from operations of discon-
      tinued operation net of taxes                         --                 --            (85,241)              (4.8)%
    Gain on sale of discontinued
      operation net of taxes                                --                 --                 --                 --
                                                --------------     --------------     --------------     --------------
Net income (loss)                               $       (4,940)              (0.6)%   $      (97,112)              (5.5)%
                                                --------------     --------------     --------------     --------------

                                                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                -----------------------------------------------------------------------
                                                               2001                                 2000
                                                ---------------------------------     ---------------------------------
                                                    AMOUNT             PERCENT            AMOUNT             PERCENT
                                                --------------     --------------     --------------     --------------
Revenues                                        $    3,070,781              100.0%    $    5,439,328              100.0%
Cost of Revenues                                     1,915,470               62.4%         4,292,568               78.9%
                                                --------------     --------------     --------------     --------------
Gross Profit                                         1,155,311               37.6%         1,146,760               21.1%
                                                --------------     --------------     --------------     --------------
Operating Expenses
    Selling, general and administrative              1,061,614               34.6%         1,026,239               18.9%
    Depreciation and amortization                      225,481                7.3%           202,427                3.7%
                                                --------------     --------------     --------------     --------------
Total operating expenses                             1,287,095               41.9%         1,228,666               22.6%
                                                --------------     --------------     --------------     --------------
                                                      (131,784)              (4.3)%          (81,906)              (1.5)%
                                                --------------     --------------     --------------     --------------
Other income (expense)
    Interest (net)                                     (57,614)              (1.9)%           20,819                0.4%
    Merger related costs                                    --                 --           (325,723)              (7.6)%
    Other                                              149,627                 --             12,139                0.2%
                                                --------------     --------------     --------------     --------------
                                                        92,013                3.0%          (292,765)              (5.4)%
                                                --------------     --------------     --------------     --------------
Income from continuing operations
    before taxes                                       (39,771)              (1.3)%         (374,671)              (6.9)%
Income tax benefit                                      16,000                0.5%           150,000                2.8%
                                                --------------     --------------     --------------     --------------
Income from continuing operations                      (23,771)              (0.8)%         (224,671)              (4.1)%
Discontinued operations
    Income from operations of discon-
      tinued operation net of taxes                    (47,902)              (1.6)%         (113,907)              (2.1)%
    Gain on sale of discontinued
      operation net of taxes                           214,219                7.0%           438,479                8.1%
                                                --------------     --------------     --------------     --------------
Net income (loss)                               $      142,546                4.6%    $       99,901                1.8%
                                                --------------     --------------     --------------     --------------



         All operating revenues and cost of revenues for the periods presented are from Zenex Communications, Inc. All other business segments previously included in operations have been disposed as of September 30, 2001 and their results are included under discontinued operations. The revenues for the three and nine months ended September 30, 2001 decreased by $880,000 and $2,369,000 or
49.5 % and 43.5% respectively from the same periods in 2000. The total volume of minutes sold in the three and nine months ended September 30, 2001 decreased 58.1% and 43.2% from the same periods in 2000. These decreases resulted from a change in the customer base in 2001 as compared to 2000. Also during the quarter ended September 30, 2001 the revenue from the Company's largest customer decreased by over 50% due to a downturn in that customers business. That customer previously accounted for approximately 70% of the Company's volume. During the past quarter management investigated possible acquisitions which could provide a marketing division to increase the volume of minutes. The Company has not been successful in locating a suitable partner at this time. Since the end of the quarter the Company has added its own sales staff and hopes to see significant results from the sales efforts in the first quarter of 2002. The Company has focused on business with higher gross profits and lower volumes, which when fully implemented will result in higher profit potential without costly capital improvements. The gross profit per minute for calls were 1.43 cents and 1.30 cents for the three and nine month periods ended September 30, 2001 compared to .76 cents and .70 cents for the same periods of 2000 or an increase of 88% and 86% respectively.

         Selling, general and administrative expenses increased significantly as a percent of revenue in both the three and nine month periods ended September 30, 2001 over the same periods in 2000 primarily because revenue was lower in 2001 as compared to 2000.

         Depreciation and amortization increased $23,054 for the nine months ended September 30, 2001 from the same period in 2000 and was the result of additional capital expenditures made in 2000 and 2001 to increase the Company's switch capacity.

         The increase in net interest in 2001 over 2000 was due to additional debt incurred by the Company in 2001 to finance capital expenditures over the past year and a reduction in interest income from notes held by the Company.

         Other income in the three and nine months ended September 30, 2001 is primarily a gain from the settlement of the debt due from Eagle Capital. Other expenses in the period ended September 30, 2000, which does not occur again in 2001, were primarily the costs involved in the merger of Lone Wolf and Prestige Investments.

         The losses attributable to discontinued operations in 2000 were from E.P. Distributing and Churchlink.com. and the Company's equipment leasing activities. The E.P. Distributing segment was closed at the end of 2000 and Churchlink.com was sold at the end of the first quarter in 2001. The Company's equipment leasing activities were sold in the first quarter of 2000. The losses attributable to discontinued operations in 2001 were all attributable to Churchlink.com.

         The gain on disposal of discontinued operations in 2000 was from the termination of the Company's Master Equipment Sales Agreement with Eagle Capital International, LTD. The Company had a net profit after taxes and expenses of $438,479 from this termination in the first quarter of 2000. The gain on sale of discontinued operations in 2001 is from the sale of EP Distributing and Churchlink .com.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's growth has been financed through the sale of equity securities and bank borrowings. Net cash provided from operations totaled $162,451 in the nine months ended September 30, 2001 as compared to cash provided from operations of $158,588 in the same period in 2000.

         At September 30, 2001, the Company had working capital of $160,136 compared to a deficit in working capital at December 31, 2000 of $(54,361) or an increase in working capital of $214,497 in the nine month period ended September 30, 2001. The increase in working capital is due to two new notes that were entered into in the nine months ended September 30, 2001 totaling $438,389. The new notes provided additional long-term debt of $294,207 after debt service payments and a provision for current portion on the new loans. The Company also had a depreciation and amortization deduction of $225,481 in the nine month period ended September 30, 2001 while outlays for new equipment totaled only $56,940.

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

                  On October 25, 2000, the Company entered into a one-year revolving loan commitment with Federal Bank Centre for $450,000 to be used in operating activities of the Company. As of September 30, 2001 the outstanding principal on this note was $1. Advances on this loan are based upon the Company not being in default on this Agreement, borrower or any guarantor not declaring bankruptcy or dying, no material adverse change in the Company's financial condition, or lender in good faith not deeming itself insecure. The outstanding principal amount of this loan bears interest at

1.5% over the Wall Street Prime (currently 7%) and is payable monthly. All assets of the Company and the guarantee of certain officers of the Company secure the loan. This credit line was renewed after the end of the period presented.

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

Collected gross sales revenues through September 30, 2001 are approximately $10,200,000. Management of Prestige has calculated the first payment of this buyout which is due December 30, 2001 to be approximately $237,000 and is currently attempting to arrange financing for the payment or extend the due date.

         As of the date of this report, other than as described above, the Company does not have any significant future capital commitments. The Company anticipates that existing loan commitments and funds to be generated from future operations will be sufficient to fund operations and future commitments.





PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On December 7, 2000, Lone Wolf filed a civil action in the United States District Court, Northern District of Oklahoma (Case number 00-CV-1040-K(M)) against Eagle Capital International, Inc. for the collection of a past due promissory note due Lone Wolf. The balance due on the note was $850,000 plus accrued interest. The suit was settled during the quarter ended September 30, 2001 with Lone Wolf receiving $500,000 in cash and an undisclosed number of shares of Eagle's outstanding common stock.

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

Date: November 12, 2001

                            INDEPENDENT REVIEW REPORT


Board of Directors and Stockholders
Lone Wolf Energy, Inc.

We have reviewed the accompanying consolidated balance sheet of Lone Wolf Energy, Inc. as September 30, 2001, and the related consolidated statements of income for the three and nine months ended September 30, 2001 and 2000 and the consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

A review of interim financial statements consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

The December 31, 2000 financial statements for Lone Wolf Energy, Inc. were audited by us and we expressed an unqualified opinion in our reports dated March 9, 2001, but we have not performed any auditing procedures since that date.



Sutton Robinson Freeman & Co., P.C..
Certified Public Accountants

Tulsa, Oklahoma
November 5, 2001

                             LONE WOLF ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000


                   ASSETS                           2001              2000
                                                -------------    -------------
CURRENT ASSETS
   Cash                                         $      90,188    $          --
   Accounts receivable                                456,042          599,903
   Current portion of notes receivable                     --          551,657
   Prepaid expenses                                     4,550            4,784
   Investment held for sale                           380,250               --
   Inventory                                           13,025            7,000
                                                -------------    -------------
                                                      944,055        1,163,344
                                                -------------    -------------

PROPERTY AND EQUIPMENT                              1,762,262        1,817,722
   Less accumulated depreciation                     (776,505)        (595,185)
                                                -------------    -------------
                                                      985,757        1,222,537
                                                -------------    -------------

OTHER
   Goodwill (net)                                     404,480          461,633
   Organization costs (net)                             1,594           14,890
   Investments                                             --            4,500
   Note receivable                                    120,000               --
   Deposits                                            18,228               --
   Deferred tax asset                                 119,000          213,000
                                                -------------    -------------
                                                      663,302          694,023
                                                -------------    -------------
                                                $   2,593,114    $   3,079,904
                                                =============    =============

See Accompanying Notes to Financial Statements

See Accountants Review Report

                             LONE WOLF ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                LIABILITIES & STOCKHOLDERS' EQUITY                      2001             2000
                                                                    -------------    -------------
CURRENT LIABILITIES
   Current portion of long-term debt                                $     170,807    $     476,996
   Accounts payable                                                       500,421          625,325
   Accrued expenses                                                        90,940           92,734
   Prepayments and customer deposits                                       21,751           22,650
                                                                    -------------    -------------
                                                                          783,919        1,217,705
                                                                    -------------    -------------
OTHER LIABILITIES
   Long-term debt -net of current portion                                 501,267          264,079
   Other liabilities                                                      216,000          242,862
                                                                    -------------    -------------
                                                                          717,267          506,941
                                                                    -------------    -------------

TOTAL LIABILITIES                                                       1,501,186        1,724,646
                                                                    -------------    -------------
STOCKHOLDERS' EQUITY
   Preferred stock ($0.001 par value, 20,000,000 shares
     authorized, no shares issued and outstanding)                                              --
   Common stock ($0.001 par value, 100,000,000 shares
     authorized, 36,808,290 shares issued and outstanding
     at September 30, 2001 and 36,495,790 issued and
     outstanding at December 31, 2000)                                     36,808           36,496
   Paid-in capital                                                      1,770,655        1,754,842
   Treasury stock (9,300,000 shares at Sept .30, 2001 and)               (428,000)          (6,000)
     600,000 shares at December 31, 2000 at cost)
   Unrealized Gain (Loss) on Available for Sale Securities                     --          (27,844)
   Retained earnings (deficit)                                           (287,535)        (402,236)
                                                                    -------------    -------------
                                                                        1,091,928        1,355,258
                                                                    -------------    -------------

                                                                    $   2,593,114    $   3,079,904
                                                                    =============    =============

See Accompanying Notes to Financial Statements

See Accountants Review Report

                             LONE WOLF ENERGY, INC.
                      CONSOLIDATED STATEMENTS of OPERATIONS
         FOR the THREE and NINE MONTHS ENDED SEPTEMBER 30, 2001 and 2000

                                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                     SEPTEMBER 30,
                                                              2001             2000             2001             2000
                                                          -------------    -------------    -------------    -------------
REVENUES                                                  $     895,974    $   1,775,751    $   3,070,781    $   5,439,328

OPERATING EXPENSES
  Cost of sales                                                 597,318        1,393,822        1,915,470        4,292,568
  Selling, general and administrative                           344,013          293,108        1,061,614        1,026,239
  Depreciation and amortization                                  75,361           77,632          225,481          202,427
                                                          -------------    -------------    -------------    -------------
                                                              1,016,692        1,764,562        3,202,565        5,521,234
                                                          -------------    -------------    -------------    -------------

OPERATING INCOME (LOSS)                                        (120,718)          11,189         (131,784)         (81,906)
                                                          -------------    -------------    -------------    -------------
OTHER INCOME (EXPENSE)
  Interest income (expense)                                     (16,974)          17,675          (57,614)          20,819
  Merger related costs                                               --          (41,735)              --         (325,723)
  Gain (loss) on sale of securities                             (14,364)              --          (14,364)              --
  Other income                                                  136,147           (5,000)         136,147           12,139
                                                          -------------    -------------    -------------    -------------
                                                                104,809          (29,060)          64,169         (292,765)
                                                          -------------    -------------    -------------    -------------
NET INCOME (LOSS) FROM OPERATIONS
  BEFORE INCOME TAXES                                           (15,909)         (17,871)         (67,615)        (374,671)
  Income Tax (Expense) Benefit                                   (5,000)           6,000           16,000          150,000
                                                          -------------    -------------    -------------    -------------
NET INCOME (LOSS) BEFORE
  DISCONTINUED OPERATIONS                                 $     (20,909)   $     (11,871)   $     (51,615)   $    (224,671)
                                                          -------------    -------------    -------------    -------------


See Accompanying Notes to Financial Statements

See Accounts Review Report

                             LONE WOLF ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                                         2001             2000             2001              2000
                                                     ------------    ------------    ------------    ------------
NET INCOME (LOSS) BEFORE DISCONTINUED
  OPERATIONS AND SALE OF DISCONTINUED
  BUSINESS                                           $    (20,909)   $    (11,871)   $    (51,615)   $   (224,671)
                                                     ------------    ------------    ------------    ------------
DISCONTINUED OPERATIONS

  Profit (loss) from discontinued business
    operations net of income taxes                             --         (85,241)        (47,902)       (113,907)

  Gain on sale of discontinued operation
    net of income taxes                                        --              --         214,219         438,479
                                                     ------------    ------------    ------------    ------------
NET INCOME (LOSS)                                    $    (20,909)        (97,112)   $    114,702    $     99,901

OTHER COMPREHENSIVE INCOME:
  Unrealized holding gains                                  1,605              --          13,480              --
  Reclassification adjustment                              14,364              --          14,364              --
                                                     ------------    ------------    ------------    ------------
COMPREHENSIVE INCOME (LOSS)                          $     (4,940)   $    (97,112)   $    142,546    $     99,901
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


See Accompanying Notes to Financial Statements

See Accountants Review Report

                             LONE WOLF ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                         SEPTEMBER 30,    SEPTEMBER 30,
                                                                              2001            2000
                                                                         -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income (Loss)                                                    $     142,546    $      99,901
    Reconciliation of net income to net cash provided by
      operating activities
    Depreciation and amortization                                              225,481          203,312
    Issuance of common stock for services                                        4,125               --
    Common stock received for sale of property and equipment                  (410,000)              --
    Gain (loss) on sale of property and equipment                                   --           (5,000)
    Book value of assets disposed                                              140,916
    (Increase) decrease from changes in:
      Deferred Taxes                                                            94,000           64,000
      Accounts receivable                                                      143,861         (888,755)
      Inventory                                                                 (6,025)        (242,436)
      Prepaid expenses                                                             234
      Deposits                                                                 (18,228)         (29,284)
    Increase (Decrease) from changes in:
      Accounts payable                                                        (124,904)         850,228
      Accrued liabilities                                                       (1,794)         313,857
      Prepayments and customer deposits                                           (899)         (46,786)
      Other liabilities                                                        (26,862)        (160,449)
                                                                         -------------    -------------
                                                                               162,451          158,588
                                                                         -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Goodwill in businesses acquired                                                 --          (89,732)
    Cash received for property and equipment sold                                   --            5,000
    Increase in carrying value of investments                                 (375,750)              --
    Purchase of property and equipment                                         (59,168)        (379,836)
                                                                         -------------    -------------
                                                                              (434,918)        (464,568)
                                                                         -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                                                        --          555,500
    Change in notes receivable                                                 431,657         (248,683)
    Change in notes payable                                                    (69,002)         (48,495)
                                                                         -------------    -------------
                                                                               362,655          258,322
                                                                         -------------    -------------
NET INCREASE (DECREASE) IN CASH                                                 90,188          (47,658)
CASH AT BEGINNING OF PERIOD                                                         --          108,921
                                                                         -------------    -------------
CASH AT END OF PERIOD                                                    $      90,188    $      61,263
                                                                         =============    =============


See Accompanying Notes to Financial Statements


See Accountants Review Report

                             LONE WOLF ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF BUSINESSES


Lone Wolf Energy, Inc. (formerly K&S Ventures) was incorporated on March 4, 1991 in the state of Colorado. In February 1999 the Company signed a Master Equipment Sales Agreement, (the "MESA") with Eagle Capital, Inc. (OTCBB:ECIC) to sell specialized equipment. The MESA called for the Company to provide fifteen pieces of equipment over the next three years. In February 2000 the Company terminated the MESA and sold the equipment it was financing under that agreement. Under the terms of the termination agreement and sale of the equipment the Company received $1,625,000 in cash and notes receivable.

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

                             LONE WOLF ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


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

The Company's December 31, 2000 consolidated balance sheet includes the wholly owned subsidiary, Prestige and Prestige's wholly owned subsidiary, Zenex, and Churchlink. The Company's September 30, 2001 consolidated balance sheet includes the wholly owned subsidiary, Prestige and Prestige's wholly owned subsidiary, Zenex. The Company's consolidated statement of operations for the three and nine months ended September 30, 2001 includes the pooled entity of Prestige and its wholly owned subsidiary Zenex, and Churchlink to the date of its disposition. The Company's consolidated statement of operations for the three and nine months ended September 30, 2000 includes the pooled entity of Prestige and its wholly owned subsidiary Zenex, and the purchased entity of EPD and Churchlink from the dates of their purchase. The operations of all disposed entities in the periods presented are included under the heading of discontinued operations. All significant inter-company accounts have been eliminated in the consolidated financial statements.

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

                             LONE WOLF ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


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

CONCENTRATIONS

In connection with providing long distance service to customers, Zenex has contractual agreements with certain carriers, which provide access to and usage of their long distance network. The contracts include an agreed-upon billing rate and a term for these services. During the three and nine months ended September 30, 2001 one vendor carried approximately 92% and 82% respectively of the Company's long-distance traffic. Although other carriers are available to provide access and usage of their long distance network, there are a limited number of such sources. Additionally the time required to efficiently transfer system connections makes the Company vulnerable to a risk of a near-term significant impact in the event of a natural disaster or any other termination of the carrier's service. However the Company has the ability to utilize back up systems in the event of the carriers termination of services.

Although Zenex has a significant number of customers, one customer accounted for approximately 43% and 61% of the Zenex revenue for the three and nine months ended September 30, 2001. This customer represents 32% of the accounts receivable at September 30, 2001. The loss of this customer would have a materially adverse impact on the company's revenues and operations.

                             LONE WOLF ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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


RECLASSIFICATIONS

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

NOTE 2 - NOTES RECEIVABLE


At September 30, 2001 and December 31, 2000, the Company had                           SEPTEMBER 30,      DECEMBER 31,
  notes receivable as follows:                                                              2001               2000
                                                                                      ---------------   ---------------
  Due from an unrelated corporation, payable in minimum monthly installments of
  $50,000 plus interest at 12% with remaining principal due on August 1, 2001                           $       551,657

  Due from an unrelated individual, payable in monthly instalments of $500 in July thru September 2001, $1,000 in September thru December 2001 and $1,500 from
  January 2002 thru May 2004 with a balance of $104,500 due on June 1, 2004. The total payments to be received are $153,500 without interest and the note amount
  is shown as the present value with an interest rate imputed at approximately 8%.            120,000                --
                                                                                      ---------------   ---------------
                                                                                      $       120,000   $       551,667
                                                                                      ---------------   ---------------

                             LONE WOLF ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 3 - PROPERTY AND EQUIPMENT, ACCUMULATED DEPRECIATION AND AMORTIZATION

Property and equipment are recorded at cost. Expenditures for repairs and maintenance are charged to operations when incurred. Major improvements and renewals that extend the useful life of the related asset are capitalized and depreciated over the remaining useful life. Depreciation and amortization are computed for financial and income tax reporting purposes using straight-line and accelerated methods over estimated useful lives ranging from three years to ten years. Depreciation charged to operations was $183,032 and $158,557 for the nine months ended June 30, 2001 and 2000. The following table summarizes the classifications of property and equipment; total accumulated depreciation and the related estimated useful lives:



            PROPERTY AND EQUIPMENT                           COST          YEARS
            -------------------------------------------   -----------   -----------
            Equipment                                     $ 1,510,485          5-10
            Office software and equipment                     199,585           5-7
            Autos                                              32,525             5
            Leasehold improvements                             19,667             5
                                                          -----------
                  Total                                     1,762,262
            Less accumulated depreciation                     776,505
                                                          -----------
                  Net property and equipment              $   985,757
                                                          ===========


NOTE 4 - INTANGIBLE ASSETS

Goodwill represents the excess of the cost of assets acquired over the fair value at date of acquisition. Goodwill is being amortized on the straight-line method over fifteen years. Accumulated amortization at September 30, 2001 and December 31, 2000 totaled $178,560 and 147,863, and amortization expense of $30,697 and $29,681 was charged to operations for the nine months ended September 30, 2001 and 2000 respectively.

Organization costs primarily include legal and professional fees associated with organizing operations. These costs are deferred and amortized using the straight-line method over five years. Accumulated amortization at September 30, 2001 and December 31, 2000 totaled $103,901 and $90,605. Amortization expense of $13,296 and $15,074 was charged to operations the nine months ended September 30, 2001 and 2000 respectively.

                             LONE WOLF ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 5 - LONG-TERM DEBT

The company has notes payable at September 30, 2001 and December 31, 2000 as              SEPT. 30,          DEC. 31,
  follows:                                                                                  2001               2000
                                                                                        --------------   --------------
  First National Bank of Midwest City, 9.5% note secured by all Zenex equipment and Zenex common stock, due in monthly installments of $5,227, including
  interest through January 2005                                                         $      180,093   $      216,869

  First National Bank of Midwest City, 9.75% note secured by all Zenex equipment and Zenex common stock, due in monthly installments of $2,124, including
  interest through March 2005                                                                   75,108           86,741

  Payable to an unrelated individual, 9.5% note secured by all Zenex equipment and
  Zenex common stock, due in monthly installments of $6,302, including interest
  through February, 2006, carries $2,000 per month additional interest if not                  272,061               --
  refinanced by September 30, 2001

  Federal Bank Centre, Tulsa, Oklahoma, 9.75% note secured by auto, due in monthly
  installments of $688 including interest, due May 30, 2005                                     25,373           29,538

  Federal Bank Centre, Tulsa, Oklahoma, $450,000 line of credit note with interest payable monthly at 1.5% over Wall Street Journal prime (currently
  7.5%), secured by all assets of Wolf Energy, Inc. and the personal
  guarantee of certain directors, due November 2001                                                  1          407,927

  Payable to an unrelated corporation, 10% unsecured note, due in
  monthly installments of $4,465 including interest, due April, 2004                           119,438               --
                                                                                        --------------   --------------
       Total                                                                                   672,074          741,075

       Less Current Portion                                                                    170,807          476,996
                                                                                        --------------   --------------
       Long-Term Debt                                                                          501,267          264,079
                                                                                        ==============   ==============


Estimated principal payments on the notes for each of the five years subsequent to September 30, 2001 are as follows:

                          2001                    $   39,158
                          2002                       172,538
                          2003                       189,976
                          2004                       172,393
                          2005                        85,556
                          2006                        12,453

                             LONE WOLF ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 6 - INCOME TAXES

At September 30, 2001, the Company had net operating losses of approximately $1,684,000 available to reduce future federal and state taxable income. Unless utilized, the carryforward amounts will begin to expire in 2012. For federal and state tax purposes, the Company's net operating loss carryforward amounts are subject to an annual limitation due to a greater than 50% change in stock ownership, as defined by federal and state tax law.

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

The following are components of the net deferred tax asset at:

                                                           September 30,       December 31,
                                                               2001                2000
                                                          ---------------    ---------------
Deferred tax liability on depreciation                    $      (129,000)   $      (129,000)
Deferred tax assets for loss carryforwards                        708,000            802,000
                                                          ---------------    ---------------
Deferred tax asset                                                579,000            673,000
Less valuation allowance                                         (460,000)          (460,000)
                                                          ---------------    ---------------
Net deferred tax asset                                    $       119,000    $       213,000
                                                          ---------------    ---------------


The Company has established a valuation allowance for a portion of its net deferred tax assets because of limitations on the use of loss carryforwards due to ownership changes.

All Income tax provisions presented for the periods represent deferred taxes.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Customer Billing Service

On June 1, 1999, Zenex entered into a billing service agreement with a third party outsource service provider. The agreement extends for a period of forty-two (42) months. Under the terms of the agreement the service fee is $2,750 per month for recording up to 750,000 detail call records per month The additional monthly fee for call records in excess of 750,000 is on a declining scale of .00395 cents to .00310 cents per record.

                             LONE WOLF ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


OPERATING LEASES

The Company leases its facilities under operating leases, which expire at various intervals through September 30, 2005. Under the terms of the leases the Company is responsible for its share of common area maintenance and operating expenses. Rent expense under operating leases for the nine months ended September 30, 2001 and 2000 totaled $50,429 and $15,346.

As of September 30, 2001, the future minimum lease commitments under the leases were as follows:

        YEAR                      AMOUNT
        ----                    ----------
        2001                    $   18,680
        2002                        71,886
        2003                        74,739
        2004                        77,583
        2005                        59,787
                                ----------
                                $  302,675
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

Collected gross sales revenues collected through September 30, 2001 are approximately $10,200,000. Management of Prestige has calculated the first payment of this buyout which is due December 30, 2001 to be approximately $237,000 and is currently attempting to arrange financing for the payment or extend the due date.

                             LONE WOLF ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 8 - EARNINGS PER SHARE

                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                             SEPTEMBER 30,                SEPTEMBER 30,
                                                         2001            2000          2001           2000
                                                     ------------   ------------   ------------   ------------
Primary Earnings Per Share:(in thousands)
  Common shares outstanding                                27,508         35,886         27,508         35,886
                                                     ============   ============   ============   ============
  Weighted average shares outstanding                      27,508         35,886         32,344         30,957
                                                     ============   ============   ============   ============
  Earnings per share                                          nil            nil            nil            nil
                                                     ============   ============   ============   ============
Fully Diluted Earnings Per Share:
  Common shares outstanding                                27,508         35,886         27,508         35,886
                                                     ============   ============   ============   ============
  Weighted average shares outstanding                      27,508         35,886         32,344         31,596
                                                     ============   ============   ============   ============
  Earnings per share                                          nil            nil            nil            nil
                                                     ------------   ------------   ------------   ------------


NOTE 9 - STOCK OPTIONS

         In April 1999 a five year option was granted to Federal Bank Centre to purchase 500,000 shares of the Company's common for $0.15 per share in accordance with the terms of a loan agreement.


NOTE 10 - DISCONTINUED OPERATIONS

         In February 2000 the Company announced it had terminated its Master Equipment Sales Agreement (the MESA) with Eagle Capital International Ltd., Inc. and sold the equipment it was financing under that agreement. The MESA called for the Company to provide fifteen pieces of equipment over the next three years. Under the terms of the termination agreement and the sale of the equipment the company is to receive a total of $1,625,000. For the nine months ended September 30, 2000 the company recorded a gain net of taxes under discontinued operations of $438,479.

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

                             LONE WOLF ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

         As a result of the disposition of these business segments, Lone Wolf has restated its prior year financial statements to present operating results of the Company on a comparable basis. Results of these operations for the three and nine month periods ended September 30, 2001 and 2000 are as follows:


                                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                                              2001           2000            2001             2000
                                                          ------------   ------------    ------------    ------------
DISCONTINUED OPERATIONS
  Sales                                                             --         74,004              --         148,010
  Costs and expenses                                                --       (123,434)             --        (194,338)
  Research and development                                          --       (102,812)        (79,902)       (153,580)
  Income tax benefit (expense)                                      --         61,000          32,000          80,000
                                                          ------------   ------------    ------------    ------------
  Profit (loss) from discontinued business
    operations net of income taxes                        $         --        (91,242)        (47,902)       (119,908)
                                                          ------------   ------------    ------------    ------------



         The net assets of Churchlink included in the accompany audited consolidated balance sheet as of December 31, 2000 consist of the following:


Property, plant and equipment, net              $    105,178
Accounts payable                                     (55,807)
Other Assets                                          28,000
                                                ------------
                                                $     77,371
                                                ============