Form 10KSB
period 2001-12-31
ZENEX TELECOM INC
filed 2002-04-15
CIK 928373

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


   X          Annual Report Pursuant to Section 13 or 15 (d) of the
--------                Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 2001

                                       or

            Transition Report Pursuant to Section 13 or 15 (d) of the
--------                Securities Exchange Act of 1934

                         Commission File Number: 0-24684

                               ZENEX TELECOM, INC.
                 (Name of small business issuer in its charter)

               Colorado                                      73-1587867
       (State of incorporation)                       (I.R.S. Employer ID no.)
     201 Robert S. Kerr, Suite 500
        Oklahoma City, Oklahoma                                73102
(Address of Principal Executive Offices)                     (Zip Code)

         Issuer's telephone number, including area code: (405) 749-9999

                             LONE WOLF ENERGY, INC.
                           (Former Name of Registrant)

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
           Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK (PAR VALUE $0.001 PER SHARE)
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues of issuer for its most recent fiscal year: $3,617,389

Aggregate market value of voting stock held by non-affiliates as of March 29, 2002: $819,535 (13,658,921 shares at $.06 per share).

Shares of Common Stock outstanding as of March 29, 2002:  29,508,290.

                       DOCUMENTS INCORPORATED BY REFERENCE

Our definitive proxy statement in connection with the Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.

                                     PART I

         The terms "Zenex", "we", "our" and "us" and other similar terms refer to Zenex Telecom, Inc. and its direct and indirect subsidiaries, unless we specify otherwise. Zenex (R) is our registered trademark. All other trade names, trademarks and product names in this report are the property of their respective owners. We are incorporated under the laws of the State of Colorado. Our executive offices are located at 201 Robert S. Kerr, Suite 500, Oklahoma City, Oklahoma 73102 and our telephone number is 405-749-9999.

                           FORWARD-LOOKING STATEMENTS

         This annual report on Form 10-KSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which can be identified by the use of forward-looking terminology such as: "may", "might", "could", "would", "believe", "expect", "intend", "plan", "seek", "anticipate", "estimate", "project" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this annual report on Form 10-KSB, including without limitation, the statements under "Item 1. Business" and "Item 6. Management's Discussion and Analysis or Plan of Operation" and located elsewhere herein regarding our financial position and liquidity are forward-looking statements. These forward-looking statements also include, but are not limited to:

         o        our ability to expand Zenex's business and make it profitable;

         o retention of our existing customer base and our ability to attract new customers;

         o our ability to compromise an obligation owed to the former owners of Zenex Communication;

         o effects of rapid changes within the industry and the impact of new services and products that we might introduce;

         o        actions of our competitors; and

         o statements regarding our anticipated revenues, expense levels, liquidity and capital resources and projections of when we will achieve break-even or positive operating cash flow.

         Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations (Cautionary Statements), are disclosed in this annual report on Form 10-KSB. Important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to:

         o competition in the industry and markets in which we operate, especially from larger competitors offering more sophisticated products;

         o loss of existing customers or decreases in their demand, which might arise from factors beyond our control;

         o        our failure to increase revenues and find additional capital;

         o our inability to compromise or defer the obligation owing to Zenex Communication's former owners;

         o        changes or advances in technology;

         o        changes in government regulation; and

         o        general economic and business conditions.

         These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements. See "Risk Factors" under "Item 6. Management's Discussion and Analysis or Plan of Operation" included herein for further information regarding risks and uncertainties related to our businesses.

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

         We are engaged primarily in the wholesale of telephone long distance minutes. Our minutes and related services are generally sold to distributors and switchless resellers. Many of the minutes are sold to retailers of calling cards. We own our own switch and an Interactive Voice Response (IVR) platform. We use the IVR platform for the calling cards and for a variety of commercial telephony services. We conduct our business through a subsidiary, Zenex Long Distance, Inc., which does business as Zenex Communications, Inc. ("Zenex Communications").

         Before November 2001, Zenex was called Lone Wolf Energy, Inc. Lone Wolf's management bought and sold several other types of businesses, all of which have been sold or discontinued except for Zenex Communications. We acquired Zenex Communications in June 2000. Zenex Communications was incorporated in 1994 in Oklahoma.

         In March 2002, in a change of control, current management replaced Lone Wolf's management. Fireball Enterprises, LLC, bought 7,645,435 shares of our common stock from a group of selling shareholders, which included Marc W. Newman, the former President and Chief Executive Officer, and Douglas A. Newman, the former Chief Financial Officer and Secretary. The transaction terminated all the Newmans' ownership in Zenex and they resigned as officers and directors. The purchase increased Fireball's share ownership to 15,045,434 shares, which represents 51.0% of the outstanding shares.

         Fireball paid the selling shareholder group $100,000 in cash for the shares. For the termination of the Newmans' employment agreements and a release of the obligations under the agreements, we transferred to the Newmans our shares in Eagle Building Technologies, Inc. We had obtained shares in Eagle in an August 2001 settlement of litigation and believe the shares had nominal value. See "Legal Proceedings" below.

         The new Board of Directors consists of Tim Aduddell (Chairman), Ron Carte and Debra G. Morehead. Mr. Aduddell is a principal of Fireball. Mr. Carte is the new Chief Executive Officer and President of Zenex. Ms. Morehead is the new Chief Financial Officer. Brian D. Gustas, the President of Zenex Communications, continues in that capacity.

NEW MANAGEMENT'S STRATEGY

         New management will focus on the development of Zenex Communication's business, which we believe will lead to profitability. Our strategy involves the diversification of our customer base, expanding our sale of long distance minutes in non-calling card markets, developing additional IVR services, and strengthening our capital base. Pursuit of our strategy may include the acquisition of other telecommunication businesses as a means of increasing our telephony services and products, expanding markets and increasing efficiencies.

ZENEX COMMUNICATIONS

         Wholesale long distance minutes. We wholesale both "inbound" and "outbound" long distance service on a "per minute" basis. Most of our sales historically have been made to distributors of prepaid and postpaid calling cards. With a prepaid card, the end-user buys a card typically in denominations of less than $25. The card will afford the user a certain number of minutes of long distance calling time. To activate the card, the user peels a tape off the card or scratches off an opaque substance to reveal the card's "pin", or personal identification number. The user then places a call by dialing the 800 number printed on the card, followed by the card pin number and the desired long distance number. The user is prompted when dialing by a voice generated by our IVR equipment. When the user has consumed the allotted number of long distance minutes, the card expires automatically.

         Postpaid calling cards function in a similar manner, with the difference being that the user is typically billed at the end of the month for the long distance time. Postpaid cards are typically requested by organizations for distribution to their employees for business use. Like prepaid cards, there is usually a limit imposed on the number of long distance minutes available for all of the postpaid cards furnished to an organization.

         We sell long distance minutes primarily to wholesale distributors that do not own a switch or calling card platform. For example, we may generate for a wholesale distributor one million pin numbers or calling cards, which the wholesaler sells to a distributor. The distributor then sells the cards to individual store chains, convenience stores, and other ultimate sources for end-user purchases of prepaid cards. We are expanding our one plus, long distance services in non-calling card markets. We believe that these non-calling card markets offer opportunities for significant growth, and we intend to pursue these markets actively.

         We purchase our long distance minutes from long distance carriers. We connect directly with our contracted long distance carriers and buy minutes of use on a monthly basis. In general, there are many sources for these minutes. We currently buy minutes directly or indirectly through Qwest, Emeratus, and St. Andrews and others. Like many competitors, we are not "locked in" to a set price for long distance minutes and can terminate our long distance carrier contracts if the contracted carrier increases our per-minute rate by more than five percent.

         With our current switching equipment, we believe that we could increase our existing call traffic by a factor of four to five times. To grow beyond that point would require significant capital expenditures and no assurances can be given that we can raise the amount of capital needed.

         Interactive voice response (IVR) services. We offer a number of telephony services utilizing IVR. IVR is most easily described as the prerecorded human voice, activated by the telephone's touch-tone pad, that takes a caller through a directory. The synthesized voice is commonly referred to as "text-to-speech".

         Businesses use IVR in various ways, such as for customer service and marketing and sales. IVR services are designed to handle routine calls, which greatly reduce the personnel cost traditionally associated with such calls. Several companies sell IVR software and equipment. We offer IVR services to businesses that do not want to invest in the software and equipment. Our IVR services tend to be more tailored to customer needs than the common "canned" IVR product. We combine IVR services with our long distance service to serve multiple line needs and to provide multiple types of services via an 800 number through our phone switch. See Item 2. Description of Properties.

         IVR does not require that a caller say anything. Our system selects pre-recorded voice messages to play to the caller to prompt the caller to do something, such as "please enter your calling card number now," "please enter your account number," or "press `1' for customer service."

         Our IVR services are used in the wholesale sale of long distance minutes to distributors of prepaid and postpaid calling cards, automatic call direction, automated customer service, information lines, automated telemarketing, and automated product ordering. The following describes our IVR services.

         o Automatic Call Direction. We offer automated call direction or "call-forwarding" services. For example, our system may prompt the caller to dial "1" to find the person now, or to dial "2" to leave a message. If "1" is dialed, our system will automatically forward the call to the client's pre-instructed phone number. We market our automatic call direction services primarily to small businesses.

         o Automated Customer Service. Automated customer service assistance involves the creation of recordings that ask a series of questions about the service problems most frequently experienced by end-users of the client's products or services. If the caller dials the appropriate response with respect to a particular prerecorded service message, our IVR equipment then plays a prerecorded message giving suggested solutions to the problem. By using this service, customer service providers typically experience a significant reduction in the number of personnel needed to respond to customer service inquiries. We market our automated customer service services to businesses of all sizes.

         o Information Lines. We automate information lines by creating recordings for our clients that provide information to callers. For example, a client in the seminar production business may use our service to advertise an 800 number to obtain information about upcoming seminars. When a call comes in, our IVR system will say: "For a complete listing of upcoming seminars in your area, please enter your area code." When the caller enters the area code, the system plays the recording designated by the client for the caller's area. We market our information line services to businesses of all sizes.

         o Automated Telemarketing. We offer automated telemarketing services. For example, our system can place multiple telemarketing calls on behalf of a client. If our system detects that an answering machine has answered the call, the system will leave a message for the homeowner to call the client's 800 number. If the system detects that a person has answered the call, the system will ask the person to hold while a live person comes on the line. While some of our competitors offer "canned" IVR software platforms, we individually tailor and construct the software required to meet our clients' specific needs. We market our automated telemarketing services primarily to small businesses.

         o Automated Product Ordering. We provide automated product-ordering services. For example, our client may use the system to advertise an 800 number to order concert tickets. When a call comes in to order tickets, our system will ask for the caller's credit card number, validate the credit card, and process the transaction. We market our automated products ordering services primarily to small businesses and as an adjunct to businesses engaged in E-commerce.

         A majority of the long distance minutes that pass through our switch also pass through our IVR platform. Most of these minutes are calling card minutes. Non-calling card minutes account for approximately 15% of the minutes passing through our IVR platform. We deliver our IVR services under contracts that are terminable by either party with little or no notice.

         New Service Offerings. Our marketing strategy includes an expansion of our switched long distance. To accommodate higher volumes, we recently completed work to fully automate our customer support systems and integrate our databases with those of our provider carriers and our wholesale and distributor customers. By automating the system and integrating databases, the system permits seamless data transfers for such functions as long distance orders and billings. The web-based system is designed to mimic through its software the service functionality of facilities-based systems without the facility. We believe the system provides much greater efficiencies for our long distance customers and enhances our competitive position.

MARKETING STRATEGIES

         We market our long distance and IVR services primarily through direct sales, trade journal ads, and attendance at trade shows and conventions. We employ a marketing and sales staff and retain independent marketing and sales agents who are paid on a commission basis.

         We seek to capture and retain clients by offering superior client service, support and responsiveness. Because we have our own source code to our IVR platform, we are in a better position to make changes to the functionality of software than some of our competitors that offer only "canned" software. We believe our relatively small size enables us to interact with our clients on a more personal level. Unlike some of our competitors, we currently have extra capacity to meet additional demand for our services.

         In 2000, a single customer accounted for approximately 76% of our revenues. In 2001, our customer suffered the loss of a significant customer, which caused it to decrease its minutes. In December 2001, this customer accounted for 16% of our monthly revenues. As a result, our minutes and revenues dropped substantially in 2001. We believe this customer's usage has stabilized and we anticipate no further declines. In response to this development, we are diversifying our customer base and expanding our markets. We are actively marketing our services and believe that we can achieve a positive cash flow by the fourth quarter of 2002. See Item 6. Management's Discussion and Analysis or Plan of Operation.

COMPETITION

         The telecommunications industry is highly competitive and we face intense competition with respect to our calling card and IVR service offerings. Many of our current and potential competitors have financial, technical, personnel and other resources, including brand name recognition, substantially greater than our resources. There has also been, and we believe there will continue to be, significant merger and joint venture activity and the creation of strategic alliances within the telecommunications industry that will result in competitors with even greater financial resources and other competitive advantages. In addition, rapidly evolving technology, and new applications of existing technology, may also provide competitors in our markets with significant competitive advantages over us. We cannot provide any assurance that we will be able to respond to such competitive pressures or that competition will not have a material adverse effect our business. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products and services than we can.

         We compete primarily based on pricing, quality of service and customer loyalty. Our ability to compete effectively will depend on our ability to maintain high quality services at prices generally equal to or below those charged by our competitors. If our competition lowers prices or we are otherwise forced to lower our prices, we will be adversely affected.

REGULATION

         Overview. Our services are subject to federal, state and local regulation. We hold various federal and state regulatory authorizations. The Federal Communications Commission (FCC) exercises jurisdiction over telecommunications common carrier services to the extent the carriers provide, originate and/or terminate interstate or international communications. The FCC also establishes rules and has other authority over certain issues related to local telephone competition. State regulatory commissions retain jurisdiction over telecommunications carriers to the extent they provide, originate or terminate intrastate communications. Local governments may require we to obtain licenses, permits or franchises in order to use the public rights of way or obtain zoning approvals necessary to install and operate our networks.

         Federal Regulation. The FCC categorizes us as a non-dominant carrier, and as a result we are subject to relatively limited regulation of our interstate and international services. Tariffing and certain general policies and rules apply, as well as certain reporting requirements, but our rates are not subject to prior FCC approval. We have all the operating authority required by the FCC to conduct long distance and international business at present. Additionally, as a non-dominant carrier, we may install and operate additional facilities for the transmission of domestic and international interstate communications without additional FCC, authorization, except to the extent that radio licenses or international authorizations are required or that installation of a facility raises certain environmental impact issues under the FCC's rules. The FCC also imposes prior approval requirements on transfers of control and assignments of radio and microwave licenses and authorizations for the provision of international telecommunications services. The FCC has the authority generally to condition, modify, cancel, terminate or revoke licenses and operating authority for failure to comply with federal laws and/or the rules, regulations and policies of the FCC. Fines or other penalties also may be imposed for such violations. We cannot provide any assurance that the FCC or third parties will not raise issues with regard to our compliance with applicable laws and regulations.

         State Regulation. We are also subject to various state laws and regulations. Most public utility commissions require providers like us to obtain authority from the commission before the initiation of intrastate service. We have been certified to provide interexchange toll services throughout the continental United States. Interexchange authority (sometimes referred to as intraLATA authority) allows us to provide toll services within each of the lower 48 states. In those states that require tariffs, we have tariffs setting forth the terms, conditions and prices for services that are classified as intrastate. We are also required to update or amend our tariffs when we adjust our rates or add new products, and we are subject to various reporting and record-keeping requirements. Many states also require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunications operations, assignment of carrier assets, carrier stock offerings and the incurring by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations and policies of state regulatory authorities. Fines or other penalties also may be imposed for such violations. We cannot provide any assurance that state utilities commissions or third parties will not raise issues with regard to our compliance with applicable laws or regulations.

         Future Regulation. From time to time, federal or state legislators propose legislation that could affect us, either beneficially or adversely. We cannot provide any assurance that federal or state legislation will not be enacted, or that regulations will not be adopted or actions taken by the FCC or state regulatory authorities that might adversely affect our business.

DISCONTINUED OPERATIONS

         Zenex's name was changed in November 2001 from Lone Wolf Energy, Inc., and new management assumed control in March 2002. Before these events, Lone Wolf's management bought and sold several other types of businesses, all of which have been sold or discontinued except for Zenex Communications.

           In February 1999, we signed a master equipment sales agreement with Eagle Capital International, Ltd. to sell and lease specialized equipment. We terminated the agreement a year later, and litigation ensued. We recorded a note receivable for $1,625,000 in 2000, of which $775,000 had been collected before settlement. We settled the matter in August 2001 with Zenex receiving $500,000 in cash and 50,700 shares of Eagle's outstanding common stock.

         In March 2000, we purchased the assets of EP Distributing Company for $100,000 in cash and 1.0 million shares of common stock valued at $40,000. EPD sold nutritional products and brokered medical supplies. We ceased operations in December 2000, and negotiated a settlement with the sellers in which we tendered back the assets and they returned the 1.0 million shares of common stock and gave us a note for $125,000 payable over a three-year term.

         In May 2000, we acquired ChurchLink.com, Inc. for 100,000 shares of common stock valued at $28,000. ChurchLink.com had developed an Internet-based product for communications between churches and their members. In April 2001, we transferred ChurchLink.com to Ricky Naylor in exchange for 7,400,000 shares of our common stock held by Mr. Naylor. The sale of Churchlink.com to Mr. Naylor was valued at $370,000.

EMPLOYEES

         On March 29, 2002, we had 11 full time employees. Our future performance depends in significant part upon the continued service of our key technical and management personnel and our continuing ability to attract and retain highly qualified and motivated personnel in all areas of our operations. Competition for qualified personnel is intense. We provide no assurance that we can retain key managerial and technical employees or that we can attract, assimilate or retain other highly qualified personnel in the future. Our employees are not represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

ITEM 2. DESCRIPTION OF PROPERTY

FACILITIES

         The offices are occupied under a lease agreement with BOK Plaza Associates, LLC, which expires August 31, 2005, and requires payment of monthly rent of $5,694. We consider the space in which our offices are occupied to be adequate for our current needs. In the event we are required to relocate our office upon termination of the existing lease, we believe other office space is available under favorable leasing terms in Oklahoma City.

EQUIPMENT

         We own a Harris 20/20 telecom switch and software and approximately 40 computers that interface with the switch. Currently, we have approximately 180 T-1 lines connected to our switch. With our current switching equipment, we believe that we could increase our existing call traffic by a factor of four to five times. To grow beyond that point would require significant capital expenditures and no assurances can be given that we can raise the amount of capital needed.

ITEM 3. LEGAL PROCEEDINGS

         We are not currently a party to any material litigation or other legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Zenex held an annual meeting of shareholders on November 15, 2001. Management proposed several items, including proposals to change the Company's state of incorporation from Colorado to Oklahoma through a reincorporation, to adopt a 2001 stock option plan, and to change the Company's name from Lone Wolf Energy, Inc. to Zenex Telecom, Inc. Management also ask the shareholders to ratify the appointment of Sutton, Robinson, Freeman & Co., P.C. as the independent auditors for 2002. Management solicited proxies for the meeting, and there was no solicitation in opposition. The votes were cast as follows:

                  PROPOSAL                          FOR                 WITHHELD                ABSTAIN
                  --------                          ---                 --------                -------

        Reincorporation                           9,635,167            11,764,873                10,000

        Stock option plan                         9,419,800            11,918,840                71,400

        Name change                              14,449,534            11,665,273                25,000

        Independent auditors                     14,410,934            11,675,873                53,000

         Management nominated the following persons to serve as directors, all of whom were listed in the Proxy Statement. All nominees were re-elected for a one-year term. Votes were cast as follows:

                  NOMINEE                           FOR                 WITHHELD                ABSTAIN
                  -------                           ---                 --------                -------

        Marc W. Newman                            14,068,267            10,919,565               801,975

        Douglas A. Newman                         14,068,267            10,919,565               801,975

        Brian Gustas                              14,265,632            10,717,200               801,975

                                     PART II

ITEM 5. MARKET FOR OUR COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         Our Common Stock is traded on the OTC Bulletin Board and is quoted under the symbol "ZENX". The following table sets forth, for the periods presented, the high and low bid quotations in the over-the-counter market as quoted on the OTC Bulletin Board. The bid quotations reflect inter-dealer prices without adjustment for retail markups, markdowns, or commissions and may not reflect actual transactions. Before our name change on November 29, 2001, the ticker symbol had been "LWEI".

                                                  2001                            2000
                                          --------------------           ---------------------
               QUARTER ENDED              LOW             HIGH           LOW              HIGH
               -------------              ---             ----           ---              ----
         March 31                         $0.05          $0.07           $0.04           $1.09
         June 30                          $0.05          $0.05           $0.17           $0.81
         September 30                     $0.01          $0.03           $0.13           $0.38
         December 31                      $0.01          $0.06           $0.03           $0.19

HOLDERS OF OUR COMMON STOCK

         At the date of this report, we believe there are in excess of 300 shareholders of our common stock.

DIVIDEND POLICY

         Our dividend policy is to retain earnings to support the expansion of operations. We do not intend to pay cash dividends in the foreseeable future. Any future cash dividends will depend on our future earnings, capital requirements, financial condition and other factors deemed relevant by the Board of Directors.

PENNY STOCK TRADING RULES

         Our common stock is subject to the penny stock trading rules. These rules impose additional duties and responsibilities upon broker-dealers recommending the purchase of a penny stock (by a purchaser that is not an accredited investor as defined by Rule 501(a) promulgated by the Commission under the 1933 Act) or the sale of a penny stock. Among such duties and responsibilities, with respect to a purchaser who has not previously had an established account with the broker-dealer, the broker-dealer is required to (i) obtain information concerning the purchaser's financial situation, investment experience, and investment objectives and (ii) make a reasonable determination that transactions in the penny stock are suitable for the purchaser and the purchaser (or his independent adviser in such transaction has sufficient knowledge and experience in financial matters and may be reasonably capable of evaluating the risks of such transactions, followed by receipt of a manually signed written statement which sets forth the basis for such determination and which informs the purchaser that it is unlawful to effectuate a transaction in the penny stock without first obtaining a written agreement to the transaction.

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

         The penny stock trading rules affect your ability to resell our stock because of the additional duties and responsibilities imposed upon the broker-dealers and salespersons recommending and effecting sale and purchase transactions in such securities. Many broker-dealers will not effect transactions in penny stocks, except on an unsolicited basis, in order to avoid compliance with the penny stock trading rules. The penny stock trading rules consequently may materially limit or restrict the liquidity typically associated with other publicly traded equity securities.

         In this connection, the holder of Common Stock may be unable to obtain on resale the quoted bid price because a dealer of group of dealers may control the market in such securities and may set prices that are not based on competitive forces. Furthermore, at times there may be a lack of bid quotes which may mean that the market among dealers is not active, in which case a holder of Common Stock may be unable to sell such securities. Because market quotations in the over-the-counter market are often subject to negotiation among dealers and often differ from the price at which transactions in securities are effected, the bid and asked quotations of the Common Stock may not be reliable.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

         The following discussion should be read in conjunction with our financial statements and notes thereto.

RESULTS OF OPERATIONS

         The revenues for 2001 were $3,617,389 compared to revenues of $6,650,483 for 2000. The decrease was attributable to a substantial decline in the long distance usage of our largest customer, whose usage accounted for 76% of our 2000 revenues and 54% of our 2001 revenue. This customer's usage declined throughout 2001. Its usage accounted for only 16% of our December 2001 revenues. The decline was attributable to the bankruptcy of this customer's largest user and was unrelated to our services.

         The decline in revenue resulted in an operating loss of $541,321 for 2001, which was reduced by a gain of $135,813 on the settlement of claims against Eagle Capital (see footnote 2), the application of income tax benefits of $193,000, and net gains on the sale of discontinued operations of $166,317. The loss was increased by the write-off of shares held by us. After these adjustments, our comprehensive loss for the year was $367,763.

         As revenues decreased, costs of sales fell also. Because of efforts to focus on higher margin business, costs of sales as a percentage were lower in 2001 (65%) than in 2000 (77%). Selling, general and administrative expenses, however, increased $168,593 from 2000 to 2001. The increase was due in part to the addition of sales and other personal to increase marketing and enhance products and services. Such expense also increased as the result of higher compensation and other payments to former management.

         As usage dropped, we began developing a response. In the fourth quarter of 2001, we added our own sales staff and began investigating other potential long distance markets. Our present strategy for restoring revenues and attaining a positive cash flow and profitability is discussed below.

LIQUIDITY AND CAPITAL RESOURCES

         The reductions in usage have clearly affected operating results and strained our cash resources. At December 31, 2001, we had a working capital deficit of $805,931 compared to a deficit in working capital at December 31, 2000 of $54,361. Our stockholders' equity had decreased from $1,355,258 (44% of assets) to $581,618 (23% of assets). In addition, at December 31, 2001 and at present, we are in default under an earn-out obligation owing to the former owners of Zenex Communication for $317,647. At present, we have limited financial resources and are operating at a cash deficit. For these reasons, our independent auditors have indicated doubt about our ability to continue as a going concern.

         As an interim measure, we have obtained a $250,000 line of credit from a commercial bank with the personal guarantees of our Chairman of the Board and President and Chief Executive Officer. We believe that this credit line will suffice to cover our cash needs through the third quarter, at which time we expect to be operating with positive cash flow. Our financial projections assume that we are able to compromise the earn-out obligation in a manner that will not require a cash outlay.

         If our revenues increase as anticipated, our working capital requirements may also increase, principally due to timing differences between our payments to personnel and suppliers and the receipt of customer payments. These timing differences may require that we obtain cash from sources other than operations, such as from borrowings or stock sales. With limited financial resources, obtaining this cash may be difficult.

STRATEGY FOR INCREASING REVENUES

         As revenues declined in 2001, we developed a strategy for increasing revenues and attaining profitability. Our strategy involves only Zenex Communication. While we may explore the acquisition of telecommunications companies or assets that compliment Zenex, we do not intend to explore opportunities in other areas.

         Our strategy involves several objectives, including increasing revenues, decreasing costs, improving efficiencies and enhancing functionality and services. To increase revenues, we have added sales and marketing staff, are diversifying our customer base, especially in non-calling card long distance markets, and have added new products and services and enhanced existing products and services. We intend to focus heavily on an expansion of our switched long distance service.

         To decrease costs, we revamped the executive management structure following the March 2002 change of control. We have also negotiated lower rates from long distance carriers (providers) and have established better pricing for our international toll traffic.

         Despite falling revenues, we continued to work on development during 2001. This work has improved our efficiencies and enhanced back-office functionality and services. Most notable is our recent completion of a web-based, customer support and database integration system. The proprietary system software fully automates customer services and establishes interfaces between our database and those of our provider carriers and customers to facilitate ordering, billing and database management. We have also improved our billing systems, improved the least cost routing platform to help ensure the lowest cost for long distance traffic, and built a proprietary 800 routing and fraud control system to prevent unauthorized usage. We are also introducing a conference calling product through our IVR platform.

         Because of decreased usage and the scalability of our new systems and services, we have substantial capacity and can increase our existing call traffic by a factor of four to five times without significant additional costs.

         We believe these steps will increase our marketing opportunities, foster customer loyalty and enhance our competitive position. These steps have begun to generate increased traffic, especially during the first quarter of 2002. These initial results lead us to expect that we can attain a positive cash flow in the third quarter.

                                  RISK FACTORS

         You should carefully consider the risks described below in evaluating our businesses.

OUR MARKET IS SUBJECT TO RAPID TECHNOLOGICAL AND BUSINESS CHANGES AND TO COMPETE SUCCESSFULLY, WE MUST CONTINUALLY INTRODUCE NEW AND ENHANCED SERVICES THAT ACHIEVE BROAD MARKET ACCEPTANCE.

         The market for our products and services is characterized by rapid technological and business changes and shifting customer demand for new products, applications and services. To compete successfully, we must continually enhance our existing telecommunications offerings, related software and customer services, and develop new applications in a timely and cost-effective manner. If we fail to introduce new products and services that achieve broad market acceptance, or if we do not adapt our existing products and services to customer demands, our business could be significantly harmed. In addition, current competitors or new market entrants may offer products, applications or services that are better adapted to changing technology or customer demands and that could render our products and services unmarketable or obsolete.

NONE OF OUR PAST THREE YEARS HAVE BEEN PROFITABLE AND WE MAY NOT ACHIEVE OR SUSTAIN OPERATING PROFITABILITY OR POSITIVE CASH FLOW FROM OPERATING ACTIVITIES.

         We have incurred $741,014 in losses in the past three years. Numerous factors contributed to these losses. We believe that a substantial contributing factor was the acquisition of various businesses without a coherent strategy or goal. Since the change of control in March 2002, we are focusing on the development of Zenex Communication's business, which we believe will lead to profitability. Our strategy involves the diversification of our customer base, expanding our sale of long distance minutes in non-calling card markets, developing additional IVR services, and strengthening our capital base. Pursuit of our strategy may include the acquisition of other telecommunication businesses as a means of increasing our telephony services and products, expanding markets and increasing efficiencies. Our success will depend upon many factors, including our ability to market our services, open new markets and manage customer turnover rates. If we do not achieve and maintain a positive cash flow from operating activities on a timely basis, we may not be able to meet our debt service requirements or otherwise continue to operate.

WE MAY NEED MORE CAPITAL AND A DELAY OR FAILURE TO OBTAIN ADDITIONAL CAPITAL COULD AFFECT OUR OPERATIONS.

         Our 2001 revenue declined substantially because of unexpected reductions in long distance minutes by our largest customer. We believe the usage has now stabilized and we anticipate no further declines. Due to this decline, we are currently operating at a loss. In addition, we are currently in default on an earn-out obligation of $317,647 to the former owners of Zenex Communications. To address the decline in customer minutes, we have developed and are implementing a revised marketing strategy to diversify our customer base and expand our markets. But achieving our objectives will take time, and we anticipate further losses in the interim. We have arranged for bridge financing, which we believe will suffice until we obtain a positive cash flow from operations. Regarding the earn-out obligation, we are attempting to negotiate some form of compromise that would alleviate the immediate demand on our cash resources. We are hopeful that we can obtain an acceptable compromise with the former owners, but we have not settled the matter to date and can give no assurance that an acceptable compromise can be obtained.

         Additional funds would be required, however, in the event of:

         o significant departures from our current business plan, including delays or failures in opening new markets and increasing revenues as projected;

         o        a demand for immediate payment of the earn-out obligation;

         o        further declines in our customer base; or

         o        unforeseen unanticipated expenses.

         Due to our highly leveraged capital structure, recent declines in revenue, lack of profitability and defaulted obligations, additional financing may not be available or, if available, may not be obtained on a timely basis or on terms acceptable to us or within limitations permitted under our existing debt covenants. Failure to obtain additional financing, should the need for it develop, could result in the delay or abandonment of our business strategy, and we may be unable to fund our ongoing operations.

SIGNIFICANT COMPETITION IN TELECOMMUNICATIONS SERVICES IN OUR MARKETS MAY CAUSE US TO LOSE CUSTOMERS.

         We face, or will face, significant competition in the markets in which we currently provide long distance and IVR-based telephony services. Many of our competitors and potential competitors have substantially greater financial, customer support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. We cannot be sure that we will have the resources or expertise to compete successfully. Compared to us, our competitors may be able to:

         o develop and expand their product and service offerings more quickly;

         o adapt to new or emerging technologies and changing customer needs faster;

         o take advantage of acquisitions and other opportunities more readily;

         o negotiate more favorable long distance or other provider agreements;

         o devote greater resources to the marketing and sale of their products; and

         o        address customers' service-related issues more adequately.

         Some of our competitors may also be able to provide customers with additional benefits at lower overall costs or to reduce their gross margins aggressively in an effort to increase market share. We cannot be sure that we will be able to match cost reductions by our competitors. In addition, we believe that there is likely to be consolidation in our markets, which could lead to increased price competition and other forms of competition that could cause our business to suffer.

         A continuing trend toward combinations and strategic alliances in the communications industry could give rise to significant new competitors. This could cause us to lose customers and impede our ability to attract new customers.

WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE NEW TECHNOLOGIES OR RESPOND EFFECTIVELY TO CUSTOMER REQUIREMENTS.

         The communications industry is subject to rapid and significant changes in technology, frequent new service introductions and changes in consumer preferences. We cannot predict the effect of these changes on our industry or us. Technological developments may reduce the competitiveness of our services and require unbudgeted upgrades or the procurement of additional services that could be expensive and time consuming. If we fail to adapt successfully to changes or obsolescence or fail to obtain cess to important new technologies, we could lose customers and be limited in our ability to attract new customers.

IF OUR CUSTOMER SERVICE SYSTEMS ARE UNABLE TO MEET EXPECTATIONS, WE MAY LOSE BUSINESS.

         Our success relies heavily on our ability to meet or exceed customer expectations. Our customer service plays a vital role in meeting these expectations. We cannot assure you that our systems, and those of third-party vendors upon whom we rely, will meet the expectations of our customers or the end-users of our products and services. If they fail to perform as expected, we could lose business. The following could prevent our back office and customer care systems from meeting expectations:

         o        delays in connecting long distance carriers to our system;

         o our failure to anticipate customer consumption of long distance services;

         o        our failure to identify key information and processing needs;

         o        our failure to integrate products or services effectively;

         o        our failure to upgrade systems as necessary; or

         o our failure to attract and retain qualified systems support personnel.

BUSINESS ACQUISITIONS, DISPOSITIONS OR JOINT VENTURES ENTAIL NUMEROUS RISKS AND MAY DISRUPT OUR BUSINESS, DILUTE SHAREHOLDER VALUE OR DISTRACT MANAGEMENT ATTENTION.

         As part of our business strategy, we consider acquisitions of, or significant investments in, businesses that offer complimentary telecommunication products and services. Such acquisitions could materially adversely affect our operating results and/or the price of our common stock. Acquisitions also entail numerous risks, including:

         o        unanticipated costs and liabilities;

         o difficulty of assimilating the operations, products and personnel of the acquired business;

         o the diversion of management's attention from the core business; and

         o impairment of relationships with acquired employees and customers occurring as a result of integration of the acquired business.

         To the extent that shares of our stock or the rights to purchase stock are issued in connection with any future acquisitions, dilution to our existing shareholders will result. Any future acquisitions may not generate additional revenue or provide any benefit to our business, and we may not achieve a satisfactory return on our investment in any acquired businesses.

OUR SHARES MAY BE CONSIDERED A "PENNY STOCK" WITHIN THE MEANING OF RULE 3a-51-1 OF THE SECURITIES EXCHANGE ACT, WHICH AFFECTS YOUR ABILITY TO SELL YOUR SHARES.

         Our shares will be subject to the Penny Stock Reform Act, which will affect your ability to sell your shares in the secondary market. This act defines shares such as ours as

"penny stocks" since they are not listed on a nationally approved exchange or the NASDAQ, do not meet certain minimum financing requirements, or do not have a bid price of at least $5.00 per share. Broker-dealer practices in connection with transactions in "penny stocks" are regulated by the SEC. Rules associated with transactions in penny stocks include the following:

         o        the delivery of standardized risk disclosure documents;

         o the provision of other information such as current bid/offer quotations, compensation to be provided broker-dealer and salesperson, monthly accounting for penny stocks held in the customers account;

         o written determination that the penny stock is a suitable investment for purchaser;

         o        written agreement to the transaction from purchaser.

These disclosure requirements and the wide fluctuations that "penny stocks" often experience in the market may make it difficult for you to sell your shares in the secondary market.

OUR STOCK PRICE HAS DECLINED AND MAY SUFFER FUTURE VOLATILITY, IMPAIRING YOUR ABILITY TO SELL YOUR SHARES AT OR ABOVE PURCHASE PRICE.

         The market price for our common stock has declined during the last year. Trading volumes are relatively small. Until and unless we can make Zenex profitable, our stock price will likely be highly volatile. The volatility of our stock could be subject to continued wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

         o        announcements of developments relating to our business;

         o        fluctuations in our operating results;

         o investors' reactions to acquisition announcements or our forecasts of future results;

         o        general conditions in the telecommunications industry;

         o        changes in the national or worldwide economy;

         o changes in legislation or regulation affecting the telecommunications industry; and

         o        changes in our relationships with our customers and suppliers.

         In addition, stock prices of telecommunications companies in general have experienced extreme price fluctuations in recent years, which have often been unrelated to the operating performance of affected companies. We cannot assure you that the market price of our common stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to our performance.

OUR CHAIRMAN OF THE BOARD OF DIRECTORS CONTROLS 51% OF OUR COMMON STOCK AND IS ABLE TO DETERMINE MATTERS REQUIRING SHAREHOLDER APPROVAL.

         As of March 29, 2002, Fireball Enterprises, LLC owned 15,045,434 shares of Zenex's common stock, which represents 51.0% of the outstanding shares. Tim Aduddell, Zenex's Chairman of the Board of Directors, is a principal of Fireball and is deemed to beneficially own these shares. As a result, Fireball directly and Mr. Aduddell indirectly have the ability to determine the outcome of matters requiring shareholder approval. Fireball's ownership could have the effect of discouraging or preventing a change in control of Zenex.

GOVERNMENT REGULATION OF THIRD PARTY LONG DISTANCE AND NETWORK SERVICE ENTITIES ON WHICH WE RELY MAY HARM OUR BUSINESS.

         Our telecommunications services are part of a complex and interrelated web of long distance carriers, regional Bell operating companies (RBOCs), local exchange carriers (LECs), and competitive local exchange carriers (CLECs). We rely on certain carriers to provide network services to our customers and to provide us with billing information. We also sell to certain carriers. Long distance services are subject to extensive and uncertain governmental regulation on both the federal and state level. We cannot assure that the increase in regulations will not harm our business. The market for long distance services is experiencing, and is expected to continue to experience significant price competition, and this may cause a decrease in end-user rates. We cannot assure you that we will be able to negotiate lower rates with provider carriers if end-user rates decrease or that we will be able to extend our contracts with provider carriers at favorable prices. We cannot assure you that we will be able to maintain adequate margins on the long distance minutes we sell to carriers. Our ability to expand our long distance services could be harmed if we are unable to secure reliable long distance services from provider carriers, if these entities are unwilling or unable to provide telecommunications services and billing information to us on favorable terms, or if price competition becomes too great to maintain adequate margins on our sales to carriers. The carriers with whom we do business may experience financial difficulties, up to and including bankruptcies, which could harm our ability to market telecommunications services successfully.

ITEM 7. FINANCIAL STATEMENTS

         The financial statements are presented beginning on page F-1 thru F-24 of this report

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There have been neither changes in nor disagreements with accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required in response to this Item is incorporated herein by reference to our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

ITEM 10. EXECUTIVE COMPENSATION

         The information required in response to this Item is incorporated herein by reference to our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required in response to this Item is incorporated herein by reference to our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required in response to this Item is incorporated herein by reference to our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         Exhibit No.       Description of Exhibit

         3.1 Amended and Restated Articles of Incorporation of Zenex and filed as an exhibit to our Form S-3 Registration Statement filed with the Commission on August 2, 2000 is incorporated herein by this reference.

         3.2 Amended and Restated Bylaws of Zenex, filed as an exhibit to our Form 8-K filed with the Commission on August 2, 2000, is incorporated herein by this reference.

         3.3 Amendment to the Articles of Incorporation of Lone Wolf Energy, Inc. changing the name to Zenex Telecom, Inc. effective November 29, 2001, which is incorporated herein by this reference from the Form 8-K filed November 28, 2001.

         10.1 Agreement and Plan Reorganization dated May 5, 2000, by and among Lone Wolf Energy, Inc., Prestige Investments, Inc., Zenex Long Distance, Inc., and others, filed as an exhibit to our Form 8-K filed with the

                           Commission on May 19, 2000 is incorporated herein by this reference.

         10.2 Plan and Agreement of Merger dated May 5, 2000, by and among Lone Energy, Inc., Lone Wolf Acquisition Sub I, Inc., ChurchLink.com, Inc. and Switchless Resellers Services, Inc. filed as an exhibit to our Form S-3 Registration Statement filed with the Commission on August 2, 2000 is incorporated herein by this reference.

         10.3 Registration Rights Agreement dated May 5, 2000, by and between Lone Energy, Inc. and Switchless Reseller Services, Inc. filed as an exhibit to our Form S-3 Registration Statement filed with the Commission on August 2, 2000 and incorporated herein by this reference.

         10.4 Service Agreement dated as of February 16,2000, by and between Lone Wolf Energy, Inc. and Ensynq, Inc. filed as an exhibit to our Form S-3 Registration Statement filed with the Commission on August 2, 2000 and incorporated herein by this reference.

         10.5 Employment Agreement dated as of January 1, 2000, by and between Lone Wolf Energy, Inc. and Marc W. Newman, as amended by letter agreement dated June 20, 2000 filed as an exhibit to our Form S-3 Registration Statement filed with the Commission on August 2, 2000 and incorporated herein by this reference.*

         10.6 Employment Agreement dated as of January 1, 2000, by and between Lone Wolf Energy, Inc. and Douglas A. Newman, as amended by letter agreement dated June 20, 2000 filed as an exhibit to our Form S-3 Registration Statement filed with the Commission on August 2, 2000 and incorporated herein by this reference.*

         10.7 Employment Agreement dated as of November 28, 2000 by and between Lone Wolf Energy, Inc. Zenex Long Distance, Inc. and Brian Gustas, filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2000, and incorporated herein by this reference.*

         10.8 Stock Purchase Agreement executed as of March 7, 2002, filed as an exhibit to a Form 8-K on March 19, 2002, and incorporated herein by this reference.

         21.1              Subsidiaries of Zenex

----------

         * Denotes a management contract or compensatory plans or arrangements.

(b) Reports on Form 8-K:

         We filed a Form 8-K on November 28, 2001, to report the change of our name from Lone Wolf Energy, Inc. to Zenex Telecom, Inc., effective November 21, 2001, and the change of our ticker symbol for trading on the OTC Bulletin Board will change from "LWEI" to "ZENX".

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.


April 12, 2002                          Zenex Telecom, Inc.



                                        By: /s/ Ron Carte
                                           -------------------------------------
                                                         Ron Carte
                                           President and Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               NAME                                TITLE                                DATE
               ----                                -----                                ----

/s/ Tim Aduddell                      Chairman of the Board of Directors            April 12, 2002
---------------------------------


/s/ Ron Carte                         President, Chief Executive                    April 12, 2002
---------------------------------     Officer, and Director


/s/ Debra G. Morehead                 Secretary/Treasurer and Chief                 April 12, 2002
---------------------------------     Financial Officer and a Director

                               ZENEX TELECOM, INC.
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000




                                    Contents




Independent Auditors' Report......................................................................................F-3


Audited Financial Statements:

     Consolidated Balance Sheets................................................................................F-4-5
     Consolidated Statements of Operations......................................................................F-6-7
     Consolidated Statements of Cash Flows........................................................................F-8
     Consolidated Statements of Stockholders' Equity..............................................................F-9
     Notes to the Financial Statements........................................................................F-10-24

                          INDEPENDENT AUDITORS' REPORT





Board of Directors and Stockholders
Zenex Telecom, Inc.

We have audited the accompanying consolidated balance sheets of Zenex Telecom, Inc. (formerly Lone Wolf Energy, Inc.) as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and the disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2001 and 2000 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zenex Telecom, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has had a significant decline in revenue from a major customer and is in default on certain provisions of a purchase agreement. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.


Sutton Robinson Freeman & Co., P.C.
Certified Public Accountants

Tulsa, Oklahoma
March 15, 2002

                               ZENEX TELECOM, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                     ASSETS



                                                       2001            2000
                                                   ------------    ------------
CURRENT ASSETS
  Cash                                             $        339    $         --
  Accounts receivable                                   331,139         599,903
  Current portion of notes receivable                    21,717         551,657
  Deposits                                               13,478           4,784
  Inventory                                              25,750           7,000
  Assets held for sale                                   64,368              --
                                                   ------------    ------------
                                                        456,791       1,163,344
                                                   ------------    ------------

PROPERTY AND EQUIPMENT                                1,766,540       1,817,722
  Less accumulated depreciation                        (839,187)       (595,185)
                                                   ------------    ------------
                                                        927,353       1,222,537
                                                   ------------    ------------
OTHER
  Goodwill (net)                                        713,703         461,633
  Notes receivable-net of Current Portion               120,000              --
  Organization costs (net)                                   --          14,890
  Investments                                                --           4,500
  Deferred tax asset                                    296,000         213,000
                                                   ------------    ------------
                                                      1,129,703         694,023
                                                   ------------    ------------

                                                   $  2,513,847    $  3,079,904
                                                   ============    ============



See Accompanying Notes to Financial Statements
See Accountants' Report

                               ZENEX TELECOM, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000


                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                                   2001            2000
                                                               ------------    ------------
CURRENT LIABILITIES
  Current portion of long-term debt                            $    429,688    $    476,996
  Accounts payable                                                  420,896         625,325
  Zenex stock acquisition payable (note 10)                         317,647              --
  Accrued expenses                                                   83,138          92,734
  Prepayments and customer deposits                                  11,353          22,650
                                                               ------------    ------------
                                                                  1,262,722       1,217,705
                                                               ------------    ------------

OTHER LIABILITIES
  Long-term debt net of current portion                             452,131         264,079
  Other liabilities                                                 217,376         242,862
                                                               ------------    ------------
                                                                    669,507         506,941
                                                               ------------    ------------

TOTAL LIABILITIES                                                 1,932,229       1,724,646
                                                               ------------    ------------

STOCKHOLDERS' EQUITY
  Preferred stock ($0.001 par value, 20,000,000 shares
    authorized, no shares issued and outstanding)                        --              --
  Common stock ($0.001 par value, 100,000,000 shares
    authorized, 27,508,290 shares issued and outstanding
    at December 31, 2001 and 36,495,790 issued and
    outstanding at December 31, 2000)                                27,508          36,496
  Paid-in capital                                                 1,351,953       1,754,842
  Treasury stock (3,000 shares @ $0.02 at December 31, 2000)             --          (6,000)
  Unrealized gain (loss) on available for sale securities          (270,882)        (27,844)
  Retained earnings (deficit)                                      (526,961)       (402,236)
                                                               ------------    ------------
                                                                    581,618       1,355,258
                                                               ------------    ------------

                                                               $  2,513,847    $  3,079,904
                                                               ============    ============



See Accompanying Notes to Financial Statements
See Accountants' Report

                               ZENEX TELECOM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                             2001            2000
                                         ------------    ------------
REVENUES                                 $  3,617,389    $  6,650,483


OPERATING EXPENSES
  Cost of sales                             2,357,848       5,144,593
  Selling, general and administrative       1,502,682       1,334,089
  Depreciation and amortization               298,180         278,346
                                         ------------    ------------
                                            4,158,710       6,757,028
                                         ------------    ------------

OPERATING INCOME (LOSS)                      (541,321)       (106,545)
                                         ------------    ------------

OTHER INCOME (EXPENSE)
  Interest income                               5,556          60,336
  Interest expense                            (85,034)        (56,759)
  Gain (Loss) on sale of ECIC contract        135,813              --
  Merger related costs                             --        (381,323)
  Other income                                    944           8,714
                                         ------------    ------------
                                               57,279        (369,032)
                                         ------------    ------------

NET INCOME (LOSS) FROM OPERATIONS
  BEFORE INCOME TAXES                        (484,042)       (475,577)
  Income Tax (Expense) Benefit                193,000         165,000
                                         ------------    ------------

NET INCOME (LOSS) BEFORE DISCONTINUED
  OPERATIONS                             $   (291,042)   $   (310,577)
                                         ------------    ------------



See Accompanying Notes to Financial Statements
See Accountants' Report

                               ZENEX TELECOM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                           2001          2000
                                                        ----------    ----------
NET INCOME (LOSS) BEFORE DISCONTINUED
  OPERATIONS AND SALE OF DISCONTINUED
  BUSINESS                                              $ (291,042)   $ (310,577)
                                                        ----------    ----------

DISCONTINUED OPERATIONS

  Profit (loss) from discontinued business operations
    net of income taxes                                    (47,902)     (178,672)

  Gain on sale of discontinued operations
    net of income taxes                                    214,219       299,449
                                                        ----------    ----------

NET INCOME (LOSS)                                         (124,725)     (189,800)

OTHER COMPREHENSIVE INCOME:
  Unrealized holding losses                               (257,402)      (19,875)
  Reclassification adjustment                               14,364            --
                                                        ----------    ----------

COMPREHENSIVE INCOME (LOSS)                             $ (367,763)   $ (209,675)
                                                        ==========    ==========



  PRIMARY EARNINGS (LOSS) PER SHARE                            nil           nil
                                                        ==========    ==========
  FULLY DILUTED EARNINGS (LOSS) PER SHARE                      nil           nil
                                                        ==========    ==========



See Accompanying Notes to Financial Statements
See Accountants' Report

                               ZENEX TELECOM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

CASH FLOWS FROM OPERATING ACTIVITIES                            2001          2000
                                                             ----------    ----------
  Net Income (Loss)                                          $ (367,763)   $ (209,675)
  Reconciliation of net income to net cash provided by
    operating activities
  Depreciation and amortization                                 298,180       278,346
  Common stock issued for goodwill                                   --        40,000
  Issuance of common stock for services                           4,125       238,500
  Common stock received for sale of property and equipment     (410,000)
  Book value of disposed assets                                 140,916         8,425
  (Increase) decrease from changes in:
    Deferred taxes                                              (83,000)      (83,000)
    Accounts receivable                                         268,764      (464,518)
    Deposits                                                     (8,694)       (4,784)
    Inventory                                                   (18,750)           --
  Increase (Decrease) from changes in:
    Accounts payable                                           (204,429)     (222,831)
    Accrued liabilities                                          (9,596)       (3,416)
    Other liabilities                                           (25,786)       82,413
    Prepayments and customer deposits                           (11,297)      (80,660)
                                                             ----------    ----------
                                                               (427,330)     (421,200)
                                                             ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Goodwill in businesses acquired                                    --       (15,000)
  Cash received for property and equipment sold                  45,000            --
  (Increase) decrease in carrying value of investments          275,681        19,875
  Purchase of property and equipment                            (63,446)     (515,233)
                                                             ----------    ----------
                                                                257,235      (510,358)
                                                             ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued for cash                                       --       250,000
  Change in notes receivable                                    409,940       424,660
  Non-cash asset received for note payment                     (380,250)           --
  Change in notes payable                                       140,744       147,977
                                                             ----------    ----------
                                                                170,434       822,637
                                                             ----------    ----------

NET INCREASE (DECREASE) IN CASH                                     339      (108,921)
CASH AT BEGINNING OF PERIOD                                          --       108,921
                                                             ----------    ----------
CASH AT END OF PERIOD                                        $      339    $       --
                                                             ==========    ==========



See Accompany Notes to Financial Statements
See Accountants' Report

                               ZENEX TELECOM, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, 1999 AND 1998

                                                                                       DEFICIT
                                                                                     ACCUMULATED                 UNREALIZED
                                        SHARES OF                        ADDITIONAL  DURING THE                   HOLDING
                                          COMMON    COMMON    TREASURY    PAID IN    DEVELOPMENT   ACCUMULATED     GAINS
                                          STOCK      STOCK      STOCK     CAPITAL       STAGE        DEFICIT      (LOSSES)
                                        ----------  -------   ---------  ----------  -----------   -----------   ----------
Balance at December 31, 1997             4,250,000  $ 4,250   $      --  $   19,165  $   (10,830)  $   (19,557)  $       --
                                        ----------  -------   ---------  ----------  -----------   -----------   ----------
  Common Stock Issued for Cash             420,000      420
  Common Stock Issued for Services       6,500,000    6,500
  Capital Contributed by Shareholders                                        26,776
  Net Loss                                                                               (26,442)
                                        ----------  -------   ---------  ----------  -----------   -----------   ----------
Balance at December 31, 1998            11,170,000   11,170          --      45,941      (37,272)      (19,557)          --
                                        ----------  -------   ---------  ----------  -----------   -----------   ----------
  Common Stock Issued for Acquisitions  15,550,000   15,550
  Common Stock Issued for Services         500,000      500
  Capital Contributed by Shareholders                                     1,155,677
  Unrealized Holding (Loss)                                                                                          (7,969)
  Net Loss                                                                                            (155,607)
                                        ----------  -------   ---------  ----------  -----------   -----------   ----------
Balance at December 31, 1999            27,220,000   27,220          --   1,201,618      (37,272)     (175,164)      (7,969)
                                        ----------  -------   ---------  ----------  -----------   -----------   ----------
  Common Stock Issued for Cash           1,315,790    1,316                 248,684
  Common Stock Issued for Services       6,860,000    6,860                 237,640
  Common Stock Issued for Acquisitions   1,100,000    1,100                  66,900
  Treasury Stock Acquired                                        (6,000)
  Unrealized Holding (Loss)                                                                                         (19,875)
  Net Income                                                                                          (189,800)
                                        ----------  -------   ---------  ----------  -----------   -----------   ----------
Balance at December 31, 2000            36,495,790   36,496      (6,000)  1,754,842      (37,272)     (364,964)     (27,844)
                                        ----------  -------   ---------  ----------  -----------   -----------   ----------
  Common Stock Issued for Services         312,500      312                  15,811
  Treasury Stock Acquired:
    Churchlink 7,400,000 shares                                (370,000)
    EPD 1,000,000 shares                                        (40,000)
    Non Performance 12,000 shares                               (12,000)
  Treasury Stock Retired                (9,300,000)  (9,300)    428,000    (418,700)
  Unrealized Holding (Loss)                                                                                        (243,038)
  Net Loss                                                                                            (124,725)
                                        ----------  -------   ---------  ----------  -----------   -----------   ----------
 Balance at December 31, 2001           27,508,290  $27,508   $      --  $1,351,953  $   (37,272)  $  (489,689)  $ (270,882)
                                        ==========  =======   =========  ==========  ===========   ===========   ==========

                                            TOTAL
                                        STOCKHOLDERS'
                                           EQUITY
                                        -------------
Balance at December 31, 1997            $      (6,972)
                                        -------------
  Common Stock Issued for Cash                    420
  Common Stock Issued for Services              6,500
  Capital Contributed by Shareholders          26,776
  Net Loss                                    (26,442)
                                        -------------
Balance at December 31, 1998                      282
                                        -------------
  Common Stock Issued for Acquisitions         15,550
  Common Stock Issued for Services                500
  Capital Contributed by Shareholders       1,155,677
  Unrealized Holding (Loss)                    (7,969)
  Net Loss                                   (155,607)
                                        -------------
Balance at December 31, 1999                1,008,433
                                        -------------
  Common Stock Issued for Cash                250,000
  Common Stock Issued for Services            244,500
  Common Stock Issued for Acquisitions         68,000
  Treasury Stock Acquired                      (6,000)
  Unrealized Holding (Loss)                   (19,875)
  Net Income                                 (189,800)
                                        -------------
Balance at December 31, 2000                1,355,258
                                        -------------
  Common Stock Issued for Services             16,123
  Treasury Stock Acquired:
    Churchlink 7,400,000 shares
    EPD 1,000,000 shares
    Non Performance 12,000 shares             (12,000)
  Treasury Stock Retired                           --
  Unrealized Holding (Loss)                  (243,038)
  Net Loss                                   (124,725)
                                        -------------
 Balance at December 31, 2001           $     991,618
                                        =============

                               ZENEX TELECOM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF BUSINESS


Zenex Telecom, Inc. (formerly Lone Wolf Energy, Inc.) was incorporated on March 4, 1991 in the state of Colorado. On November 15, 2001 the shareholders approved the change of the corporate name from Lone Wolf Energy, Inc. to Zenex Telecom, Inc. ("ZTI" or the "Company").

On June 21, 2000 the Company completed the acquisition of Prestige Investments, Inc. and its wholly owned subsidiary Zenex Long Distance, Inc. (d/b/a Zenex Communications, Inc.), ("Zenex"). A newly formed wholly owned subsidiary of the Company, Prestige Acquisition Corp. ("Prestige Acquisition"), was merged with and into Prestige Investments, Inc. ("Prestige Investments"), the parent company of Zenex. Prestige Investments was the surviving corporation in the merger. The merger was pursuant to an Agreement and Plan of Reorganization dated May 4, 2000, by and among the Company, Prestige Acquisition, Prestige Investments and the five shareholders of Prestige Investments (the "Zenex Merger Agreement"). Pursuant to the Zenex Merger Agreement, the Company issued 15,550,000 of the Company's common stock to the shareholders of Prestige Investments in return for their surrender to the company of all of their shares of common stock of Prestige Investments. Following the merger, Prestige Investments became a wholly owned subsidiary of the Company with Zenex operating as a wholly owned subsidiary of Prestige Investments. The business combination was accounted for as a pooling of interest. The 1999 financial statements were restated to include the assets, liabilities and operations of Prestige and its wholly owned subsidiary Zenex.

Prestige Investments, Inc. and its wholly owned subsidiary, Zenex Long Distance, Inc. ("Zenex") are engaged primarily in the wholesale of telecommunication services. The primary products are wholesale calling cards and "one plus" long distance service. Zenex does business as Zenex Communications, Inc. and primarily markets its product to distributors and switchless resellers who re-market the products to retailers.

Prestige Investments was incorporated in Oklahoma on July 31, 1998. Prestige Investments was formed solely for the purpose of business acquisitions and investments, and had minimal activities prior to the acquisition of Zenex. Prestige Investment's only operations are those of its wholly owned subsidiary, Zenex. Zenex was incorporated in Oklahoma on January 27, 1994. Prestige Investments acquired Zenex in accordance with a letter of intent dated January 27, 1999 and a subsequent Stock Purchase Agreement (" The Agreement") dated February 19, 1999. The business combination of Prestige Investments and Zenex was accounted for as a purchase.

On May 11, 2000, the Company acquired ChurchLink.com, Inc., ("ChurchLink"). ChurchLink was operated as a subsidiary of the Company during 2000 and until its disposition in April 2001.

                               ZENEX TELECOM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


ChurchLink developed a software product that provided an online communications hub for churches and their members. The purchase price of ChurchLink was 100,000 shares of the Company's Common Stock, with an additional 400,000 shares of the Company's Common Stock to be issued as certain numbers of churches subscribed to the service. However there were no additional shares issued under the purchased agreement. The fair market value of the 100,000 shares issued was $28,000. The acquisition was accounted for as a purchase.

In April 2001 the Company entered into an Exchange of Stock Agreement with Ricky Naylor, a shareholder that owned 7,400,000 common shares of the Company, whereby the Company exchanged all of the stock of ChurchLink for the 7,400,000 shares owned by Ricky Naylor. The 7,400,000 shares of Company common stock were valued at the quoted market price of $0.05 per share ($370,000) on the date of the transaction. The shares were subsequently retired and reduced the outstanding shares of the Company by approximately 20%.

In March 2000 the Company purchased the assets of EP Distributing Company ("EPD") for $100,000 in cash and 1,000,000 shares of the Company's common stock valued at $40,000. EPD was operated as a division of the Company during 2000. The division sold nutritional products, with its primary line being Earth Pharmacy brand products, and also brokered medical supplies.

The Company ceased the operation of EPD at the end of December 2000 and in May 2001 made an agreement with the previous owners to transfer the division back to them. The Company received the original one million shares of common stock previously issued in the purchase transaction and a note for $125,000 to be paid over a term of three years.

In February 1999 the Company signed a Master Equipment Sales Agreement, (the "MESA") with Eagle Capital, Inc. ("Eagle", listed on the OTCBB as ECIC) to sell specialized equipment. In February 2000 the Company terminated the MESA. Under the terms of the termination agreement the Company recorded a note receivable for $1,625,000 of which $775,000 was collected as of December 31, 2000 and the balance was settled in 2001 (see Note 2). The Company discontinued the business segment of equipment leasing in 2001.

The Company's December 31, 2001 and 2000 consolidated balance sheets include the wholly owned subsidiary, Prestige and Prestige's wholly owned subsidiary, Zenex. The Company's consolidated statement of operations for the year ended December 31, 2001 and 2000 includes the pooled entity of Prestige and its wholly owned subsidiary Zenex for the periods presented. The purchased and subsequently disposed entities of EPD and Churchlink are included from their respective dates of purchase and subsequent disposition as discontinued operations. All significant inter-company accounts have been eliminated in the consolidated financial statements.

                               ZENEX TELECOM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


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

REVENUE RECOGNITION

The Company earns revenues by providing access to and usage of long distance networks. Revenue is recognized in the month the service is provided. The Company records deferred revenue for pre-paid calling cards sold and recognizes revenue as the customer utilizes the calling time from the cards.

NET LOSS PER SHARE

The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98 basic net income (loss) per share is calculated by dividing net income (loss)

                               ZENEX TELECOM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


available to common stockholders for the period by the weighted average number of common shares outstanding during the period.

CONCENTRATIONS

In connection with providing long distance service to customers, Zenex has contractual agreements with certain carriers, which provide access to and usage of their long distance network. The contracts include an agreed-upon billing rate and a term for these services. During the year ending December 31, 2001 and 2000 one vendor carried approximately 83% and 77% respectively of the Company's long distance traffic. Although other carriers are available to provide access and usage of their long distance network, there are a limited number of such sources. Additionally the time required to efficiently transfer system connections makes the Company vulnerable to a risk of a near-term significant impact in the event of a natural disaster or any other termination of the carrier's service. However the Company has the ability to utilize back up systems in the event of the carriers termination of services.

Zenex has a significant number of customers. However one customer accounted for approximately fifty-four percent (54%) of the revenue for the year ending December 31, 2001 as compared to seventy-six (76%) of the Zenex revenue for the year ended December 31, 2000. When measured on a monthly basis, this percentage has decreased to sixteen percent (16%) during the month of December 2001. The loss of this customer has had a materially adverse impact on the Company's revenues and operations for the current year.

The Company's receivables are from a small number of companies in the same industry, which are subject to business cycle variations. This concentration subjects the Company to a credit risk if the general industry or the companies fail to perform. As of December 31, 2001 the Company had three customers that accounted for forty-six percent (46%) of the customer accounts receivable.

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

                               ZENEX TELECOM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

SEGMENT INFORMATION

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company identifies its operating segments based upon business activities, management responsibilities and geographical location. Certain items in the December 31, 2000 financial statements have been reclassified to reflect the discontinued operations of the Company. After the reclassified presentation, the net loss from continuing operations reflects the operations of the wholesale telecommunications services, the single business segment in which the Company operates.

NEW ACCOUNTING STANDARDS

The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities during 1999. Currently, the Company does not engage in hedging activities for transactions involving derivatives.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, which supersedes Accounting Principles Board ("APB") Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises. The provisions of the Statement apply to all business combinations initiated after June 30, 2001. SFAS No. 141 requires that all business combinations be accounted for by the accounts as of the date of acquisition with an excess of purchase price over the fair value of the net assets acquired to be capitalized as goodwill. The Statement also requires that the assets of an acquired institution be recognized as assets apart from goodwill if they meet specific criteria presented in the Statement. The Statement ends the use of the pooling-of-interests method of accounting for business combinations, which required the restatement of all prior information for the accounts of the acquired institution. The Company will account for all mergers and acquisitions initiated after June 30, 2001, using the purchase method.

In June 2001, the FASB issued SFAS No. 142, Goodwill And Other Intangible Assets, and SFAS No. 143, Accounting For Asset Retirement Obligations. SFAS No. 142 supercedes APB Opinion No. 17, Intangible Assets, and primarily addresses accounting for goodwill and intangible assets subsequent to acquisition. Under SFAS No. 142, goodwill and separately identified intangible assets with indefinite lives will no longer be amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. Separately identified intangible assets not deemed to have indefinite lives will continue to be amortized over their useful lives. SFAS No. 142 applies to all goodwill and intangible assets acquired after June 30, 2001. For goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. The Company is currently evaluating the impact of SFAS No. 142 on its financial statements. SFAS No. 143 requires that entities record as a liability obligations associated with the retirement of a tangible long-lived asset when such obligations are incurred,

                               ZENEX TELECOM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


and capitalize the cost by increasing the carrying amount of the related long-lived asset. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002, however, earlier application is encouraged. The Company, which will adopt SFAS No. 143 on January 1, 2002. The Company has $713,703 of unamortized goodwill at December 31, 2001. In the event goodwill is considered impaired there will be a material impact from the adoption of SFAS No. 143 on its financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting For the Impairment Or Disposal Of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting For the Impairment Of Long-Lived Assets And for Long-Lived Assets To Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations-Reporting The Effects Of Disposal of A Segment Of A Business, And Extraordinary, Unusual And Infrequently Occurring Events and Transactions. SFAS No. 144 establishes an accounting model based on SFAS No. 121 for long-lived assets to be disposed of by sale, previously accounted for under APB Opinion No. 30. This Statement is effective for fiscal years beginning after December 15, 2001. The Company, which will adopt SFAS No. 144 on January, 2002, does not expect a material impact from the adoption of SFAS No. 144 on its financial statements.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

                               ZENEX TELECOM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 2 - NOTES RECEIVABLE

Notes receivable are as follows:                                                   DECEMBER 31,   DECEMBER 31,
                                                                                       2001           2000
                                                                                   ------------   ------------
         Due from Eagle Capital, Inc., payable in minimum monthly installments of $50,000 plus interest at 12% with remaining principal due on August
         1, 2001                                                                   $         --   $    551,657

         Due from an unrelated individual from the sale of EP Distributing
         Company, payable in monthly installments of $500 in July through
         September 2001, $1,000 in October through December 2001 and $1,500 from
         January 2002 through May 2004 with a balance of $104,500 due on June 1,
         2004. The total payments to be received are $153,500 without interest and the note amount is shown as the present value with an interest rate
         imputed at approximately 8%                                                    120,000             --

         Due from a customer in monthly installments of $1,297 including
         interest at 8% through January 2003                                             21,717             --

                                                                                        141,717        551,667

         Less current portion                                                            21,717        551,667
                                                                                   ------------   ------------

Notes receivable - net of current portion                                          $    120,000   $         --
                                                                                   ============   ============

                               ZENEX TELECOM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


In February 1999 the Company signed a Master Equipment Sales Agreement, the ("MESA") with Eagle Capital, Inc. ("Eagle" or "ECIC" listed on the OTCBB as
ECIC) to sell specialized equipment. In February 2000 the Company cancelled the MESA. Under the terms of the termination agreement the Company recorded a note receivable for $1,625,000 of which $775,000 was collected as of December 31, 2000. The balance of the note for $850,000 was litigated and subsequently settled for $500,000 in cash and 78,000 shares of ECIC common stock valued at $507,000, ($7.50 per share). The Company had payment obligations to officers of the Company upon the collection of the note. Company Officers Marc and Doug Newman received $175,000 in cash and 27,300 shares of the ECIC common stock as compensation from the collection proceeds. The note receivable is included in the December 31, 2000 financial statements net of the payment obligations at the net realizable value to the Company.

NOTE 3 - LONG -LIVED ASSETS

Property and equipment are recorded at cost. Expenditures for repairs and maintenance are charged to operations when incurred. Major improvements and renewals that extend the useful life of the related asset are capitalized and depreciated over the remaining useful life. Depreciation and amortization are computed for financial and income tax reporting purposes using straight-line and accelerated methods over estimated useful lives ranging from three years to ten years. Depreciation charged to operations was $245,715 and $219,378 for the years ended December 31, 2001 and 2000, respectively. The following table summarizes the classifications of property and equipment, total accumulated depreciation and the related estimated useful lives:

PROPERTY AND EQUIPMENT                COST           YEARS
----------------------             ----------        -----
Equipment                          $1,509,664         5-10
Office software and equipment         204,684          5-7
Autos                                  32,525            5
Leasehold improvements                 19,667            5
                                   ----------
      Total                         1,766,540
Less accumulated depreciation         839,187
                                   ----------
      Net property and equipment   $  927,353
                                   ==========

                               ZENEX TELECOM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 4 - INTANGIBLE ASSETS

Goodwill represents the excess of the cost of assets acquired over the fair market value at the date of the business combination. Goodwill in the amount of $900,687 is being amortized on the straight-line method over fifteen years. Amortization expense of $37,575 and $38,870 was charged to operations in the years ended December 31, 2001 and 2000, respectively.

Goodwill includes the following:                              2001
                                                           ----------
     Prestige's Acquisition of Zenex Long Distance, Inc.   $  583,040
     Earn Out Rights                                          317,647
          Less accumulated amortization                      (186,984)
                                                           ----------

               Net Goodwill                                $  713,703
                                                           ==========

Organization costs of $105,495 are primarily legal and professional fees associated with organizing the companies. These costs are deferred and amortized using the straight-line method over five years. The organization costs are fully amortized at December 31, 2001. Amortization expense of $14,890 and $20,098 was charged to operations in the years ended December 31, 2001 and 2000, respectively.

                               ZENEX TELECOM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 5 - LONG-TERM DEBT

     The company has notes payable at December 31, 2001 and 2000 as follows:

                                                              2001       2000
                                                            --------   --------
First National Bank of Midwest City, Oklahoma 9.5% note
secured by all Zenex equipment and Zenex common stock,
due in monthly installments of $5,227, including interest
through January 2005                                        $168,696   $216,869

First National Bank of Midwest City, Oklahoma 9.75%
note secured by all Zenex equipment and Zenex common
stock, due in monthly installments of $2,124, including
interest through March 2005                                   70,548     86,741

Federal Bank Centre, Tulsa, Oklahoma, 9.75% note
secured by auto, due in monthly installments of $688
including interest, due May 30, 2005                          23,915     29,538

Federal Bank Centre, Tulsa, Oklahoma, $450,000 line
line of credit note with interest payable monthly at 1.5%
over Wall Street prime (currently 10%), secured by all
assets of Zenex and the personal guarantee of certain
directors                                                    252,289    407,927

Payable to an unrelated individual, 9.5% note secured
by all Zenex equipment and Zenex common stock,
due in monthly installments of $6,302, including
interest through February, 2006                              255,265         --

Payable to an unrelated corporation, 10% unsecured
note, due in monthly installments of $4,465 including
interest, due April, 2004                                    111,106         --
                                                            --------   --------

     Total                                                   881,819    741,075
                                                            --------   --------

     Less Current Portion                                    429,688    476,996
                                                            --------   --------
     Long-Term Debt                                         $452,131   $264,079
                                                            ========   ========

                               ZENEX TELECOM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

Estimated principal payments on the notes for each of the five years subsequent to December 31, 2001:

                         2002                 $ 429,688
                         2003                   194,427
                         2004                   194,427
                         2005                   172,759
                         2006                    70,381

NOTE 6 - INCOME TAXES

At December 31, 2001, the Company had net operating losses of approximately $2,300,000 available to reduce future federal and state taxable income. Unless utilized, the carry forward amounts will begin to expire in 2012. For federal and state tax purposes, the Company's net operating loss carry forward amounts are subject to an annual limitation due to a greater than 50% change in stock ownership, as defined by federal and state tax law.

Under the provisions of SFAS-109, Accounting for Income Taxes, deferred tax liabilities and assets are measured using the applicable tax rate based on the taxable and deductible temporary differences and operating loss carry forward amounts. Taxable temporary differences result principally from the excess of depreciation for tax purposes over the amount deducted for financial reporting purposes. Deductible temporary differences and the operating loss carry forward, giving rise to deferred tax assets, are reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized.

The following are components of the net deferred tax asset at:

                                                   DECEMBER 31,
                                                2001          2000
                                             ----------    ----------
Deferred tax liability on depreciation       $ (129,000)   $ (129,000)
Deferred tax assets for loss carryforwards      885,000       802,000
                                             ----------    ----------
  Deferred tax asset                            756,000       673,000
Less valuation allowance                       (460,000)     (460,000)
                                             ----------    ----------
  Net deferred tax asset                     $  296,000    $  213,000
                                             ----------    ----------

                               ZENEX TELECOM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

The Company has established a valuation allowance for a portion of its net deferred tax assets due to the ownership changes limitation on the use of the loss carry forward.

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


Additionally on February 26, 2001 an additional Service Agreement was entered into with a third party. The agreement provides for a minimum monthly fee of $3,750 and is effective for twelve months.


OPERATING LEASES


The Company leases its facilities under operating leases which expire at various intervals through September 30, 2005. Under the terms of the leases, the Company is responsible for its share of common area maintenance and operating expenses. Rent expense under operating leases for the years ended December 31, 2001 and 2000 totaled $69,039 and $62,551, respectively.


As of December 31, 2001, the future minimum lease commitments under the leases were as follows:

                               ZENEX TELECOM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


YEAR                    AMOUNT
----                   ---------
2002                   $  71,886
2003                      74,739
2004                      77,583
2005                      59,787
                       ---------

Total                  $ 283,995
                       =========


FUTURE PAYMENT OBLIGATIONS UNDER STOCK PURCHASE AGREEMENT

Prestige Investments, Inc., a wholly owned subsidiary of the Company acquired Zenex Long Distance, Inc. in accordance with a letter of intent dated January 27, 1999 and a subsequent Stock Purchase Agreement ("the Agreement") dated February 19, 1999. The business combination was accounted for as a purchase. In accordance with the terms of the Agreement, the initial purchase price was $6,353 for 100% of the 635,295 outstanding common shares. The Agreement includes a provision whereby the sellers may earn additional amounts if the cumulative collected gross sales revenue reach certain levels, (the "Earn Out Rights"), as follows:

           (a) When collected gross sales revenue reaches Ten Million ($10,000,000), the sellers will be paid an additional Fifty Cents ($0.50) per share totaling $317,647.

           (b) When collected gross sales revenue reaches Twenty Million ($20,000,000), the sellers will be paid and additional One Dollar ($1.00) per share totaling $635,295.

           (c) When collected gross sales revenue reaches Thirty-Six Million ($36,000,000), the sellers will be paid an additional One Dollar ($1.00) per share totaling $635,590.

           (d) In no event will the Purchase Price exceed the amount of Two Dollars and Fifty-One Cents ($2.51) per share totaling $1,594,590.

Collected gross sales revenues through September 30, 2001 totaled approximately $10,200,000. In accordance with The Agreement, the $317,647 in Earn Out Rights is due on December 30, 2001 or within ninety days of attaining the collected gross sales revenue. The Company is in default on the payment provisions of The Agreement and currently does not have the funds or the financing facility to cure the default. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its funding requirements and the success of its future operations.

                               ZENEX TELECOM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 9 - EARNINGS PER SHARE

                                                    YEARS ENDED
                                                   DECEMBER 31,
                                                -------------------
                                                  2001       2000
                                                --------   --------
Primary Earnings Per Share:(in thousands)
          Common shares outstanding               27,508     36,486
                                                ========   ========
          Weighted average shares outstanding     31,332     31,960
                                                ========   ========
          Earnings per share                         nil        nil
                                                ========   ========

Fully Diluted Earnings Per Share:
          Common shares outstanding               27,508     36,486
                                                ========   ========
          Weighted average shares outstanding     31,409     31,960
                                                ========   ========
          Earnings per share                         nil        nil
                                                ========   ========


NOTE 10 - STOCK OPTIONS

In accordance with the terms of an April 1999 loan agreement with Federal Bank Centre a five year option was granted to the bank to purchase 500,000 shares of the Company's common stock for $0.15 per share.

NOTE 11 - GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses for the years ending December 31, 1999, 2000 and 2001. The Stockholders' equity has decreased from $1,355,258 (44% of assets) to $581,618 (23% of assets). The Company has a working capital deficit of $805,931 at December 31, 2001 compared to a working capital deficit of $54,361 at December 31, 2000.

                               ZENEX TELECOM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

The Company is in default on the $317,647 Earn Out Rights payment due on December 30, 2001 under the terms of the Zenex Long Distance, Inc. Stock Purchase agreement discussed in Note 8. Additionally, the Company had a significant decline in revenue from a major customer. Total revenue for the year ending December 31, 2001 decreased by $3,033,094 to $3,617,389 compared to revenue of $6,650,483 for the year ending December 31, 2000. One customer accounted for seventy-six percent (76%) of the revenue in the year ending December 31, 2000, compared to fifty-four percent (54%) for the year ending December 31, 2001. The significant decline in revenue from this major customer has had a material adverse impact on the Company's revenues and operations for the current year. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE  12 - SUBSEQUENT EVENT - CHANGE IN MANAGEMENT

On March 17, 2002 the Company announced a change in management. Fireball Enterprises LLC, which held twenty-seven percent (27%) of the Company stock, bought an additional 7.65 million shares from Marc Newman, the president and chief executive officer and Doug Newman, the chief financial officer. Marc and Doug Newman resigned as officers and directors and a new chief executive was named.

The purchase involved a cash price of $100,000, a termination of the Newman employment agreements, the substitution of certain Fireball principals for the Newman's as guarantors of corporate borrowings, and exchange of mutual releases.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

  21.1              Subsidiaries of Zenex