Form 10QSB
period 2002-03-31
ZENEX TELECOM INC
filed 2002-06-04
CIK 928373

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


 X       Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
---      Exchange Act of 1934

                 For the quarterly period ended: March 31, 2002

                                       or

         Transition Report Pursuant to Section 13 or 15 (d) of the Securities
---      Exchange Act of 1934

                         Commission File Number: 0-24684

                               ZENEX TELECOM, INC.
                 (Name of small business issuer in its charter)

                Colorado                                     73-1587867
        (State of incorporation)                      (I.R.S. Employer ID no.)

    201 S. Robert S. Kerr, Suite 500                           73102
         Oklahoma City, Oklahoma                             (Zip Code)
(Address of Principal Executive Offices)

          Issuer's telephone number, including area code: 405-749-9999

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days: Yes [X] No [ ]

Shares of Common Stock, $.001 par value, outstanding as of May 15, 2002:
29,508,290.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                               ZENEX TELECOM, INC.


                                      INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

         Independent Review Report.......................................................................4

         Financial Statements:

                  Consolidated Balance Sheets..........................................................5-6

                  Consolidated Statements of Operations..................................................7

                  Consolidated Statements of Cash Flows..................................................8

                  Notes to the Financial Statements...................................................9-20

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............................21

PART II.          OTHER INFORMATION

ITEM 2.           SALE OF SECURITIES ...................................................................25

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K .....................................................25

                               ZENEX TELECOM, INC.

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS - MARCH 31, 2002 AND 2001

This quarterly report on Form 10-QSB should be read in conjunction with Zenex Telecom, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 2001.

                            INDEPENDENT REVIEW REPORT



Board of Directors and Stockholders
Zenex Telecom, Inc.

We have reviewed the accompanying consolidated balance sheets of Zenex Telecom, Inc. (formerly Lone Wolf Energy, Inc.) as of March 31 2002, and the related consolidated statements of income for the three months then ended March 31, 2002 and 2001, and the consolidated statements of cash flows for the three months ended March 31, 2002 and 2001 in accordance with Statements on Standards for accounting and Review Services issued by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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

The December 31, 2001 financial statements for Zenex Telecom, Inc. were audited by us and we expressed an unqualified opinion in our reports dated March 15, 2002, but we have not performed any auditing procedures since that date.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has had a significant decline in revenue from a major customer and is in default on certain provisions of a purchase agreement. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.


Sutton Robinson Freeman & Co., P.C.
Certified Public Accountants

Tulsa, Oklahoma
May 17, 2002

                              ZENEX TELECOM, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                         MARCH 31,       DECEMBER 31,
                                                           2002              2001
                                                       ------------      ------------
                                                       (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
   Cash                                                $      6,949      $        339
   Accounts receivable                                      426,490           331,139
   Current portion of  notes receivable                      21,717            21,717
   Deposits                                                   4,784            13,478
   Inventory                                                 25,750            25,750
   Prepaid expenses                                           8,691                --
   Assets held for sale                                          --            64,368
                                                       ------------      ------------
                                                            494,381           456,791
                                                       ------------      ------------

PROPERTY AND EQUIPMENT                                    1,772,790         1,766,540
   Less:  accumulated depreciation                         (901,688)         (839,187)
                                                       ------------      ------------
                                                            871,102           927,353
                                                       ------------      ------------

OTHER
   Goodwill (net)                                           703,032           713,703
   Notes receivable-net of current portion                       --           120,000
   Other                                                    296,000           296,000
                                                       ------------      ------------
                                                            999,032         1,129,703
                                                       ------------      ------------

                                                       $  2,364,515      $  2,513,847
                                                       ============      ============

    See accompanying notes to financial statements and accountant's report.

                              ZENEX TELECOM, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                        MARCH 31,        DECEMBER 31,
                                                                           2002              2001
                                                                       ------------      ------------
                                                                       (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt                                   $    618,381      $    429,688
   Accounts payable                                                         652,680           420,896
   Zenex stock acquisition payable                                          317,647           317,647
   Accrued liabilities                                                       85,668            83,138
   Prepayments and customer deposits                                         25,900            11,353
                                                                       ------------      ------------
                                                                          1,700,276         1,262,722
                                                                       ------------      ------------

OTHER LIABILITIES
   Long-term debt net of current portion                                    424,851           452,131
   Other liabilities                                                        217,376           217,376
                                                                       ------------      ------------
                                                                            642,227           669,507
                                                                       ------------      ------------

STOCKHOLDERS' EQUITY
   Preferred stock ($0.001 par value, 20,000,000 shares
       authorized, no shares issued and outstanding)                             --                --
   Common stock ($0.001  par value, 100,000,000 shares
       authorized 29,508,290 and 27,508,290 shares issued and
       outstanding at March 31, 2002 and December 31, 2001)                  29,508            27,508
   Paid-in capital                                                        1,349,953         1,351,953
   Unrealized gain (loss) on available for sale securities                       --          (270,882)
   Retained earnings (deficit)                                           (1,357,449)         (526,961)
                                                                       ------------      ------------
                                                                             22,012           581,618
                                                                       ------------      ------------

                                                                       $  2,364,515      $  2,513,847
                                                                       ============      ============

    See accompanying notes to financial statements and accountant's report.

                              ZENEX TELECOM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      THREE MONTHS ENDED
                                                                  MARCH 31,         MARCH 31,
                                                                     2002              2001
                                                                 ------------      ------------
                                                                 (UNAUDITED)       (UNAUDITED)

REVENUES                                                         $    556,224      $  1,003,805

OPERATING EXPENSES
   Cost of sales                                                      454,184           610,916
   Selling, general and administrative                                448,853           302,498
   Depreciation and amortization                                       73,173            75,985
                                                                 ------------      ------------
                                                                      976,210           989,399
                                                                 ------------      ------------

OPERATING INCOME (LOSS)                                              (419,986)           14,406

OTHER INCOME (EXPENSE)
   Interest income                                                    (22,625)          (19,044)
   Interest expense                                                     2,006                --
   Other income                                                      (119,000)               --
                                                                 ------------      ------------
                                                                     (139,619)          (19,044)
                                                                 ------------      ------------

NET INCOME (LOSS) FROM OPERATIONS
   BEFORE INCOME TAXES                                               (559,605)           (4,638)

   Income tax (expense) benefit                                            --             1,000
                                                                 ------------      ------------

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                     (559,605)           (3,638)
                                                                 ------------      ------------

DISCONTINUED OPERATIONS

   Profit (loss) from discontinued business operations
      net of income taxes                                                  --           (47,902)
                                                                 ------------      ------------

NET INCOME (LOSS)                                                    (559,605)          (51,540)
                                                                 ============      ============

COMPREHENSIVE INCOME (LOSS)                                      $   (559,605)     $    (51,540)
                                                                 ============      ============

     BASIC EARNINGS (LOSS) PER SHARE                             $      (0.02)     $         --
                                                                 ============      ============
     FULLY DILUTED EARNINGS (LOSS) PER SHARE                     $      (0.02)     $         --
                                                                 ============      ============

    See accompanying notes to financial statements and accountant's report.

                              ZENEX TELECOM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  THREE MONTHS ENDED
                                                             MARCH 31,         MARCH 31,
                                                                2002              2001
                                                            ------------      ------------
                                                            (UNAUDITED)       (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                               $   (559,605)     $    (51,540)

   Reconciliation of net income to net cash provided by operating activities:

     Depreciation and amortization                                73,173            75,985
     Investments transferred for compensation                     64,368                --
     Bad debt write-off                                          119,000                --
     Issuance of common stock for services                            --           (12,000)
     (Increase) Decrease from changes in:
        Accounts receivable                                      (95,351)          131,828
        Deferred taxes                                                --           (33,000)
        Deposits                                                   8,694           (12,240)
        Prepayments                                               (8,691)               --
     Increase (Decrease) from changes in:
        Accounts payable                                         231,784          (246,985)
        Accrued liabilities                                        2,531            46,522
        Other liabilities                                             --            (8,931)
        Prepayments and customer deposits                         14,547            (2,500)
                                                            ------------      ------------

   Net adjustments to net income                                 410,055           (61,321)
                                                            ------------      ------------

   Net cash used by operating activities                        (149,550)         (112,861)
                                                            ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                             (6,250)          (12,310)
                                                            ------------      ------------
   Net cash used by investing activities                          (6,250)          (12,310)
                                                            ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from long-term debt                                  197,710           155,767
   Payment of long-term debt                                     (35,300)               --
                                                            ------------      ------------
   Net cash provided by financing activities                     162,410           155,767
                                                            ------------      ------------

NET INCREASE IN CASH                                               6,610            30,596
CASH AT BEGINNING OF PERIOD                                          339                --
                                                            ------------      ------------
CASH AT  END OF PERIOD                                      $      6,949      $     30,596
                                                            ============      ============

    See accompanying notes to financial statements and accountant's report.

                               ZENEX TELECOM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF BUSINESS

Zenex Telecom, Inc. (formerly Lone Wolf Energy, Inc.) was incorporated on March 4, 1991, in the state of Colorado. On November 15, 2001, the shareholders approved the change of the corporate name from Lone Wolf Energy, Inc. to Zenex Telecom, Inc. ("ZTI" or the "Company"). On June 21, 2000, the Company completed the acquisition of Prestige Investments, Inc. and its wholly owned subsidiary Zenex Long Distance, Inc. (d/b/a Zenex Communications, Inc. or "Zenex"). A newly formed wholly owned subsidiary of the Company, Prestige Acquisition Corp. ("Prestige Acquisition"), was merged with and into Prestige Investments, Inc. ("Prestige Investments"), the parent company of Zenex. Prestige Investments was the surviving corporation in the merger. The merger was pursuant to an Agreement and Plan of Reorganization dated May 4, 2000, by and among the Company, Prestige Acquisition, Prestige Investments and the five shareholders of Prestige Investments (the "Zenex Merger Agreement"). Pursuant to the Zenex Merger Agreement, the Company issued 15,550,000 of the Company's common stock to the shareholders of Prestige Investments in return for their surrender to the Company of all of their shares of common stock of Prestige Investments. Following the merger, Prestige Investments became a wholly owned subsidiary of the Company with Zenex operating as a wholly owned subsidiary of Prestige Investments. The business combination was accounted for as a pooling of interest. The 1999 financial statements were restated to include the assets, liabilities and operations of Prestige and its wholly owned subsidiary Zenex.

Zenex is engaged primarily in the wholesale of telecommunication services. The primary products are wholesale calling cards and "one plus" long distance service. Zenex primarily markets its product to distributors and switchless resellers who re-market the products to retailers.

On May 11, 2000, the Company acquired ChurchLink.com, Inc. ("ChurchLink"). ChurchLink was operated as a subsidiary of the Company during 2000 until its disposition in April 2001. ChurchLink developed a software product that provided an online communications hub for churches and their membership. The purchase price of ChurchLink was 100,000 shares of the Company's common stock, with an additional 400,000 shares of the Company's common stock

                               ZENEX TELECOM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


to be issued as certain numbers of churches subscribed to the service; however there were no additional shares issued under the purchase agreement. The fair market value of the 100,000 shares issued was $28,000. The acquisition was accounted for as a purchase.

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

In March 2000, the Company purchased the assets of EP Distributing Company ("EPD") for $100,000 in cash and 1,000,000 shares of the Company's common stock valued at $40,000. EPD was operated as a division of the Company during 2000. The division sold nutritional products, with its primary line being Earth Pharmacy brand products, and brokered medical supplies.

The Company ceased the operation of EPD at the end of December 2000 and in May 2001 made an agreement with the previous owners to transfer the division back to them. The Company received the original one million shares of common stock previously issued in the purchase transaction and a note for $125,000 to be paid over a term of three years.

In February 1999, the Company signed a Master Equipment Sales Agreement, (the "MESA") with Eagle Capital, Inc. ("Eagle", listed on the OTCBB as ECIC) to sell specialized equipment. In February 2000, the Company terminated the MESA. Under the terms of the termination agreement, the Company recorded a note receivable for $1,625,000 of which $775,000 was collected as of December 31, 2000, and the balance was settled in 2001 (see Note 2). The Company discontinued the business segment of equipment leasing in 2001.

The Company's March 31, 2002, and December 31, 2001, consolidated balance sheets include the wholly owned subsidiary, Prestige, and Prestige's wholly owned subsidiary, Zenex. The Company's consolidated statement of operations for the three months ended March 31, 2002 and 2001 includes the pooled entity of Prestige and its wholly owned subsidiary Zenex for the periods presented. The purchased and subsequently disposed of entities of EPD and ChurchLink are included from their respective dates of purchase and subsequent disposition as discontinued operations. All significant inter-company accounts have been eliminated in the consolidated financial statements.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt or equity instruments purchased with an original maturity at the date of purchase of 90 days or less to be cash equivalents.

                               ZENEX TELECOM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


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

REVENUE RECOGNITION

The Company earns revenues by providing access to and usage of long distance networks. Revenue is recognized in the month the service is provided. The Company records deferred revenue for prepaid calling cards sold and recognizes revenue as the customer utilizes the calling time from the cards.

NET LOSS PER SHARE

The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period.

CONCENTRATIONS

In connection with providing long distance service to customers, Zenex has contractual agreements with certain carriers that provide access to and usage of their long distance network. The contracts include an agreed-upon billing rate and a term for these services. For the period

                               ZENEX TELECOM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


ended March 31, 2002, two carriers carried approximately 80% of the Company's long distance traffic as compared to one carrying approximately 60% for the period ended March 31, 2001. Although other carriers are available to provide access and usage of their long distance network, there are a limited number of such sources. Additionally, the time required to efficiently transfer system connections makes the Company vulnerable to a risk of a near-term significant impact in the event of a natural disaster or any other termination of the carrier's service; however, the Company has the ability to utilize back up systems in the event of the carrier's termination of services.

Although Zenex had a significant number of customers for the period ended March 31, 2002, three customers accounted for approximately 33% of the Zenex revenue. For the period ended March 31, 2001 one customer accounted for 72% of Zenex revenue.

The Company's receivables are from a small number of companies in the same industry, which are subject to business cycle variations. This concentration subjects the Company to a credit risk if the general industry or the companies fail to perform.

REGULATION

Zenex is subject to regulation by the Federal Communications Commission and by various state public service and public utility commissions. The Company's management and regulatory legal counsel believe the Company is in compliance with regulations in all states.

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

SEGMENT INFORMATION

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company identifies its operating segments based upon business activities, management responsibilities and geographical location. Certain items in the March 31, 2001 financial statements have been reclassified to reflect the discontinued operations of the Company. After the reclassified presentation, the net loss from continuing operations reflects the operations of the wholesale telecommunications services, the single business segment in which the Company operates.

NEW ACCOUNTING STANDARDS

The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities during 1999. Currently, the Company does not engage in hedging activities for transactions involving derivatives.

                               ZENEX TELECOM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


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

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 142 supercedes APB Opinion No. 17, Intangible Assets, and primarily addresses accounting for goodwill and intangible assets subsequent to acquisition. Under SFAS No. 142, goodwill and separately identified intangible assets with indefinite lives will no longer be amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. Separately identified intangible assets not deemed to have indefinite lives will continue to be amortized over their useful lives. SFAS No. 142 applies to all goodwill and intangible assets acquired after June 30, 2001. For goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. There was no material impact on its financial statements from adoption. SFAS No. 143 requires that entities record as a liability obligations associated with the retirement of a tangible long-lived asset when such obligations are incurred and capitalize the cost by increasing the carrying amount of the related long-lived asset. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002; however, earlier application is encouraged. The Company adopted SFAS No. 143 on January 1, 2002 and goodwill was not considered impaired and no adjustment made. The Company has $703,032 of unamortized goodwill at March 31, 2002.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 establishes an accounting model based on SFAS No. 121 for long-lived assets to be disposed of by sale, previously accounted for under APB Opinion No. 30. This Statement is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002, and there was no material impact on its financial statements.

                               ZENEX TELECOM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


RECLASSIFICATIONS

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

NOTE 2 - NOTES RECEIVABLE

Notes receivable are as follows:

                                                                 MARCH 31,       DECEMBER 31,
                                                                    2002             2001
                                                                ------------     ------------

         Due from an unrelated individual from the
         sale of EP Distributing Company, payable in
         monthly installments of $500 in July through
         September 2001, $1,000 in October through
         December 2001 and $1,500 from January 2002
         through May 2004 with a balance of $104,500
         due on June 1, 2004. The total payments to
         be received are $153,500 without interest
         and the note amount is shown as the present
         value with an interest rate imputed at
         approximately 8%                                       $         --     $    120,000

         Due from a customer in monthly installments
         of $1,297 including interest at 8% through
         January 2003                                                 21,717           21,717
                                                                ------------     ------------

                                                                      21,717          141,717

         Less current portion                                         21,717           21,717
                                                                ------------     ------------

         Notes receivable - net of current portion              $         --     $    120,000
                                                                ============     ============

In February 1999, the Company signed a Master Equipment Sales Agreement, ("MESA") with Eagle Capital, Inc. ("Eagle" or "ECIC" listed on the OTCBB as
ECIC) to sell specialized equipment. In February 2000, the Company cancelled the MESA. Under the terms of the termination agreement, the Company recorded a note receivable for $1,625,000 of which $775,000 was collected as of December 31, 2000. The balance of the note for $850,000 was litigated and subsequently settled for $500,000 in cash and 78,000 shares of ECIC common stock valued at $507,000, ($7.50 per share). The Company had payment obligations to officers of the Company upon the collection of the note. Company Officers Marc and Doug Newman received $175,000 in cash and 27,300 shares of the ECIC common stock as compensation from the collection proceeds.

                               ZENEX TELECOM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Expenditures for repairs and maintenance are charged to operations when incurred. Major improvements and renewals that extend the useful life of the related asset are capitalized and depreciated over the remaining useful life. Depreciation and amortization are computed for financial and income tax reporting purposes using straight-line and accelerated methods over estimated useful lives ranging from three years to ten years. Depreciation charged to operations was $63,471 and $60,000 for the three months ended March 31, 2002 and 2001 respectively. The following table summarizes the classifications of property and equipment, total accumulated depreciation and the related estimated useful lives:

                PROPERTY AND EQUIPMENT                    COST                 YEAR
                ----------------------                ------------         ------------

         Equipment                                    $  1,515,914             5-10

         Office software and equipment                     204,684              5-7

         Autos                                              32,525                5

         Leasehold improvements                             19,667                5
                                                      ------------

                                                         1,772,790

         Less: accumulated depreciation                    901,688
                                                      ------------

         Net property and equipment                   $    871,102
                                                      ============

NOTE 4 - INTANGIBLE ASSETS

Goodwill represents the excess of the cost of assets acquired over the fair market value at the date of the business combination. Goodwill in the amount of $900,687 is being amortized on the straight-line method over fifteen years. Amortization expense of $9,702 and $9,717 was charged to operations for the three months ended March 31, 2002 and 2001, respectively.

Goodwill includes the following:

                                                           MARCH 31,       DECEMBER 31,
                                                              2002             2001
                                                          ------------     ------------
         Prestige's acquisition of Zenex Long
               Distance, Inc.                             $    583,040     $    583,040
         Earn out rights                                       317,647          317,647
                                                          ------------     ------------

                                                               900,687          900,687

         Less: accumulated amortization                        197,655          186,984
                                                          ------------     ------------

         Net Goodwill                                     $    703,032     $    713,703
                                                          ============     ============

                               ZENEX TELECOM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 5 - LONG-TERM DEBT

The Company has the following long-term debt as of:

                                                                      MARCH 31,       DECEMBER 31,
                                                                         2002             2001
                                                                     ------------     ------------

         9.5% note secured by all Zenex equipment and
         common stock, due in monthly installments of
         $5,227, including interest through January 2005             $    157,135     $    168,696

         9.75% note secured by all Zenex equipment
         and common stock, due in monthly
         installments of $2,124, including interest
         through March 2005                                                66,183           70,548

         9.75% note secured by transportation
         equipment due in monthly installments of
         $688, including interest to May 30, 2005                          22,923           23,915

         $450,000 line of credit with interest
         payable monthly at 1.5% over Wall Street
         prime, secured by all assets of Zenex and
         the personal guarantee of certain Directors                      450,000          252,289

         9.5% note secured by all Zenex equipment and
         Zenex common stock, due in monthly
         installments of $6,302, including interest
         through February, 2006                                           246,591          255,265

         10% unsecured note, due in monthly
         installments of $4,456, including interest
         through April, 2004                                              100,400          111,106
                                                                     ------------     ------------
                                                                        1,043,232          881,819

         Less: current portion of long-term debt                          618,381          429,688
                                                                     ------------     ------------

                                                                     $    424,851     $    452,131
                                                                     ============     ============

Maturities of long-term debt as of March 31, 2002 are as follows:

          YEAR                                    AMOUNT
          ----                                 ------------

          2004                                 $    193,436
          2005                                      155,505
          2006                                       75,910
                                               ------------

                                               $    424,851
                                               ============

                               ZENEX TELECOM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


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

The components of the net deferred tax asset are as follows:

                                                                 MARCH 31,        DECEMBER 31,
                                                                    2002              2001
                                                                ------------      ------------

         Deferred tax liability on depreciation                 $   (129,000)     $   (129,000)
         Deferred tax asset for loss carry forward                 1,109,000           885,000
                                                                ------------      ------------
         Deferred tax asset                                          980,000           756,000

         Less: valuation allowance                                   684,000           460,000
                                                                ------------      ------------

         Net deferred tax asset                                 $    296,000      $    296,000
                                                                ============      ============

The Company has established a valuation allowance for a portion of its net deferred tax asset due to the ownership changes limitation on the use of the loss carry forward.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

CUSTOMER BILLING SERVICE

On June 1, 1999, Zenex entered into a billing service agreement with a third party outsource service provider. The agreement extends for a period of forty-two (42) months. Under the terms of the agreement, the service fee is $2,750 per month for recording up to 750,000 detail call records per month The additional monthly fee for call records in excess of 750,000 is on a declining scale of .00395c. to .00310c. per record.

In September 2001, an additional Service Agreement was entered into with a third party. The agreement provides for a minimum monthly fee of $3,750 and is effective for twelve months.

                               ZENEX TELECOM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


OPERATING LEASES

The Company leases its facilities under operating leases, which expire at various intervals through September 30, 2005. Under the terms of the leases, the Company is responsible for its share of common area maintenance and operating expenses. Rent expense under operating leases for the three months ended March 31, 2002 and 2001 totaled $19,971 and $17,012 respectively.

As of March 31, 2002, the future minimum lease commitments under the leases were as follows:

          YEAR                                    AMOUNT
          ----                                 ------------

          2002                                 $     71,886
          2003                                       74,739
          2004                                       77,583
          2005                                       59,787
                                               ------------

                                               $    283,995
                                               ============

FUTURE PAYMENT OBLIGATIONS UNDER STOCK PURCHASE AGREEMENT

Prestige Investments, Inc., a wholly owned subsidiary of the Company, acquired Zenex in accordance with a Stock Purchase Agreement ("the Agreement") dated February 19, 1999. The business combination was accounted for as a purchase. Under the Agreement, the initial purchase price was $6,353 for 100% of the 635,295 outstanding common shares. The Agreement includes a provision whereby the sellers may earn additional amounts if the cumulative collected gross sales revenue reach certain levels, (the "Earn Out Rights"), as follows:

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

                               ZENEX TELECOM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


Collected gross sales revenues through September 30, 2001 totaled approximately $10,200,000. In accordance with the Agreement, the $317,647 in Earn Out Rights is due on December 30, 2001 or within ninety days of attaining the collected gross sales revenue. The Company is in default on the payment provisions of the Agreement and currently does not have the funds or the financing ability to cure the default. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its funding requirements and the success of its future operations.

NOTE 8 - EARNINGS PER SHARE

                                                                  FOR THE THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                ------------------------------
                                                                    2002              2001
                                                                ------------      ------------

         Basic earnings per share: (in thousands)

            Common shares outstanding                                 29,508            35,886
                                                                ------------      ------------

            Weighted average shares outstanding                       28,175            36,486
                                                                ------------      ------------

            Earnings per share                                  $       (.02)     $         --
                                                                ------------      ------------

         Fully diluted earnings per share:

            Common shares outstanding                                 29,508            35,886
                                                                ------------      ------------

            Weighted average shares outstanding                       28,175            36,486
                                                                ------------      ------------

            Earnings per share                                  $       (.02)               --
                                                                ============      ============

NOTE 9 - STOCK OPTIONS

In accordance with the terms of an April 1999 loan agreement with Federal Bank Centre, a five-year option was granted to the bank to purchase 500,000 shares of the Company's common stock for $0.15 per share.

NOTE 10 - GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern; however, the Company has sustained operating losses for the years ending December 31, 1999, 2000 and 2001. The stockholders' equity has decreased from $581,618 (23% of assets) at December 31, 2001 to $22,012 (.09% of assets) at March 31, 2002. The Company has a working capital deficit of $805,931 at December 31, 2001, compared to a working capital deficit of $1,205,895 at March 31, 2002.

                               ZENEX TELECOM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


The Company is in default on the $317,647 Earn Out Rights payment due on December 30, 2001, under the terms of the Agreement discussed in Note 7. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 11 - CHANGE IN MANAGEMENT

On March 17, 2002, the Company announced a change in management. Fireball Enterprises LLC, which held twenty-seven percent (27%) of the Company stock, bought an additional 7.65 million shares from Marc Newman, the President and Chief Executive Officer and Doug Newman, the Chief Financial Officer. Marc and Doug Newman resigned as Officers and Directors and a new Chief Executive was named.

The purchase involved a cash price of $100,000, a termination of the Newman employment agreements, the substitution of certain Fireball principals for the Newmans as guarantors of corporate borrowings, and the exchange of mutual releases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This quarterly report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which can be identified by the use of forward-looking terminology such as: "may", "might", "could", "would", "believe", "expect", "intend", "plan", "seek", "anticipate", "estimate", "project" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this quarterly report on Form 10-QSB, including without limitation, the statements under this "Item 2. Management's Discussion and Analysis or Plan of Operation" and located elsewhere herein regarding our financial position and liquidity are forward-looking statements. These forward-looking statements also include, but are not limited to:

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

         Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations (Cautionary Statements), are disclosed in this quarterly report on Form 10-QSB and under the heading "Risk Factors" in our annual report on Form 10-KSB, which are incorporated by reference into this quarterly report. Important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to:

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

         These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements. See "Risk Factors" in our annual report on Form 10-KSB for further information regarding risks and uncertainties related to our businesses.

         The following discussion is intended to assist in understanding of the Company's financial position as of March 31, 2002, and its results of operations for the three-month periods ended March 31, 2002 and 2001. The financial statements and notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to Zenex Telecom, Inc.'s annual report on Form 10-KSB for the year ended December 31, 2001.

THE COMPANY

         General. Zenex Telecom, Inc. ("We", or the "Company") is engaged primarily in the wholesale of telephone long distance minutes. Our minutes and related services are generally sold to distributors and switchless resellers and competitive local exchange carriers. Competitive local exchange carriers are telephone service providers that compete in deregulated markets against the regional Bell operating companies for local and long distance service. Many of the minutes are sold to retailers of calling cards. We own our own switching facilities and a proprietary interactive voice response (IVR) platform. We use the IVR platform for the calling cards and for a variety of commercial telephony services including the private payphone industry. We conduct our business through a subsidiary, Zenex Long Distance, Inc., which does business as Zenex Communications, Inc. ("Zenex Communications").

         In March 2002, we underwent a change of control and new management was installed. See Item 5. Other Information. New management will focus on the development of Zenex Communication's business, which we believe will lead to profitability. Our strategy involves the diversification of our customer base, expanding our sale of long distance minutes in non-calling card markets, creating a sales division or relationship to focus on the development of retail business customers, developing additional IVR services, and strengthening our capital base. Pursuit of our strategy may include the acquisition of other telecommunication businesses as a means of increasing our telephony services and products, expanding markets and increasing efficiencies.

RESULTS OF OPERATIONS

         The revenues for the three months ended March 31, 2001 were $1,003,801 compared to revenues of $556,224 for the three months ended March 31, 2002. The decrease was attributable to a substantial decline in the long distance usage of our largest customer, whose usage accounted for 72% of our revenues in the first quarter of 2001. This customer's usage declined throughout 2001 and, during the first quarter of 2002, represented approximately 14.5% of our overall revenue. The decline was attributable to internal developments within this customer and was unrelated to our services.

         The decline in revenue resulted in an operating loss of $419,986 for the three months ended March 31, 2002. Added to the operating loss was our write-off of a questionable receivable due from an earlier acquisition that we sold back to the original owners. The write-off amount was $119,000. After these adjustments, our comprehensive loss for the first quarter was $559,605 compared to a loss of $51,540 for the first quarter of 2001.

         Selling, general and administrative expenses of $448,853 increased during the first quarter of 2002 from $302,498 for the first quarter of 2001. The increase was due in part to the addition of sales and other personal to increase marketing and enhance products and services; including increased program development and design fees associated with the rollout of new e-based support and billing services. Such expense also increased as the result of higher compensation and other payments to former management. In addition, legal and professional fees were incurred in association with the change in management.

         Cost of sales as a percentage of revenue increased significantly during the first quarter of 2002 compared to the first quarter of 2001. The increase was primarily due to our lower revenue level. Cost of sales also increased as we expanded our circuits and capacity to prepare for expected growth in the competitive local exchange (CLE) market. Since beginning in January 2002, our CLE sales have increased each month and we expect this growth to continue. The future cost of sales as a percentage of revenue should decrease as sales volume increases. We have a significant amount of our long distance usage coming from evening and nighttime hours, resulting in available daytime capacity. We believe we can sell our daytime capacity to commercial business customers, which will supplement our traditional wholesale business and should increase profit margins. This effort should also begin to decrease our overall cost of sales once we recognize the increase in daytime traffic. Gross profit margins for the first quarter of 2001 were approximately 40% compared to gross profit margins of approximately 19% for the same period of 2002.

LIQUIDITY AND CAPITAL RESOURCES

         The reductions in usage have clearly affected operating results and strained our cash resources. At March 31, 2002, we had a working capital deficit of $1,205,895 compared to a deficit in working capital at December 31, 2001 of $805,931. Our stockholders' equity has decreased from $581,618 (23% of assets) at December 31, 2001 to $22,012 (0.1% of assets) at March 31, 2002. We are currently in default under an earn-out obligation owing to the former owners of Zenex Communication for $317,647. At present, we have limited financial resources and are operating at a cash deficit. For these reasons, our independent auditors have indicated doubt about our ability to continue as a going concern.

         As an interim measure, we have obtained a $250,000 line of credit from a commercial bank with the personal guaranty of our Chairman of the Board. We believe that this credit line will suffice to cover our cash needs through the third quarter, at which time we expect to be operating with positive cash flow. Our financial projections assume that we are able to compromise the earn-out obligation in a manner that will not require a cash outlay.

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

STRATEGY FOR INCREASING REVENUES AND EARNINGS

         As revenues declined in 2001, we developed a strategy for increasing revenues and attaining profitability. Our strategy focuses upon Zenex Communications, and we have discontinued all other operations and liquidated those assets. We may explore the acquisition of telecommunications companies, assets or business entities that compliment Zenex Communications. Our strategy involves several objectives, including increasing revenues, decreasing costs, improving efficiencies and enhancing functionality and services, and restructuring our debt.

         To increase revenues, we have added sales and marketing staff, are diversifying our customer base, especially in non-calling card long distance markets, have added new products and services, and have enhanced existing products and services. We intend to focus heavily on an expansion of our switched long distance service to commercial business customers. To decrease costs, we revamped the executive management structure following the March 2002 change of control. We have also negotiated lower rates from long distance carriers (providers) and have established better pricing for our international toll traffic. To improve efficiencies and despite falling revenues, we continued to invest in research and development during 2001 and during the first quarter of 2002. This work has improved our efficiencies and enhanced back-office functionality and services. Most notable is our recent completion of a web-based, customer support and database integration system. The proprietary system software fully automates customer services and establishes interfaces between our database and those of our provider carriers and customers to facilitate ordering, billing and database management. We have also improved our billing systems, improved the least cost routing platform to help ensure the lowest cost for long distance traffic, and built a proprietary 800 routing and fraud control system to prevent unauthorized usage. We are also introducing a user friendly, conference-calling product through our IVR platform.

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

         To ensure that we have adequate capital to meet our near term obligations, we have established a working line of credit and plan to consolidate our other debt into one long term loan with more favorable terms.

                           PART II - OTHER INFORMATION

ITEM 2. SALE OF SECURITIES

         Shortly before the change of control in March 2002, Marc W. Newman, the former President and Chief Executive Officer, and Douglas A. Newman, the former Chief Financial Officer and Secretary, caused Zenex to issue to themselves 2.0 million shares of Zenex common stock. The Newmans sold these shares in the change of control. By a written consent dated October 31, 2001, the Board of Directors had granted the Newmans their choice of $33,750 cash, 3,515 shares of Eagle Building Technologies stock (held by Zenex), or 2.0 million shares of Zenex stock. The grant was in consideration of the Newmans' personal guarantees of a Zenex credit facility.

ITEM 5.  OTHER INFORMATION

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

               None

     (b) During the quarter ended March 31, 2002, we filed one Form 8-K, which was dated March 15, 2002. This Form 8-K disclosed a change in control in Zenex.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



June 04, 2002                               Zenex Telecom, Inc.



                                           By:    /s/ Ron Carte
                                              ----------------------------------
                                                        Ron Carte
                                              President and Chief Executive
                                                         Officer