Form 10QSB
period 2002-06-30
ZENEX TELECOM INC
filed 2002-08-19
CIK 928373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended: June 30, 2002 or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

    For the transition period from ________ to ________

                         Commission File Number: 0-24684

                               ZENEX INTERNATIONAL, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

       Colorado                                                73-1587867
------------------------                                ------------------------
(State of incorporation)                                (I.R.S. Employer ID no.)

201 S. Robert S. Kerr, Suite 500                                 73102
   Oklahoma City, Oklahoma                                     ----------
----------------------------------------                       (Zip Code)
(Address of Principal Executive Offices)

                                  405-749-9999
                            -------------------------
                           (Issuer's telephone number)

                               Zenex Telecom, Inc.
                              -------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days: Yes [X] No [ ]

Shares of Common  Stock,  $.001 par value,  outstanding  as of August 19,  2002:
29,508,290.

Transitional Small Business Disclosure Format:  Yes  [ ]  No  [X]

                               ZENEX TELECOM, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Independent Accountant's Review Report................................4

         Financial Statements:

           Consolidated Balance Sheets.......................................5-6

           Consolidated Statements of Operations...............................7

           Consolidated Statements of Cash Flows.............................8-9

           Notes to the Financial Statements...............................10-22
Item 2.  Management's Discussion and Analysis or Plan of Operation.........23-26

PART II. OTHER INFORMATION

Item 2.  Changes in Securities ...............................................27

Item 5.  Other Information....................................................27

Item 6.  Exhibits and Reports on Form 8-K ....................................27

SIGNATURES

                               ZENEX TELECOM, INC.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements - June 30, 2002 and 2001

This quarterly report on Form 10-QSB should be read in conjunction with Zenex Telecom, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 2001.

                            Independent Review Report

Board of Directors and Stockholders
Zenex Telecom, Inc.

We have reviewed the accompanying consolidated balance sheets of Zenex Telecom, Inc. (formerly Lone Wolf Energy, Inc.) as of June 30, 2002, and the related consolidated statements of income for the three and six months ended June 30, 2002 and 2001, and the consolidated statements of cash flows for the six months ended June 30, 2002 and 2001 in accordance with Statements on Standards for accounting and Review Services issued by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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

The December 31, 2001 financial statements for Zenex Telecom, Inc. were audited by us and we expressed a qualified opinion in our reports dated March 15, 2002, but we have not performed any auditing procedures since that date.

The March 15, 2002 report stated that the accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has had a significant decline in revenue from a major customer and is in default on certain provisions of a purchase agreement. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.


Sutton Robinson Freeman & Co., P.C.
Certified Public Accountants

Tulsa, Oklahoma
August 2, 2002

                              ZENEX TELECOM, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                         June 30    December 31,
                                                           2002         2001
                                                       (Unaudited)
                                                       ----------   ------------

                              Assets
Current Assets
   Cash                                                $   89,569   $       339
   Accounts receivable (net of allowance for              635,063       331,139
     doubtful accounts of $25,000 at June 30, 2002)
   Current portion of  notes receivable                       -          21,717
   Deposits                                                10,884        13,478
   Inventory                                                6,880        25,750

   Prepaid expenses                                        13,666           -
   Assets held for sale                                       -          64,368
                                                       ----------   ------------
                                                          756,062       456,791
                                                       ----------   ------------

Property and Equipment                                  1,787,573     1,766,540
   Less:  accumulated depreciation                       (938,161)     (839,187)
                                                       ----------   ------------
                                                          849,412       927,353
                                                       ----------   ------------
Other
   Goodwill (net)                                         713,703       713,703
   Notes receivable-net of current portion                    -         120,000
   Deferred taxes                                         296,000       296,000
                                                       ----------   ------------
                                                        1,009,703     1,129,703
                                                       ----------   ------------

                                                       $2,615,177   $ 2,513,847
                                                       ==========   ============

    See accompanying notes to financial statements and accountant's report.

                              ZENEX TELECOM, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                         June 30,   December 31,
                                                           2002         2001
                                                       (Unaudited)
                                                       -----------  ------------

    Liabilities and Stockholders' Equity
Current Liabilities
   Current portion of long-term debt                   $  926,310   $   429,688
   Accounts payable                                       678,696       420,896
   Zenex stock acquisition payable                        317,647       317,647
   Accrued liabilities                                    223,875        83,138
   Prepayments and customer deposits                       33,400        11,353
                                                       ----------   ------------
                                                        2,179,928     1,262,722
                                                       ----------   ------------
Other Liabilities
   Long-term debt net of current portion                  551,617       452,131
   Other liabilities                                      217,376       217,376
                                                       ----------   ------------
                                                          768,993       669,507
                                                       ----------   ------------

Stockholders' Equity
   Preferred stock ($0.001 par value, 20,000,000
     shares authorized, no shares issued and                  -             -
     outstanding)
   Common stock ($0.001  par value, 100,000,000
     shares authorized 38,342,290 and 27,508,290
     shares issued and outstanding at June 30, 2002        38,342        27,508
     and December 31, 2001)
   Paid-in capital                                      1,661,121     1,351,953

   Unrealized gain (loss) on available
     for sale securities                                      -        (270,882)
   Retained earnings (deficit)                         (2,033,207)     (526,961)
                                                       ----------   ------------
                                                         (333,744)      581,618
                                                       ----------   ------------

                                                       $2,615,177   $ 2,513,847
                                                       ==========   ============

    See accompanying notes to financial statements and accountant's report.


                              ZENEX TELECOM, INC.
                      CONOLIDATED STATEMENTS OF OPERATIONS

                                                  Three Months Ended            Six Months Ended
                                                June 30       June 30        June 30        June 30
                                                  2002          2001           2002           2001
                                              (Unaudited)   (Unaudited)    (Unaudited)    (Unaudited)
                                              -----------   -----------    -----------    -----------
Revenues                                      $   844,156   $ 1,171,002    $ 1,400,380    $ 2,174,807

Operating Expenses
   Cost of sales                                  635,641       707,236      1,089,825      1,318,152
   Selling, general and administrative            404,294       415,103        853,148        717,601
   Depreciation and amortization                   39,895        74,135        113,067        150,120
                                              -----------   -----------    -----------     ----------
                                                1,079,830     1,196,474      2,056,040      2,185,873
                                              -----------   -----------    -----------     ----------

Operating Income (Loss)                          (235,674)      (25,472)      (655,660)       (11,066)

Other Income (Expense)

   Interest income                                    -             -            2,006             33
   Interest expense                               (35,808)      (21,596)       (58,433)       (40,673)

   Merger related expense                        (360,000)          -         (360,000)           -

   Bad debt expense                               (46,716)          -         (165,717)           -

   Gain on sale of assets                           2,440           -             2,440           -

   Realized loss on securities                        -             -          (270,882)          -
                                              -----------    ----------     -----------     ---------
                                                 (440,084)      (21,596)       (850,586)      (40,640)
                                              -----------    ----------     -----------     ---------

Net Income (Loss) from Operations
   Before Income Taxes                           (675,758)      (47,068)     (1,506,246)      (51,706)


   Income tax (expense) benefit                       -          20,000              -         21,000
                                              -----------    ----------     -----------     ---------

Net Income (Loss) Before
   Before Discontinued Operations                (675,758)      (27,068)     (1,506,246)      (30,706)
                                              -----------    -----------    -----------     ---------

Discontinued Operations

   Profit (loss) from discontinued business

      operations net of income taxes                  -             -               -         (47,902)

   Gain on sale of discontinued operations

      net of income taxes                             -         214,219             -         214,219
                                              -----------    ----------     -----------     ---------

Net Income (Loss)                               (675,758)       187,151      (1,506,246)      135,611

Other Comprehensive Income:

   Unrealized holding gains(losses)                  -           11,875        (270,882)       11,875

   Reclassification adjustment                       -              -           270,882           -
                                              -----------    ----------     -----------     ---------

Comprehensive Income (Loss)                   $ (675,758)    $  199,026     $(1,506,246)    $ 147,486
                                              ===========    ==========     ===========     =========

   Primary Earnings (Loss) per Share          $    (0.02)    $      -             (0.05)          -
                                              ==========     ==========     ===========     =========
     Fully Diluted Earnings (Loss) per Share  $    (0.02)    $      -             (0.05)          -
                                              ==========     ==========     ===========     =========

    See accompanying notes to financial statements and accountant's report.


                              ZENEX TELECOM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Six Months Ended
                                                        June 30,       June 30,
                                                          2002           2001
                                                      (Unaudited)    (Unaudited)
                                                      ------------    ----------
Cash Flows from Operating Activities
   Net income(loss)                                   $(1,506,246)    $ 147,486

   Reconciliation of net income to net cash provided by operating activities:

     Depreciation and amortization                        113,067       150,120
     Investments transferred for compensation              64,368           -
     Bad debt write-off                                   165,717           -
     Gain on sale of property and equipment                (2,440)          -
     Realized loss on disposal of securities              270,882           -
     Issuance of common stock for services                220,000         4,125
     Common stock received for sale
         of property and equip                                -        (410,000)
     Increase in carrying value of investments                -         (11,875)
     Book value of assets disposed                            -         140,916
     (Increase) Decrease from changes in:
        Accounts receivable                              (328,924)      (20,134
        Deferred taxes                                        -          89,000
        Deposits                                            2,594        (7,500)
        Inventory                                             120           -
        Prepayments                                       (13,666)          -
     Increase (Decrease) from changes in:
        Accounts payable                                  257,800       (14,614)
        Accrued liabilities                               140,737       (26,275)
        Other liabilities                                     -         (17,642)
        Prepayments and customer deposits                  22,047        22,169
                                                      -----------     ----------
   Net adjustments to net income                          912,302      (101,710)
                                                      -----------     ----------
   Net cash used by operating activities                 (593,944)       45,776
                                                      -----------     ----------

                              ZENEX TELECOM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Six Months Ended
                                                        June 30,       June 30,
                                                          2002           2001
                                                      (Unaudited)    (Unaudited)
                                                      ------------    ----------
Cash Flows from Investing Activities
   Purchase of property and equipment                      (6,250)      (34,006)
                                                      ------------    ----------
   Net cash used by investing activities                   (6,250)      (34,006)
                                                      ------------    ----------
Cash Flows from Financing Activities
   Change in notes receivable                         $     1,000     $(120,000)
   Proceeds from long-term debt                           668,480           -
   Payment of long-term debt                              (80,056)      138,803
   Proceeds from issuance of common stock                 100,000           -
                                                      ------------    ----------
   Net cash provided by financing activities              689,424        18,803
                                                      ------------    ----------
Net Increase in Cash                                       89,230        30,573

Cash at Beginning of Period                                   339           -
                                                      ------------    ----------
Cash at  End of Period                                $    89,569     $  30,573
                                                      ============    ==========

Supplemental Schedule of Non-Cash
   Investing and Financing Activities

   Fixed asset additions                              $    28,557     $     -
                                                      ------------    ----------
   Liabilities assumed or incurred                         28,557        28,557
                                                      ============    ==========
   Liabilities transferred with fixed asset disposal  $    20,871     $     -
                                                      ============    ==========
   Common stock issued for services                   $   220,000     $     -
                                                      ============    ==========

    See accompanying notes to financial statements and accountant's report.

                              ZENEX TELECOM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Organization and Nature of Business

Zenex Telecom, Inc. (formerly Lone Wolf Energy, Inc.) was incorporated on March 4, 1991, in the state of Colorado. On November 15, 2001, the shareholders approved the change of the corporate name from Lone Wolf Energy, Inc. to Zenex Telecom, Inc. ("ZTI" or the "Company").

On June 21, 2000, the Company completed the acquisition of Prestige Investments, Inc. and its wholly owned subsidiary Zenex Long Distance, Inc. (dba Zenex Communications, Inc. or "Zenex"). A newly formed wholly owned subsidiary of the Company, Prestige Acquisition Corp. ("Prestige Acquisition"), was merged with and into Prestige Investments, Inc. ("Prestige Investments"), the parent company of Zenex. Prestige Investments was the surviving corporation in the merger. The merger was pursuant to an Agreement and Plan of Reorganization dated May 4, 2000, by and among the Company, Prestige Acquisition, Prestige Investments and the five shareholders of Prestige Investments (the "Zenex Merger Agreement"). Pursuant to the Zenex Merger Agreement, the Company issued 15,550,000 shares of the Company's common stock to the shareholders of Prestige Investments in return for their surrender to the Company of all of their shares of common stock of Prestige Investments. Following the merger, Prestige Investments became a wholly owned subsidiary of the Company with Zenex operating as a wholly owned subsidiary of Prestige Investments. The business combination was accounted for as a pooling of interest. The 1999 financial statements were restated to include the assets, liabilities and operations of Prestige and its wholly owned subsidiary Zenex.

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

ChurchLink developed a software product that provided an online communications hub for churches and their membership. The purchase price of ChurchLink was 100,000 shares of the Company's common stock, with an additional 400,000 shares of the Company's common stock to be issued as certain numbers of churches subscribed to the service; however, there were no additional shares issued under the purchase agreement. The fair market value of the 100,000 shares issued was $28,000. The acquisition was accounted for as a purchase.

In April 2001, the Company entered into an Exchange of Stock Agreement with a shareholder that owned 7,400,000 common shares of the Company, whereby the Company exchanged all of the stock of ChurchLink for the 7,400,000 shares owned by a shareholder. The 7,400,000 shares

                               ZENEX TELECOM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002

of Company common stock were valued at the quoted market price of $0.05 per share ($370,000) on the date of the transaction. The shares were subsequently retired and reduced the outstanding shares of the Company by approximately 20%.

In March 2000, the Company purchased the assets of EP Distributing Company ("EPD") for $100,000 in cash and 1,000,000 shares of the Company's common stock valued at $40,000. EPD was operated as a division of the Company during 2000. The division sold nutritional products, with its primary line being Earth Pharmacy brand products and brokered medical supplies.

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

The Company's June 30, 2002, and December 31, 2001, consolidated balance sheets include the wholly owned subsidiary, Prestige, and Prestige's wholly owned subsidiary, Zenex. The Company's consolidated statements of operations for the six months ended June 30, 2002 and 2001 includes the pooled entity of Prestige and its wholly owned subsidiary Zenex for the periods presented. The purchased and subsequently disposed of entities of EPD and Churchlink are included from their respective dates of purchase and subsequent disposition as discontinued operations. All significant inter-company accounts have been eliminated in the consolidated financial statements. The consolidated financial statements include all adjustments which in the opinion of management are necessary in order to make the statements not misleading.

Cash and Cash Equivalents

The Company considers all highly liquid debt or equity instruments purchased with an original maturity at the date of purchase of 90 days or less to be cash equivalents.

Inventory

Inventory of prepaid long-distance calling cards is stated at the lower of cost or fair market value.

                               ZENEX TELECOM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002

Fair Value of Financial Instruments

The Company's financial instruments include cash, receivables, short-term payables, and notes payable. The carrying amounts of cash, receivables, and short-term payables approximate fair value due to their short-term nature. The carrying amounts of notes payable approximate fair value based on borrowing terms currently available to the Company.

Goodwill and Intangible Assets

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 142 supercedes APB Opinion No. 17, Intangible Assets and primarily addresses accounting for goodwill and intangible assets subsequent to acquisition. Under SFAS No. 142, goodwill and separately identified intangible assets with indefinite lives will no longer be amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. Separately identified intangible assets not deemed to have indefinite lives would continue to be amortized over their useful lives. SFAS No. 142 applies to all goodwill and intangible assets acquired after June 30, 2001. For goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. There was no material impact on its financial statements from adoption. SFAS No. 143 requires that entities record as a liability obligations associated with the retirement of a tangible long-lived asset when such obligations are incurred and capitalize the cost by increasing the carrying amount of the related long-lived asset. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002; however, earlier application is encouraged. The Company adopted SFAS No. 143 on January 1, 2002, and evaluated the impact on its financial statements; goodwill was not considered impaired and accordingly no adjustment was made. The Company has $713,703 of unamortized goodwill at June 30, 2002.

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

                               ZENEX TELECOM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002

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

Concentrations

In connection with providing long distance service to customers, Zenex has contractual agreements with certain carriers which provide access to and usage of their long distance network. The contracts include an agreed-upon billing rate and a term for these services. For the period ended June 30, 2002, four carriers carried approximately 90% of the Company's long distance traffic with the highest carrying 29%. One carrier carried approximately 70% for the period ended June 30, 2001. Although other carriers are available to provide access and usage of their long distance network, there are a limited number of such sources. Additionally, the time required to efficiently transfer system connections makes the Company vulnerable to a risk of a near-term significant impact in the event of a natural disaster or any other termination of the carrier's service; however, the Company has the ability to utilize back up systems in the event of the carrier's termination of services.

Although Zenex had a significant number of customers for the period ended June 30, 2002, one customer accounted for approximately 10% of the Zenex revenue. For the period ended June 30, 2001, one customer accounted for 68% of Zenex revenue.

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

                               ZENEX TELECOM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002

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

Segment Information

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company identifies its operating segments based upon business activities, management responsibilities and geographical location. Certain items in the June 30, 2001 financial statements have been reclassified to reflect the discontinued operations of the Company. After the reclassified presentation, the net loss from continuing operations reflects the operations of the wholesale telecommunications services, the single business segment in which the Company operates.

Hedging Transactions

The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities during 1999. Currently, the Company does not engage in hedging activities for transactions involving derivatives.

Mergers and Acquisitions

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

                               ZENEX TELECOM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002

Reclassifications

Certain   reclassifications  have  been  made  to  the  prior  period  financial statements to conform to the current period presentation.

NOTE 2 - NOTES RECEIVABLE
-------------------------

Notes receivable are as follows:

                                                        June 30,    December 31,
                                                         2002          2001
                                                         ----          ----
     Due from an unrelated individual from the
     sale of EP Distributing Company, payable in
     monthly installments of $500 in July through
     September 2001, $1,000 in October through
     December 2001 and $1,500 from January
     2002 through May 2004 with a balance of
     $104,500 due on June 1, 2004.  The total
     payments to be received are $153,500
     without interest, and the note amount is
     shown as the present value with an interest
     rate imputed at approximately 8%                  $   -        $    120,000

     Due from a customer in monthly
     installments of $1,297 including interest at
     8% through January 2003                               -              21,717
                                                       -------      ------------
                                                           -             141,717
     Less current portion                                  -              21,717
                                                       -------      ------------
     Notes receivable - net of current portion         $   -        $    120,000
                                                       =======      ============

NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

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

                               ZENEX TELECOM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002

Property and equipment are recorded at cost. Expenditures for repairs and maintenance are charged to operations when incurred. Major improvements and renewals that extend the useful life of the related asset are capitalized and depreciated over the remaining useful life. Depreciation and amortization are computed for financial and income tax reporting purposes using straight-line and accelerated methods over estimated useful lives ranging from three years to ten years. Depreciation charged to operations was $113,067 and $120,810 for the six months ended June 30, 2002 and 2001 respectively. The following table summarizes the classifications of property and equipment, total accumulated depreciation and the related estimated useful lives:

           Property and Equipment                Cost             Year
           ----------------------                ----             ----
        Equipment                            $ 1,534,663          5-10
        Office software and equipment            204,684          5-7
        Autos                                     28,558            5
        Leasehold improvements                    19,667            5
                                             -----------
                                               1,787,572
        Less: accumulated depreciation           938,161
                                             -----------
        Net property and equipment           $   849,411
                                             ===========

NOTE 4 - INTANGIBLE ASSETS

Goodwill represents the excess of the cost of assets acquired over the fair market value at the date of the business combination. Goodwill in the amount of $900,687 was being amortized on the straight-line method over fifteen years. Amortization was discontinued effective January 1, 2002 was the adoption of SFAS No. 142. Amortization expense of $19,435 was charged to operations for the six months ended June 30, 2001.

Goodwill includes the following:
                                                     June 30,    December 31,
                                                      2002          2001
                                                      ----          ----
        Prestige's acquisition of Zenex Long
              Distance, Inc.                      $  583,040    $  583,040
        Earn out rights                              317,647       317,647
                                                  ----------    ----------
                                                     900,687       900,687
        Less: accumulated amortization               186,984       186,984
                                                  ----------    ----------
        Net Goodwill                              $  713,703    $  713,703
                                                  ==========    ==========

NOTE 5 - LONG-TERM DEBT
-----------------------

The Company has the following long-term debt as of:

                                               June 30, 2002   December 31, 2001
                                               -------------   -----------------
    9.5% note secured by all Zenex equipment
    and common stock, due in monthly
    installments of $5,227, including interest
    through January 2005                          $  145,094          $  168,696

    9.75% note secured by all Zenex equipment
    and common stock, due in monthly
    installments of $2,124, including interest
    through March 2005                                61,426              70,548

    9.75% note secured by transportation
    equipment due in monthly installments of
    $848, including interest to June 2005             26,089              23,915

    $450,000 line of credit with interest payable
    monthly at 1.5% over Wall Street prime,
    secured by all assets of Zenex and the
    personal guarantee of certain Directors          450,000             252,289

    9.5% note secured by all Zenex equipment
    and Zenex common stock, due in monthly
    installments of $6,301, including interest
    through February 2006                            235,128             255,265

    10% unsecured note due in monthly
    installments of $4,456, including interest
    through April 2004                                89,421             111,106

    Note payable, secured by all Zenex
    equipment, receivables and stockholder
    guaranty, bearing interest at 3.5% over New
    York prime, (currently 8.25%); due in
    monthly installments of $5,237, including
    interest to June 2006                            228,359                -

    Note payable to stockholder bearing interest
    at 3.5% over New York prime (currently
    8.25%) due in quarterly principal payments
    of $60,000 beginning September 25, 2002,
    and monthly interest payments through June
    25, 2003                                         242,410                -
                                                  ----------          ----------
                                                   1,477,927             881,819
    Less: current portion of long-term debt          926,310             429,688
                                                  ----------          ----------
                                                  $  551,617          $  452,131
                                                  ----------          ----------

                               ZENEX TELECOM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002

Maturities of long-term debt as of June 30, 2002, are as follows:

                Year                          Amount

                2004                       $  246,575
                2005                          189,773
                2006                          115,269
                                           ----------
                                           $  551,617
                                           ==========

NOTE 6 - INCOME TAXES
---------------------

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

The components of the net deferred tax asset are as follows:

                                                      June 30,      December 31,
                                                       2002             2001
                                                       ----             ----

   Deferred tax liability on depreciation         $  (129,000)   $   (129,000)
   Deferred tax asset for loss carry forward        1,487,498         885,000
                                                  -----------    ------------
   Deferred tax asset                               1,358,498         756,000

   Less: valuation allowance                        1,062,498         460,000
                                                  -----------    ------------
   Net deferred tax asset                         $   296,000    $    296,000
                                                  ===========    ============

The Company has established a valuation allowance for a portion of its net deferred tax asset due to the ownership changes limitation on the use of the loss carry forward.

                               ZENEX TELECOM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 7 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Investment Banking Services

Zenex Telecom, Inc. entered into a Business Consulting Agreement (the "Agreement") with Benchmark Capital Consulting, Inc. ("Benchmark") effective June 17, 2002. Under the terms of the three-year Agreement, Benchmark will provide transaction advisory services to Zenex. The services will include assistance with proposed transactions, due diligence to provide comprehensive valuations of Zenex and of proposed acquisitions, comprehensive long-term financial planning, and preparation of marketing and public relation material to increase awareness of Zenex.

Benchmark will receive One Hundred Thousand Dollars ($100,000), Four Million (4,000,000) shares of fully registered Zenex common stock and an option to purchase Five Hundred Thousand (500,000) shares of Zenex common stock at a price of $0.04 per share. Upon the agreement of the terms, the fair market value of the 4,000,000 shares was $0.04 per share or $160,000.

Upon completion of the Benchmark agreement, one million five hundred thousand (1,500,000) shares of Zenex common stock that are "restricted securities" were issued to three individuals for consultation. Restricted securities under the Securities Act of 1933, as amended, can only be sold in the market under Rule 144, which imposes certain limitations including a holding period, volume limitations and notice filings. Upon the agreement of the terms, the fair market value of the 1,500,000 shares was $0.04 per share of $60,000.

The Company also incurred $40,000 in professional fees associated with the various agreements.

The $360,000 ($100,000 cash and $260,000 value of stock) is included in the current period cost as merger related cost.

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

Operating Leases

The Company leases its facilities under operating leases, which expire at various intervals through September 30, 2005. Under the terms of the leases, the Company is responsible for its share of common area maintenance and operating expenses. Rent expense under operating leases for the six months ended June 30, 2002 and 2001 totaled $35,857 and $34,164 respectively.

                               ZENEX TELECOM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002

As of June 30, 2002, the future minimum lease commitments under the leases were as follows:

                        Year                               Amount
                        ----                               ------

                        2002                            $  36,806
                        2003                               75,511
                        2004                               78,358
                        2005                               55,104
                                                        ---------
                                                        $ 245,779
                                                        =========

Future Payment Obligations Under Stock Purchase Agreement

Prestige Investments, Inc., a wholly owned subsidiary of the Company acquired Zenex in accordance with a Stock Purchase Agreement ("the Agreement") dated February 19, 1999. The business combination was accounted for as a purchase. Under the Agreement, the initial purchase price was $6,353 for 100% of the 635,295 outstanding common shares. The Agreement includes a provision whereby the sellers may earn additional amounts if the cumulative collected gross sales revenue reach certain levels, (the "Earn Out Rights"), as follows:

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

Collected gross sales revenues through September 30, 2001, totaled approximately $10,200,000. In accordance with the Agreement, the $317,647 in Earn Out Rights is due on December 30, 2001, or within ninety days of attaining the collected gross sales revenue. The Company is in default on the payment provisions of the Agreement and currently does not have the funds or the financing ability to cure the default. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its funding requirements and the success of its future operations.

                               ZENEX TELECOM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 8 - EARNINGS PER SHARE
---------------------------

                                               For the             For the
                                         Three Months Ended    Six Months Ended
                                         June 30, June 30,    June 30,  June 30,
                                           2002     2001        2002      2001
                                           ----     ----        ----      ----
   Primary earnings per share:
     (in thousands)

     Common shares outstanding            38,342    27,508    38,342    27,508
                                          ------    ------    ------    ------
     Weighted average shares              30,904    28,185    29,547    33,907
        outstanding                       ------    ------    ------    ------

      Earnings (loss) per share           $(.02)    $  -      $(.05)    $  -
                                          ======    ======    ======    ======

   Fully diluted earnings per share:

      Common shares outstanding           40,542    27,508    40,542    27,508
                                          ------    ------    ------    ------
      Weighted average shares
        outstanding                       32,681    28,185    31,287    33,907
                                          ------    ------    ------    ------
      Earnings (loss) per share           $(.02)    $  -      $(.05)       -
                                          ======    ======    ======    ======
NOTE 9 - STOCK OPTIONS
----------------------

In accordance with the terms of an April 1999 loan agreement with Federal Bank Centre, a five-year option was granted to the bank to purchase 500,000 shares of the Company's common stock for $0.15 per share.

In accordance with the terms of a January 2001 loan agreement, with a stockholder, a five-year option was granted for the purchase of 1,200,000 shares of the Company's common stock for $0.10 per share.

In connection with the retention of Benchmark Capital Consulting, Inc. as the Company's investment banking firm, a three-year option was granted to purchase 500,000 shares of the Company's common stock for $0.04 per share.

NOTE 10 - GOING CONCERN UNCERTAINTIES
-------------------------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern; however, the Company has sustained operating losses for the years ending December 31, 1999, 2000 and 2001. The stockholders' equity has decreased from $581,618 (23% of assets) at December 31, 2001 to $(333,744) (13% of assets) at June 30, 2002. The Company has a working capital deficit of $805,931 at December 31, 2001, compared to a working capital deficit of $1,423,866 at June 30, 2002.

                               ZENEX TELECOM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002

The Company is in default on the $317,647 Earn Out Rights payment due on December 30, 2001, under the terms of the Agreement discussed in Note 7. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE  11 - CHANGE IN MANAGEMENT
-------------------------------

On March 17, 2002, the Company announced a change in management. Fireball Enterprises LLC, which held twenty-seven percent (27%) of the Company stock, bought an additional 7.65 million shares from Marc Newman, the President and Chief Executive Officer and Doug Newman, the Chief Financial Officer. Marc and Doug Newman resigned as Officers and Directors and a new Chief Executive was named.

The purchase involved a cash price of $100,000, a termination of the Newman employment agreements, the substitution of certain Fireball principals for the Newman's as guarantors of corporate borrowings, and the exchange of mutual releases.

NOTE  12 - SUBSEQUENT EVENTS
----------------------------

On August 3, 2002 Zenex Telecom, Inc. changed its name to Zenex International, Inc. to reflect the company's new growth strategies. The company's stock symbol remains the same.

Item 2.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

     This quarterly report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which can be identified by the use of forward-looking terminology such as: "may", "might", "could", "would", "believe", "expect", "intend", "plan", "seek", "anticipate", "estimate", "project" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this quarterly report on Form 10-QSB, including, without limitation, the statements under this "Item 2. Management's Discussion and Analysis or Plan of Operation" and located elsewhere herein regarding our financial position and liquidity are forward-looking statements. These forward-looking statements also include, but are not limited to:

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

     Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations (Cautionary Statements), are disclosed in this quarterly report on Form 10-QSB and under the heading "Risk Factors" in our annual report on Form 10-KSB, which are incorporated by reference into this quarterly report. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to:

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

     The following discussion is intended to assist in understanding of the Company's financial position as of June 30, 2002, and its results of operations for the three-month and six month periods ended June 30, 2002 and 2001. The financial statements and notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to Zenex Telecom, Inc.'s annual report on Form 10-KSB for the year ended December 31, 2001.

The Company
-----------

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

     In March 2002, we underwent a change of control and new management was installed. New management will focus on the development of Zenex Communication's business, which we believe will lead to profitability. Our strategy involves the diversification of our customer base, expanding our sale of long distance minutes in non-calling card markets, creating a sales division or relationship to focus on the development of retail business customers, developing additional IVR services, and strengthening our capital base. Pursuit of our strategy may include the acquisition of other telecommunication businesses as a means of increasing our telephony services and products, expanding markets and increasing efficiencies. We will explore the possible acquisition of profitable business 's, which could improve our balance sheet.

Results of Operations
---------------------

     The revenues for the three months ended June 30, 2002 were $844,156 compared to $556,230 for the three months ended March 31, 2002. This is a $287,926 increase or 51% revenue growth between the periods. This increase primarily comes from the competitive local exchange (CLE) market. Since beginning in January 2002, our CLE sales have increase each month and we expect this growth to continue. Our customer base continues to increase and diversify as we sign up new local exchange carriers to handle their long distance.

     The revenues for the three and six months ended June 30, 2002 decreased $326,846 and $1,003,805 respectively from the same periods in 2001. The decrease was attributable to a substantial decline in the long distance usage of our largest customer, whose usage accounted for 68% of our revenues in the first quarter of 2001. This customer's usage declined throughout 2001 and, during the first two quarter's of 2002, represented approximately 10% of our overall revenue. The decline from this customer was attributable to internal developments and was unrelated to our services.

     The current revenue level has resulted in an operating loss of $235,674 and $655,660 for the three and six months ended June 30, 2002. Added to the operating loss was our write-off of a questionable receivables for $46,716 and $165,717 for the three and six months ended June 30, 2002. During the three months ended June 30, 2002 we also incurred merger related costs associated with our retaining and investment banking firm of $360,000. After these adjustments our comprehensive loss for the three months ended June 30, 2002 totaled $(675,758) compared to income of $199,026 for the same period in 2001. For the six months ended June 30, 2002 the comprehensive loss was $(1,506,246) compared to income of $147,486 for the same period in 2001.

     Cost of sales as a percentage of revenue increased significantly during the first and second quarters of 2002 compared to 2001. The increase was primarily due to our lower revenue level. Cost of sales also increased as we expanded our circuits and capacity to prepare for expected growth in the CLE sales. As revenue continues to increase, the fixed portion of costs of goods, should continue to remain relatively constant, will become less as a percentage of revenue and should have a positive impact on gross margin.

     As volume has increased in the second quarter, our network switching platform, with its aged processors, hard drives and software revision, hasn't been able to keep up with the Call Detail Records has failed. Management does not and cannot know the full extent of the lost call records. A capital improvement to the switch was approved and announced at the annual shareholder's meeting. The hardware and software upgrade should be completed in the month of August 2002 and resolve the problem. The loss of these records has meant our inability to bill for those calls. The impact of lost Call Detail Records has reduced billing revenue but not the cost associated with the lost calls. The research and development team is currently designing a system to track call detail records, real time and significantly reduce the potential for lost records. Also, the new software upgrade will increase our call handling capacity to 100 meg/second.

     Selling, general and administrative expenses of $853,147 increased during the first two quarters of 2002 from $717,601 for the second quarter of 2001. The increase was due in part to the addition of sales and other personal to increase marketing and enhance products and services; including increased program development and design fees associated with the rollout of new e-based support and billing services. Such expense also increased as the result of higher compensation and other payments to former management. In addition, legal and professional fees were incurred in association with the change in management.

     Merger related expenses for the quarter totaled $360,000 and were incurred in connection with Zenex entering into a Business Consulting Agreement with Benchmark Capital Consulting, Inc.

Liquidity and Capital Resources
-------------------------------

     The reductions in usage have clearly affected operating results and strained our cash resources. At June 30, 2002, we had a working capital deficit of $1,423,866 compared to a deficit in working capital at December 31, 2001 of $805,931. Our stockholders' equity has decreased from $581,618 (23% of assets) at December 31 30, 2001 to $$(333,744) (-13.1% of assets) at June 30, 2002. At present, we have limited financial resources and are operating at a cash deficit. For these reasons, our independent auditors have indicated doubt about our ability to continue as a going concern.

     As an interim measure, we have obtained a $242,000 line of credit and a $228,359 term loan from a commercial bank with the personal guaranty of our Chairman of the Board. We believe that this credit line will suffice to cover our cash needs through the third quarter and our currently working on other financing arrangements to cover our cash needs until we are operating with positive cash flow.

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

Strategy for Increasing Revenues and Earnings
---------------------------------------------

     As revenues declined in 2001, we developed a strategy for increasing revenues and attaining profitability. Our strategy focuses upon Zenex Communications, and we have discontinued all other operations and liquidated those assets. We may explore the acquisition of telecommunications companies, assets or business entities that could strengthen our balance sheet. Our strategy involves several objectives, including increasing revenues, decreasing costs, improving efficiencies and enhancing functionality and services, and restructuring our debt.

     To increase revenues, we have added sales and marketing staff, are diversifying our customer base, especially in non-calling card long distance markets, have added new products and services, and have enhanced existing products and services. We intend to continue our focus on an expansion of our switched long distance service to commercial business customers. To decrease costs, we revamped the executive management structure following the March 2002 change of control. We have also negotiated lower rates from long distance carriers (providers) and have established better pricing for our international toll traffic. To improve efficiencies and despite falling revenues, we continued to invest in research and development during 2001 and during the first quarter of 2002. This work has improved our efficiencies and enhanced back-office functionality and services. Most notable is our recent completion of a web-based, customer support and database integration system. The proprietary system software fully automates customer services and establishes interfaces between our database and those of our provider carriers and customers to facilitate ordering, billing and database management. We have also improved our billing systems, improved the least cost routing platform to help ensure the lowest cost for long distance traffic, and built a proprietary 800 routing and fraud control system to prevent unauthorized usage. We are also introducing a user friendly, conference-calling product through our IVR platform.

     Because of decreased usage and the scalability of our new systems and services, we have substantial capacity and can increase our existing call traffic by a factor of four to five times without significant additional costs. We believe these steps will increase our marketing opportunities, foster customer loyalty and enhance our competitive position. These steps have begun to generate increased traffic, especially during the second two quarters of 2002.

     To ensure that we have adequate capital to meet our near term obligations, we have established additional financing and are currently working on other financing arrangements and restructuring of existing debt.

                           PART II - OTHER INFORMATION
                          ---------------------------

Item 2.  Sale of Securities
---------------------------

     3,332,000 shares of common stock were issued to Tim Aduddell and Jimmy Williams on June 16, 2002 for $100,000.

Item 5.  Other Information
--------------------------

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

     Zenex Telecom, Inc. entered into a Business Consulting Agreement (the "Agreement") with Benchmark Capital Consulting, Inc. ("Benchmark") effective June 17, 2002. Under the terms of the three-year Agreement, benchmark will provide transaction advisory services to Zenex. The services will include assistance with proposed transactions, due diligence to provide comprehensive valuations of Zenex and of proposed acquisitions, comprehensive long-term financial planning, and preparation of marketing and public relation material to increase awareness of Zenex.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
(a)      Exhibits

         Exhibit 99.1 Certification of Chief Executive Officer Ron Carte pursuant to 18 U.S.C. 1350

         Exhibit 99.1 Certification of Chief Financial Officer Ron Carte pursuant to 18 U.S.C. 1350

(b)      Reports on Form 8-K

                  None

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


August 19, 2002                                       Zenex International, Inc.


                                                  By: /s/ /Ron Carte
                                                     --------------------------
                                                      Ron Carte
                                                      President and
                                                      Chief Executive Officer