Form 10QSB
period 2002-09-30
ZENEX INTERNATIONAL INC
filed 2002-11-20
CIK 928373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X ________  Quarterly Report Pursuant to Section 13 or 15 (d) of the
            Securities Exchange Act of 1934

            For the quarterly period ended: September 30, 2002
                                      or

__________  Transition Report Pursuant to Section 13 or 15 (d) of the Securities
            Exchange Act of 1934

                         Commission File Number: 0-24684

                            ZENEX INTERNATIONAL, INC.
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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days: Yes [X] No [ ]

Shares of Common Stock, $.001 par value, outstanding as of November 14, 2002:
38,342,290.

Transitional Small Business Disclosure Format:  Yes  [  ]  No  [X]

                            ZENEX INTERNATIONAL, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

        Independent Accountant's Review Report..............................4

        Financial Statements:

           Consolidated Balance Sheets....................................5-6

           Consolidated Statements of Operations............................7

           Consolidated Statements of Cash Flows.... .....................8-9

           Notes to the Financial Statements............................10-23

Item 2.    Management's Discussion and Analysis or Plan of Operation....24-27

PART II.   OTHER INFORMATION

Item 2.    Changes in Securities ..........................................28

Item 5.    Other Information...............................................28

Item 6.    Exhibits and Reports on Form 8-K ...............................28

                            ZENEX INTERNATIONAL, INC.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements - September 30, 2002 and 2001

This quarterly report on Form 10-QSB should be read in conjunction with Zenex International, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 2001.

                            Independent Review Report

Board of Directors and Stockholders
Zenex International, Inc.

We have reviewed the accompanying consolidated balance sheets of Zenex International, Inc. Inc. (formerly Lone Wolf Energy, Inc.) as of September 30, 2002, and the related consolidated statements of income for the three and nine months ended September 30, 2002 and 2001, and the consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001 in accordance with Statements on Standards for accounting and Review Services issued by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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


Sutton Robinson Freeman & Co., P.C.
Certified Public Accountants

Tulsa, Oklahoma
November 12, 2002


                           ZENEX INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                September 30,     December 31,
                                                                    2002              2001
                                                                 (Unaudited)
                                                              ----------------- -----------------

                              Assets


Current Assets
   Cash                                                      $           2,841 $             339
   Accounts receivable (net of allowance for                           547,079           331,139
     doubtful accounts of $40,000 at September 30, 2002)
   Current portion of  notes receivable                                      -            21,717
   Deposits                                                             10,884            13,478
   Inventory                                                             6,880            25,750
   Prepaid expenses                                                     11,182                 -
   Assets held for sale                                                      -            64,368
                                                              ----------------- -----------------
                                                                       578,866           456,791
                                                              ----------------- -----------------



Property and Equipment                                               1,966,925         1,766,540
   Less:  accumulated depreciation                                    (998,225)         (839,187)
                                                              ----------------- -----------------
                                                                       968,700           927,353
                                                              ----------------- -----------------



Other
   Goodwill (net)                                                      713,703           713,703
   Notes receivable (net of current portion)                                 -           120,000
   Deferred taxes                                                      296,000           296,000
                                                              ----------------- -----------------
                                                                     1,009,703         1,129,703
                                                              ----------------- -----------------


                                                             $       2,557,269 $       2,513,847
                                                              ================= =================

     See accompanying notes to financial statements and accountant's report



                           ZENEX INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                September 30,     December 31,
                                                                    2002              2001
                                                                 (Unaudited)
                                                              ----------------- -----------------

    Liabilities and Stockholders' Equity


Current Liabilities
   Current portion of long-term
    debt                                                     $         938,503 $         429,688
   Accounts payable                                                  1,150,591           420,896
   Zenex stock acquisition payable                                     317,647           317,647
   Accrued
    liabilities                                                        322,736            83,138
   Prepayments and customer deposits                                    52,650            11,353
                                                              ----------------- -----------------
                                                                     2,782,127         1,262,722
                                                              ----------------- -----------------


Other Liabilities
   Long-term debt (net of current portion)                             608,669           452,131
   Other liabilities                                                   217,376           217,376
                                                              ----------------- -----------------
                                                                       826,045           669,507
                                                              ----------------- -----------------

Stockholders' Equity
   Preferred stock ($0.001 par value, 20,000,000
     shares authorized, no shares issued and                                 -                 -
     outstanding)
   Common stock ($0.001  par value, 100,000,000
     shares authorized 38,342,290 and 27,508,290
     shares issued and outstanding at September 30, 2002                38,342            27,508
     and December 31, 2001)
   Paid-in capital                                                   1,661,121         1,351,953
   Unrealized gain (loss) on available for sale securities                   -          (270,882)
   Retained earnings (deficit)                                      (2,750,366)         (526,961)
                                                              ----------------- -----------------
                                                                    (1,050,903)          581,618
                                                              ----------------- -----------------


                                                             $       2,557,269 $       2,513,847
                                                              ================= =================

     See accompanying notes to financial statements and accountant's report



                           ZENEX INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Three Months Ended          Nine Months Ended
                                                September 30,               September 30,
                                             2002          2001         2002            2001
                                         (Unaudited)   (Unaudited)   (Unaudited)     (Unaudited)
                                         ------------ ------------- -------------  --------------


Revenues                                 $ 1,154,520   $   895,974  $  2,554,901   $   3,070,781

Operating Expenses
   Cost of sales                           1,030,378       597,318     2,120,204       1,915,470
   Selling, general and administrative       414,241       344,013     1,267,389       1,061,614
   Depreciation and amortization              60,063        75,361       173,131         225,481
                                         ------------ ------------- -------------  --------------
                                           1,504,682     1,016,692     3,560,724       3,202,565
                                         ------------ ------------- -------------  --------------

Operating Income (Loss)                     (350,162)     (120,718)   (1,005,823)       (131,784)

Other Income (Expense)
   Interest income                                 -             -         2,006              33
   Interest expense                          (28,826)      (16,974)      (87,259)        (57,647)
   Merger related expense                          -             -      (360,000)              -
   Bad debt expense                         (338,170)            -      (503,887)              -
   Gain on sale of assets                          -             -         2,440               -
   Realized loss on
    securities                                     -       (14,364)     (270,882)        (14,364)
   Other income                                    -       136,147             -         136,147
                                         ------------ ------------- -------------  --------------
                                            (366,996)      104,809    (1,217,582)         64,169
                                         ------------ ------------- -------------  --------------

Net Income (Loss) from Operations
   Before Income
    Taxes                                   (717,158)      (15,909)   (2,223,405)        (67,615)

   Income tax (expense)
    benefit                                        -        (5,000)            -          16,000
                                         ------------ ------------- -------------  --------------

Net Income (Loss) Before
   Discontinued Operations                  (717,158)      (20,909)   (2,223,405)        (51,615)
                                         ------------ ------------- -------------  --------------

Discontinued Operations

   Profit (loss) from discontinued
    business
      operations net of income taxes               -             -             -         (47,902)

   Gain on sale of discontinued
    operations
      net of income taxes                          -             -             -         214,219
                                         ------------ ------------- -------------  --------------

Net Income (Loss)                           (717,158)      (20,909)   (2,223,405)        114,702

Other Comprehensive Income:
   Unrealized holding gains(losses)                -         1,605      (270,882)         13,480
   Reclassification
    adjustment                                     -        14,364       270,882          14,364
                                         ------------ ------------- -------------  --------------

Comprehensive Income (Loss)              $  (717,158) $     (4,940) $ (2,223,405)  $     142,546
                                         ============ ============= =============  ==============

     Primary Earnings (Loss) per Share   $     (0.02) $          -  $      (0.06)  $           -
                                         ============ ============= =============  ==============
     Fully Diluted Earnings (Loss) per
      Share                              $     (0.02) $          -  $      (0.06)  $           -
                                         ============ ============= =============  ==============



     See accompanying notes to financial statements and accountant's report


                           ZENEX INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       Nine Months Ended
                                                                September 30,     September 30,
                                                                    2002              2001
                                                                 (Unaudited)       (Unaudited)
                                                              ----------------- -----------------


Cash Flows from Operating Activities

   Net income(loss)                                          $      (2,223,405)$         142,546

   Reconciliation of net income to net cash provided by operating activities:

     Depreciation and amortization                                     173,131           225,481
     Investments transferred for compensation                           64,368                 -
     Bad debt write-off                                                189,899                 -
     Gain on sale of property and equipment                             (2,440)                -
     Realized loss on disposal of securities                           270,882                 -
     Issuance of common stock for services                             220,000             4,125
     Common stock received for sale of property and equip.                   -          (410,000)
     Book value of assets disposed                                           -           140,916
     (Increase) Decrease from changes in:
        Accounts receivable                                           (255,940)          143,861
        Deferred
         taxes                                                               -            94,000
        Deposits                                                         2,594           (18,228)
        Inventory                                                          120            (6,025)
        Prepayments                                                    (11,182)              234
     Increase (Decrease) from changes in:
        Accounts payable                                               729,695          (124,904)
        Accrued liabilities                                            239,598            (1,794)
        Other
         liabilities                                                         -           (26,862)
        Prepayments and customer deposits                               41,297              (899)
                                                              ----------------- -----------------

   Net adjustments to net income                                     1,662,022            19,905
                                                              ----------------- -----------------

   Net cash used by operating activities                              (561,383)          162,451
                                                              ----------------- -----------------

     See accompanying notes to financial statements and accountant's report




                           ZENEX INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      Nine Months Ended
                                                                September 30,     September 30,
                                                                    2002              2001
                                                                 (Unaudited)       (Unaudited)
                                                             ----------------- -----------------

Cash Flows from Investing Activities

   Increase in carrying value of investments                                 -          (375,750)
   Purchase of property and equipment                                 (185,603)          (59,168)
                                                              ----------------- -----------------

   Net cash used by investing activities                              (185,603)         (434,918)
                                                              ----------------- -----------------

Cash Flows from Financing Activities
   Change in notes receivable                                            1,000           431,657
   Proceeds from long-term debt                                        788,480                 -
   Payment of long-term debt                                          (139,992)          (69,002)
   Proceeds from issuance of common stock                              100,000                 -
                                                              ----------------- -----------------

   Net cash provided by financing activities                           749,488           362,655
                                                              ----------------- -----------------

Net Increase in Cash                                                     2,502            90,188

Cash at Beginning of Period                                                339                 -
                                                              ----------------- -----------------

Cash at End of Period                                        $           2,841 $          90,188
                                                              ================= =================


Supplemental Schedule of Non-Cash
   Investing and Financing
    Activities

   Fixed asset additions                                     $          28,557 $               -
                                                              ----------------- -----------------
   Liabilities assumed or incurred                                      28,557                 -
                                                              ================= =================

   Liabilities transferred with fixed asset disposal         $          20,871 $               -
                                                              ----------------- -----------------

   Common stock issued for services                          $         220,000 $               -
                                                              ================= =================

     See accompanying notes to financial statements and accountant's report


                           ZENEX INTERNATIONAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

Zenex International, Inc. (formerly Lone Wolf Energy, Inc.) was incorporated on March 4, 1991, in the state of Colorado. On November 15, 2001, the shareholders approved the change of the corporate name from Lone Wolf Energy, Inc. to Zenex Telecom, Inc. which was changed on August 3, 2002 to Zenex International, Inc. ("ZII" or the "Company").

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

The Company's September 30, 2002, and December 31, 2001, consolidated balance sheets include the wholly owned subsidiary, Prestige, and Prestige's wholly owned subsidiary, Zenex. The Company's consolidated statements of operations for the nine months ended September 30, 2002 and 2001 includes the pooled entity of Prestige and its wholly owned subsidiary Zenex for the periods presented. The purchased and subsequently disposed of entities of EPD and Churchlink are included from their respective dates of purchase and subsequent disposition as discontinued operations. All significant inter-company accounts have been eliminated in the consolidated financial statements. The consolidated financial statements include all adjustments, which in the opinion of management are necessary in order to make the statements not misleading.

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

Goodwill and Intangible Assets

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 142 supercedes APB Opinion No. 17, Intangible Assets and primarily addresses accounting for goodwill and intangible assets subsequent to acquisition. Under SFAS No. 142, goodwill and separately identified intangible assets with indefinite lives will no longer be amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. Separately identified intangible assets not deemed to have indefinite lives would continue to be amortized over their useful lives. SFAS No. 142 applies to all goodwill and intangible assets acquired after June 30, 2001. For goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. There was no material impact on its financial statements from adoption. SFAS No. 143 requires that entities record as a liability obligations associated with the retirement of a tangible long-lived asset when such obligations are incurred and capitalize the cost by increasing the carrying amount of the related long-lived asset. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002; however, earlier application is encouraged. The Company adopted SFAS No. 143 on January 1, 2002, and evaluated the impact on its financial statements; goodwill was not considered impaired and accordingly no adjustment was made. The Company has $713,703 of unamortized goodwill at September 30, 2002.

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

Concentrations

In connection with providing long distance service to customers, Zenex has contractual agreements with certain carriers which provide access to and usage of their long distance network. The contracts include an agreed-upon billing rate and a term for these services. For the period ended September 30, 2002, four carriers carried approximately 89% of the Company's long distance traffic with the highest carrying 32%. One carrier carried approximately 82% for the period ended September 30, 2001. Although other carriers are available to provide access and usage of their long distance network, there are a limited number of such sources. Additionally, the time required to efficiently transfer system connections makes the Company vulnerable to a risk of a near-term significant impact in the event of a natural disaster or any other termination of the carrier's service; however, the Company has the ability to utilize back up systems in the event of the carrier's termination of services.

Although, Zenex had a significant number of customers for the period ended September 30, 2002, one customer accounted for approximately 10% of the Zenex revenue. For the period ended September 30, 2001, one customer accounted for 61% of Zenex revenue.

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

Segment Information

Effective January 1, 1998, the Company adopted the provisions of SFAS No.
131, Disclosures about Segments of an Enterprise and Related Information. The Company identifies its operating segments based upon business activities, management responsibilities and geographical location. Certain items in the September 30, 2001 financial statements have been reclassified to reflect the discontinued operations of the Company. After the reclassified presentation, the net loss from continuing operations reflects the operations of the wholesale telecommunications services, the single business segment in which the Company operates.

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

NOTE 2 - NOTES RECEIVABLE

Notes receivable are as follows:

                                           September 30,      December 31,
                                               2002               2001
                                               ----               ----
Due from an unrelated individual from the
 sale of EP Distributing Company, payable
 in monthly installments of $500 in July
 through September 2001, $1,000 in October
 through December 2001 and $1,500 from
 January 2002 through May 2004 with a
 balance of $104,500 due on June 1, 2004.
 The total payments to be received are
 $153,500 without interest, and the note
 amount is shown as the present value with
 an interest rate imputed at
 approximately 8%                          $        -           $  120,000

Due from a customer in monthly
 installments of $1,297 including
 interest at 8% through January 2003                -               21,717
                                           ----------           ----------
                                                    -              141,717
Less current portion                                -               21,717
                                           ----------           ----------
Notes receivable - net of current portion  $        -           $  120,000
                                           ==========           ==========

NOTE 3 - PROPERTY AND EQUIPMENT

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

Property and equipment are recorded at cost. Expenditures for repairs and maintenance are charged to operations when incurred. Major improvements and renewals that extend the useful life of the related asset are capitalized and depreciated over the remaining useful life. Depreciation and amortization are computed for financial and income tax reporting purposes using straight-line and accelerated methods over estimated useful lives ranging from three years to ten years. Depreciation charged to operations was $173,131 and $225,481 for the nine months ended September 30, 2002 and 2001 respectively. The following table summarizes the classifications of property and equipment, total accumulated depreciation and the related estimated useful lives:

Property and Equipment                        Cost                Year

Equipment                                $  1,712,539             5-10
Office software and equipment                 206,161              5-7
Autos                                          28,558                5
Leasehold improvements                         19,667                5
                                         ------------
                                            1,966,925
Less: accumulated depreciation                998,225
                                         ------------
Net property and equipment               $    968,700


NOTE 4 - INTANGIBLE ASSETS

Goodwill represents the excess of the cost of assets acquired over the fair market value at the date of the business combination. Goodwill in the amount of $900,687 was being amortized on the straight-line method over fifteen years. Amortization was discontinued effective January 1, 2002 was the adoption of SFAS No. 142. Amortization expense of $30,697 was charged to operations for the nine months ended September 30, 2001.

Goodwill includes the following:

                                         September 30,        December 31,
                                              2002                2001
Prestige's acquisition of Zenex Long
 Distance, Inc.                          $    583,040       $    583,040
Earn out rights                               317,647            317,647
                                         ------------       ------------
                                              900,687            900,687

Less: accumulated amortization                186,984            186,984
                                         ------------       ------------
Net Goodwill                             $    713,703       $    713,703
                                         ============       ============

NOTE 5 - LONG-TERM DEBT

The Company has the following long-term debt as of:

                                      September 30, 2002  December 31, 2001

9.5% note secured by all Zenex equipment
 and common stock, due in monthly
 installments of $5,227, including
 interest through January 2005           $    132,210       $    168,696

9.75% note secured by all Zenex
 equipment and common stock, due in
 monthly installments of $2,124,
 including interest through March 2005         56,001             70,548

9.75% note secured by transportation
 equipment due in monthly installments
 of $848, including interest to
 June 2005                                     24,173             23,915

$450,000 line of credit with interest
 payable monthly at 1.5% over Wall Street
 prime, secured by all assets of Zenex
 and the personal guarantee of certain
 Directors                                    450,000            252,289

9.5% note secured by all Zenex equipment
 and Zenex common stock, due in monthly
 installments of $6,301, including
 interest through February 2006               221,691            255,265

10% unsecured note due in monthly
 installments of $4,456, including
 interest through April 2004                   80,421           111,106

Note payable to stockholder bearing
 interest at 5% due on
 September 13, 2004                           120,000                  -

Note payable, secured by all Zenex
 equipment, receivables and stockholder
 guaranty, bearing interest at 3.5% over
 New York prime, (currently 8.25%); due
 in monthly installments of $5,237,
 including interest to June 2006              220,266                  -

Note payable to stockholder bearing
 interest at 3.5% over New York prime
 (currently 8.25%) due in quarterly
 principal payments of $60,000 beginning
 September 25, 2002, and monthly
 interest payments through June 25, 2003      242,410                  -
                                         ------------       ------------
                                            1,547,172            881,819
Less: current portion of long-term debt       938,503            429,688
                                         $    608,669       $    452,131

Maturities of long-term debt as of
 September 30, 2002, are as follows:

           Year              Amount

           2004         $   357,278
           2005             169,542
           2006              81,849
                        $   608,669

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


The components of the net deferred tax asset are as follows:

                                         September 30,       December 31,
                                             2002               2001

Deferred tax liability on depreciation   $   (122,661)      $   (129,000)
Deferred tax asset for loss carry forward   1,735,092            885,000
                                         ------------       ------------
Deferred tax asset                          1,612,431            756,000

Less: valuation allowance                   1,316,431            460,000
                                         ------------       ------------
Net deferred tax asset                   $    296,000       $    296,000
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

The $360,000 ($100,000 cash and $260,000 value of stock) is included in costs for the nine months ended September 30, 2002 as merger related cost.

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

Operating Leases

The Company leases its facilities under operating leases, which expire at various intervals through September 30, 2005. Under the terms of the leases, the Company is responsible for its share of common area maintenance and operating expenses. Rent expense under operating leases for the nine months ended September 30, 2002 and 2001 totaled $53,978 and $50,429 respectively.

As of September 30, 2002, the future minimum lease commitments under the leases were as follows:

                         Year         Amount
                         2002      $  18,640
                         2003         75,511
                         2004         78,358
                         2005         55,104
                                   ---------
                                   $ 210,837
                                   =========

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



NOTE 8 - EARNINGS PER SHARE
                                                     For the                                  For the
                                                Three Months Ended                        Nine Months Ended
                                         September 30,      September 30,          September 30,        September 30,
                                             2002               2001                    2002                 2001
Primary earnings per share:
 (in thousands)

  Common shares outstanding                    38,342             27,508                38,342              27,508

  Weighted average shares outstanding          38,342             27,508                32,511              32,344


  Earnings (loss) per share              $       (.02)      $          -          $       (.06)       $          -


Fully diluted earnings per share:

  Common shares outstanding                    40,042             27,508                  40,042              35,886

  Weighted average shares outstanding          40,042             27,508                  34,237              31,596


  Earnings (loss) per share              $       (.02)      $          -          $         (.06)      $           -


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

NOTE 10 - RELATED PARTY TRANSACTION

On July 3, 2002 the Company purchased $160,000 of equipment and software upgrades from a company controlled by an officer and stockholder. The payable requires minimum monthly payments of $2,500 and is due within one year. In addition if the payable is not satisfied by December 31, 2002 the company will issue 200,000 options for eight cents ($0.08). The balance due at September 30, 2002 was $___________ and included in accounts payable.

NOTE 11 - GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern; however, the Company has sustained operating losses for the years ending December 31, 1999, 2000 and 2001. The stockholders' equity has decreased from $581,618 (23% of assets) at December 31, 2001 to $(1,050,903) (41% of assets) at September 30, 2002. The Company has a working capital deficit of $805,931 at December 31, 2001, compared to a working capital deficit of $2,203,261 at September 30, 2002.

The Company is in default on the $317,647 Earn Out Rights payment due on December 30, 2001, under the terms of the Agreement discussed in Note 7. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE  12 - CHANGE IN MANAGEMENT

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

NOTE  13 - SUBSEQUENT EVENTS

Acquisition of Aduddell Roofing & Sheet Metal, Inc. - In accordance with the Zenex Telecom, Inc. and Aduddell Roofing & Sheet Metal, Inc. AGREEMENT AND PLAN OF SPLIT-OFF AND MERGER (the "agreement") Zenex International, Inc. ("Zenex") acquired Aduddell Roofing & Sheet Metal, Inc., ("Aduddell") an Oklahoma corporation, through an Agreement and Plan of Restructuring approved by the Board of Directors of Aduddell. The transaction occurred subsequent to September 30, 2002 and qualified as reorganization under the meaning of Section 368(a) of the Internal Revenue Service Code. Prior to closing the transaction, Aduddell formed a separate wholly owned subsidiary, Aduddell Holdings, and transferred and split-off certain non-operating assets and liabilities that were not retained in Aduddell after the Merger. Tim Aduddell, the owner of 100% of Aduddell common stock transferred a portion of his common stock of Aduddell to Aduddell in exchange for 100% of the common shares of Newco to effect the split-off of the non-operating assets of Aduddell. Tim Aduddell also transferred his remaining common stock of Aduddell to a newly formed subsidiary of Zenex, AR Acquisition Corp. ("Sub") in exchange for ten million (10,000,000) shares of common stock of Zenex and options to purchase thirty million (30,000,000) shares of Zenex common stock for four cents ($0.04) per share. Subsequent to the exchange, Aduddell merged into the Sub and Aduddell became the surviving corporation. Following the merger, Aduddell became a wholly owned subsidiary of Zenex and Aduddell Holdings a 100% owned company of Tim Aduddell.




The purpose of the Merger was to effect the acquisition by Zenex
International, Inc. of Aduddell Roofing & Sheet Metal, Inc. after splitting off the non-operating assets of Aduddell into a separately owned company to be owned by Tim Aduddell.

The preceding statements with respect to the Merger Agreement are a brief summary thereof. While the summary is accurate, it does not purport to be complete and reference is made to the Zenex Telecom, Inc. and Aduddell Roofing & Sheet Metal, Inc. Agreement and Plan of Split-Off and Merger for a complete statement of the Merger. A copy of the agreement is filed as an Exhibit to the Current Report on Form 8-K and is incorporated herein by this reference.

Item 2. Management's  Discussion and Analysis or Plan of Operation

This quarterly report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which can be identified by the use of forward-looking terminology such as: "may", "might", "could", "would", "believe", "expect", "intend", "plan", "seek", "anticipate", "estimate", "project" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this quarterly report on Form 10-QSB, including, without limitation, the statements under this "Item 2. Management's Discussion and Analysis or Plan of Operation" and located elsewhere herein regarding our financial position and liquidity are forward-looking statements. These forward-looking statements also include, but are not limited to: o our ability to expand Zenex's business and make it profitable; o retention of our existing customer base and our ability to attract new customers; o our ability to compromise an obligation owed to the former owners of Zenex Communications; o effects of rapid changes within the industry and the impact of new services and products that we might introduce; o Actions of our competitors; o Statements regarding our anticipated revenues, expense levels, liquidity and capital resources and projections of when we will achieve break-even or positive operating cash flow. Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations (Cautionary Statements), are disclosed in this quarterly report on Form 10-QSB and under the heading "Risk Factors" in our annual report on Form 10-KSB, which are incorporated by reference into this quarterly report. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, but are not limited to:
1) competition in the industry and markets in which we operate, especially from larger competitors offering more sophisticated products; 2) loss of existing customers or decreases in their demand, which might arise from factors beyond our control; 3) our failure to increase revenues and find additional capital; 4) our inability to compromise or defer the obligation owing to Zenex Communications' former owners; 5) changes or advances in technology; 6) changes in government regulation; 7) general economic and business conditions. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements. See "Risk Factors" in our annual report on Form 10-KSB for further information regarding risks and uncertainties related to our businesses. The following discussion is intended to assist in understanding of the Company's financial position as of September 30, 2002, and its results of operations for the three-month and nine month periods ended September 30, 2002 and 2001. The financial statements and notes included in this report contain additional information and should be referred to in conjunction with this discussion. It is presumed that the readers have read or have access to Zenex International's (formerly "Zenex Telecom, Inc.'s") annual report on Form 10-KSB for the year ended December 31, 2001.

The Company. Zenex International, Inc. ("We", or the "Company") is engaged primarily in the wholesale of telephone long distance minutes. Throughout the third quarter, we moved towards completion of the acquisition of Aduddell Roofing & Sheet Metal, Inc. ("Roofing"), a commercial roofer which had approximately $13.1 million of sales in 2001. This acquisition became effective on October 1, 2002 and therefore is not incorporated into the third quarter results. For telecommunications, our minutes and related services are generally sold to distributors and switchless resellers and competitive local exchange carriers. Competitive local exchange carriers are telephone service providers that compete in deregulated markets against the regional Bell operating companies for local and long distance service. Many of the minutes are sold to retailers of calling cards. We own our own switching facilities and a proprietary interactive voice response (IVR) platform. We use the IVR platform for the calling cards and for a variety of commercial telephony services including the private payphone industry. We conduct our business through a subsidiary, Zenex Long Distance, Inc., which does business as Zenex Communications, Inc. ("Zenex Communications"). In March 2002, we underwent a change of control and new management was installed. New management will focus on the development of Zenex Communications' business, which we believe will lead to profitability. Our strategy involves the diversification of our customer base, expanding our sale of long distance minutes in non-calling card markets, creating a sales division or relationship to focus on the development of retail business customers, developing additional IVR services, and strengthening our capital base. During the third quarter, our telecommunications business experienced a major setback attributable to noncollectible trade receivables in the amount of $338,170. In early August, we entered into a business relationship with an East Coast distributor of pre-paid international calling cards. The customer initially paid in advance and on a weekly basis. However, the customer significantly ramped up their volume in a single week. The individuals behind this distributor subsequently disappeared and we have to date been unsuccessful in collecting any of these owed monies. Zenex closed this account on Labor Day weekend. With the anticipated collection from this receivable near zero, we incurred a bad debt expense for the full amount of $338,170 during the third quarter. We have engaged an investigative team to locate the individuals and their assets, but thus far these efforts have not been successful. Recently, one of our major suppliers was cut off by its carrier on November 14th, which in turn cut off Zenex's services as well. This affected a substantial amount of our customer base, which in turn will decrease our revenue stream. Unless we are able to restore our connection with this supplier, our revenues will be materially and adversely affected in our fourth quarter and possibly longer.

Results of Operations --------------------- The revenues for the three months ended September30, 2002 were $1,154,520 compared to $895,974 for the three months ended September 30, 2001. This is a $258,546 increase or 29% revenue growth between the periods. This increase primarily derives from our success in penetrating the competitive local exchange (CLE) market. Since January 2002, our CLE sales have generally increase each month and we expect this growth to continue, although at a reduced rate. Our customer base continues to increase and diversify as we sign up new local exchange carriers to handle their long distance. The revenues for the nine months ended September 30, 2002 decreased $515,880 to $2,554,901, or 17%, from the same period in 2001. The decrease was attributable to a substantial decline in the long distance usage of our largest customer, whose usage accounted for 68% of our revenues in the first quarter of 2001. This customer's usage declined throughout 2001 and, during the first three quarters of 2002, represented less than 10% of our overall revenue. The decline from this customer was attributable to internal developments and was unrelated to our services. The current revenue level has resulted in an operating loss of $350,162 and $1,005,823 for the three and nine months ended September 30, 2002. Added to the operating loss was our write-off of questionable receivables for $338,170 and $503,887 for the three and nine months ended September 30, 2002. After these adjustments, our comprehensive loss for the three months ended September 30, 2002 totaled $(717,158) compared to a loss of ($4,940) for the same period in 2001. For the nine months ended September 30, 2002 the comprehensive loss was $(2,223,405) compared to income of $142,546 for the same period in 2001. Cost of sales as a percentage of revenue increased significantly in 2002 versus 2001. The increase has been primarily due to our lower revenue level from the loss of a major customer in the latter part of 2001. Cost of sales also increased as we expanded our circuits and capacity to prepare for expected growth in the CLE sales. If we are able to continue to increase our revenue, then the fixed portion of costs of goods sold should remain relatively constant, and allow for our gross profit margins to expand. We believe that our monthly operating breakeven revenue is approximately $500,000. Our limited financial and staff resources may impede our ability to significantly improve Zenex Communications' sales towards the breakeven threshold. Recently, the bad debt collection from the East Coast prepaid calling card distributor has resulted in liquidity problems for Zenex Communications. These liquidity problems have taken an increasing amount of management's time and diverted our attention from sales initiatives.

Selling, general and administrative expenses of $414,241 were up against $344,013 in the comparable 2001 quarter. The increase was due in part to the addition of sales and other personnel to increase marketing and enhance products and services; including increased program development and design fees associated with the rollout of new e-based support and billing services. Such expense also increased as the result of higher compensation and other payments to former management.

Liquidity and Capital Resources ------------------------------- The reductions in usage have clearly affected operating results and strained our cash resources. At September 30, 2002, we had a working capital deficit of $2,203,261 compared to a deficit in working capital at December 31, 2001 of $805,931. Our stockholders' equity decreased from $581,618 (23% of assets) at December 31 30, 2001 to $(1,050,903) (-41% of assets) at September 30, 2002. At present, we have limited financial resources and are operating at a cash deficit. For these reasons, our independent auditors have indicated doubt about our ability to continue as a going concern. As an interim measure, during the second quarter, we obtained a $242,000 line of credit and a $228,359 term loan from a commercial bank with the personal guaranty of our Chairman of the Board. In the fourth quarter, we expect liquidity conditions to remain adverse with a heavy payables burden against our operating cash flow from receivables. In order to plug the gap, we may need to seek subsidies/loans from Roofing, or borrow externally, if such funds or loans are available. If our revenues increase further in the fourth quarter, our working capital requirements may also increase, principally due to timing differences between our payments to personnel and suppliers and the receipt of customer payments. These timing differences may require that we obtain cash from sources other than operations, such as from borrowings or stock sales. With limited financial resources, obtaining this cash may be difficult. So far as Zenex Communications is concerned, we believe that our capacity to borrow is limited at this stage.

Strategy for Increasing Revenues and Earnings ---------------- As revenues declined in 2001, we developed a strategy for increasing revenues and attaining profitability. Our strategy focuses upon Zenex Communications, and we have discontinued all other operations and liquidated those assets. We may explore the acquisition of profitable companies, assets or business entities that could strengthen our balance sheet. Our strategy involves several objectives, including increasing revenues, decreasing costs, improving efficiencies and enhancing functionality and services, and restructuring our debt. To increase revenues, during the first half of 2002, we added sales and marketing staff, diversified our customer base (especially in non-calling card long distance markets), added new products and services, and enhanced existing products and services. These initiatives lost some momentum in the third quarter due to our focus on closure of the merger with Roofing and our liquidity problems. To decrease costs, we revamped the executive management structure following the March 2002 change of control. To bolster cash flow, we may have to significant reductions in staff and overheads at our telecommunications business. To ensure that we have adequate capital to meet our near term obligations, we established additional financing during the third quarter and are currently working on other financing arrangements and restructuring of existing debt. Zenex International will in the short-run look to Roofing to drive earnings, as this roofing business has historically been sound.

                            PART II-OTHER INFORMATION

Item 2.  SALE OF SECURITIES

None

Item 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
            None

(b)      During the  quarter  ended  September  30,  2002,  we filed one
         Form 8-K, which was dated August 6, 2002. This Form 8-K disclosed a name change, pending merger acquisition, and named the new Chairman of the Board of Directors.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 20, 2002                   Zenex International, Inc.
                                    By: _______/S/ Ron Carte____________
                                           Ron Carte
                                           Chairman and Chief Executive Officer