Form 10KSB
period 2002-12-31
ZENEX INTERNATIONAL INC
filed 2003-04-15
CIK 928373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB

  X  Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
 ---                              Act of 1934
                  For the fiscal year ended: December 31, 2002

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

                             14220 S. Meridian Ave.
                          Oklahoma City, Oklahoma 73173
              (Address of Principal Executive Offices) (Zip Code)
         Issuer's telephone number, including area code: (405) 692-2300

                      ZENEX TELECOM, INC. (until 10-15-02)
                     LONE WOLF ENERGY, INC. (until 6-26-01)
                          (Former Name of Registrant)

          Securities registered pursuant to Section 12(b) of the Act:
                                      None
          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock (par value $0.001 per share)
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues  of  issuer  for  its  most  recent  fiscal  year:  $2,869,792.

Aggregate market value of voting stock held by non-affiliates as of March 31, 2003: $463,997 (23,199,855 shares at $0.02 per share).

Shares  of  Common  Stock  outstanding  as  of  March  31,  2003:  50,778,898.

                      DOCUMENTS INCORPORATED BY REFERENCE

Our definitive proxy statement for the Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.

                            ZENEX INTERNATIONAL, INC.
                        2002 ANNUAL REPORT ON FORM 10-KSB
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART  I

Forward-Looking  Statements                                                    1
..
Item  1.  Description  of  Business                                            2

Item  2.  Description  of  Properties                                          8

Item  3.  Legal  Proceedings                                                   8

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders          8

PART  II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters  8

Item  6.  Management's  Discussion  and Analysis or Plan of Operations        10

Risk  Factors                                                                 15

Item  7.  Financial  Statements                                               19

Item  8.  Changes  in  and  Disagreements  with  Accountants
on  Accounting  and  Financial  Disclosure                                    19

PART  III

Item  9.  Directors,  Executive  Officers Promoters and Control Persons;
Compliance  with  Section  16(a)  of  the  Exchange  Act                      19

Item  10. Executive  Compensation                                             20

Item  11. Security Ownership of Certain Beneficial Owners and Management
and  Related  Stockholder  Matters                                            20

Item  12. Certain  Relationships  and  Related  Transactions                  20

Item  13. Exhibits  and  Reports  on  Form  8-K                               20

Item  14. Controls  and  Procedures                                           21

SIGNATURES                                                                    22

FINANCIAL  STATEMENT  INDEX                                                  F-1

                                     PART I

     The terms "Zenex", "we", "our" and "us" and other similar terms refer to Zenex International, Inc. and its direct and indirect subsidiaries, unless we specify otherwise. Zenex (R) is our registered trademark. All other trade names, trademarks and product names in this report are the property of their respective owners. We are incorporated under the laws of the State of Colorado. Our executive offices are located at 14220 S. Meridian Ave., Oklahoma City, Oklahoma 73173 and our telephone number is 405-692-2300.

                           FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-KSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which can be identified by the use of forward-looking terminology such as: "may", "might", "could", "would", "believe", "expect", "intend", "plan", "seek", "anticipate", "estimate", "project" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this annual report on Form 10-KSB, including without limitation, the statements under "Item 1. Business" and "Item 6. Management's Discussion and Analysis or Plan of Operation" and located elsewhere herein regarding our financial position and liquidity are forward-looking statements. These forward-looking statements also include, but are not limited to:

     -  our  ability  to  expand  Zenex's  business  and  make  it  profitable;

     -  actions  of  our  competitors;  and

     -  statements regarding our anticipated revenues, expense levels, liquidity
        and  capital  resources   and  projections  of   when  we  will  achieve
        break-even  or positive  operating  cash  flow.

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

Item  1.  Description  of  Business

About  Us

     We are engaged in the commercial and industrial roofing and re-roofing businesses through Aduddell Roofing and have been engaged in the telecommunications services industry, primarily on a wholesale level, through Zenex Communications. We acquired Aduddell Roofing in October 2002 and subsequently discontinued the operations of Zenex Communications.

Aduddell  Roofing

     Aduddell Roofing was founded in 1976 and has become a prominent, nationwide provider of commercial and industrial roofing services. Through Aduddell Roofing, we offer a broad range of comprehensive roofing services, which include re-roofing, restoration and repair, new roof construction, sheet metal fabrication and waterproofing. Approximately 98% of our 2002 revenues were derived from re-roofing, restoration and repair services, and 2% were derived from new roof construction. We focus primarily on re-roofing projects where we can more easily control costs and thereby derive higher profits. We have historically performed complex work required to be completed within a short time frame, such as for hotels that have suffered severe hurricane damage.

     We also offer maintenance services, which provide recurring revenues and ongoing interaction with our customers. The majority of our business is conducted under contracts whose term is generally less than one year. We provide services to customers in a broad range of industries, including the industrial, office, retail, hospitality, government and educational industries. We have performed services for a broad range of companies, including Albertson's, Crown Leisure, Dallas ISD, Embassy Suites, Ford Motor Company, General Motors, Graybar Electric, Hyatt Properties, J.C. Penney, Marriott Hotels, Stone Container, Tishman Speyer and Wyndham Hotels.

     We believe that our business strategy will promote growth in existing markets and, together with our position as the only publicly held roofing company in the United States, enable us to achieve our goal of maintaining and expanding our position as a prominent, nationwide provider of commercial and industrial roofing services.

     Key  elements  of  our  strategy  are  to:

          Focus on Commercial Roofing Market. We intend to continue to focus on the commercial roofing market because of our size, the magnitude of individual projects, the strength of our customer base, the trend of consolidation in commercial real estate, recurring revenue opportunities and the potential for long-term relationships with building owners, property managers, general contractors and roof consultants.

          Establish Regional and National Market Coverage. We believe that the growth of many roofing companies has been restricted due to the geographic limitations of their existing operations. We intend to expand our services by retaining experienced sales personnel in strategic locations. At present, our marketing effort covers most of the contiguous United States, with emphasis in the southern half. Our sales personnel are located in Arizona, California, Florida, Georgia, Missouri and Oklahoma. We use our geographic diversity to solicit customers that operate on a regional and national basis. We believe that significant demand exists from such companies to utilize the services of a single commercial roofing service provider and that existing local and regional relationships can be expanded into a nationwide network. Broader geographic coverage will increase internal growth opportunities.

          Expand Maintenance Services. We intend to further develop our maintenance service operations, which generally provide higher gross margins, recurring revenues and ongoing interaction with customers. We have adopted a maintenance-oriented approach, whereby we performs regularly-scheduled maintenance checks and focuses on increasing customer awareness of the cost-effectiveness of preventive maintenance and the available repair and restoration services that can most efficiently prolong the life of a roof. We believe that this approach builds long-term relationships with customers and encourages them to turn to we for all of their roofing needs.

The  Roofing  Business

     According to Dun and Bradstreet, the roofing industry experienced sales of $30.18 billion in 2001 and is projected to continue growing. According to the National Roofing Contractors Association (the "NRCA"), three quarters of annual expenditures are for commercial roofing services. The roofing industry is highly fragmented, and is estimated to be composed of as many as 30,000 companies, most of which are small, owner-operated, independent contractors serving a local customer base, with limited access to capital for investment in infrastructure, technology and expansion. We believes that no single company accounted for more than 1% of total expenditures for roofing services in the United States. According to the NRCA market survey, approximately 75% of roofing expenditures are attributable to re-roofing, restoration and repair, with the balance attributable to new roof construction.

     We believe significant opportunities are available to a well capitalized, national company employing professionally trained, customer-oriented roofing personnel and providing a full complement of high quality commercial services. The commercial roofing industry as a whole has been characterized by low barriers to entry resulting from relatively constant technology and methods, stable construction practices and pricing and inconsistent quality and reliability. For this reason, we believe that only those companies that are able to differentiate themselves through quality, scope and consistency of service will be able to maintain a competitive advantage. In addition, the relatively large expenditures associated with roofing systems have led to an increased need for qualified personnel to install, monitor and service these systems. The cost of recruiting, training and retaining a sufficient number of qualified roofing personnel makes it more difficult for small commercial roofing companies to expand their businesses.

     The average useful life of a commercial roof is estimated to be approximately 14 years. Due to a lack of customer awareness of the savings that can result from a long-term, consistent roof maintenance program, customers and competitors have traditionally taken an all-or-nothing approach to roofing expenditures. By taking a maintenance-oriented approach to customer service, we will seek to create a more consistent revenue stream, while providing cost-effective solutions to our customers.

Services

     We provide a comprehensive range of commercial roofing services. We employ a knowledgeable and skilled workforce that utilizes standardized techniques and practices to determine a customer's optimal roofing solution. These solutions are designed to maximize the 14 average year life of a new roofing system. Annual maintenance services, which can result in the identification at an early stage of problems within a roofing system, can add as many as 10 years to the useful life of a roof through repair and restoration. The following is a description of our services.

          Maintenance.  Maintenance  involves  the  physical  inspection  of  an existing roofing system to determine its current condition, detect weaknesses and failures and identify any potential future problems. Through a program of regularly scheduled annual or semi-annual inspections, our technicians assist owners in protecting their roofing investments by seeking to identify damage in its early stages. Early detection of leaks and roofing system failures makes it possible for us to repair and extend the life of a roofing system through repair or restoration, which is significantly less expensive and time consuming than re-roofing. We also intend to offer our customers a facility management program to coordinate maintenance, repair, restoration and re-roofing as needed. Although direct revenues from these preventive maintenance programs are relatively minor, we believe that these services enable us to cultivate strong relationships with our customers and establish a basis for recurring revenues.

          Repair. Repair is a process where an existing roofing system has additions and adjustments made to it, such as caulking, re-coating and repairing penetrations to fix leaks in the roofing system.

          Restoration. Restoration involves the major repair of the roofing system, including the repair of all penetrations and re-surfacing of the roof to restore it to serviceable condition. The opportunity to perform restoration work normally exists two or three years before the end of a roof's life cycle and before significant damage occurs. We are able to inform building owners when a roof is approaching the end of its 14-year average life cycle through our regularly scheduled maintenance and repair program. As many as ten years can be added to the useful life of the roof through restoration and the cost of restoration is typically one-half the cost of re-roofing.

          Re-Roofing. Re-roofing is the process of installing a new roof when a roofing system fails. Roofing system failure can be caused by a number of factors, including age, severe weather, poor workmanship, defective materials, improper specification of a roofing system, abuse and failure to maintain the roof through inspections. We perform re-roofing only when all repair and restoration alternatives are deemed incapable of bringing a roof back to serviceable condition, or at the specific request of a customer.

          New Construction. New roof construction involves the construction of a variety of roofing systems, including metal roofing systems, built-up roofing membranes and single ply roofing systems. New roof construction coincides with the construction of a new building.

     New commercial roofing work usually begins with a proposal request from the building owner, property manager, general contractor or roof consultant. Initial meetings with the parties allow the roofing contractor to prepare preliminary and then more detailed design and product specifications, drawings and cost estimates. Once a project is awarded, it is conducted in scheduled phases, and progress billings are rendered to the owner of the building before payment, less a retention (defined as amounts withheld from progress billings until final and satisfactory contract completion) of 5% to 10% of the construction cost of the project. Actual field work (ordering of equipment and materials, fabrication or assembly of certain components, delivery of materials and components to the job site, scheduling of work crews and inspection and quality control) is coordinated during these phases. We generally provide the materials to be installed as a part of these contracts.

Customers

     In 2002, we provided commercial roofing services to more than 50 customers. Stone Container accounted for 27.7% and General Motors accounted for 10.4% of our 2002 revenues. We provide roofing services to customers having a local, regional and national presence in a broad range of businesses, including the industrial, office, retail, hospitality, government and educational industries.

Sales  and  Marketing

     We believe that our reputation for quality and performance has enabled us to obtain recurring business through customer referrals and new business. Like most competitors, we primarily use direct sales to market our services. In recent years, we have hired experienced sales personnel in strategic areas to expand our market presence. The sales personnel typically have an established customer base and are compensated on a percentage-of-contract basis. We believe we can expand our market presence more cost effectively by hiring experienced sales personnel than by acquiring existing competitors. Our sales personnel are presently located in Arizona, California, Florida, Georgia, Missouri and Oklahoma. Although our market presence is felt nationally, we have concentrated our efforts in the southern half of the United States to minimize the seasonal fluctuations typically experienced within the construction industries.

     We supplement our sales and marketing activities through participation in industry trade shows and conferences, direct mail, our Internet website and advertising in local industry publications and the yellow pages in the markets we serve. We have also created a corporate accounts program, which is intended to develop and manage our relationship with customers having a regional or national presence. Our logo and identifying marks are featured on service trucks, marketing materials and advertising.

Personnel,  Training  and  Safety

     We have a comprehensive job training program, which provides classroom and on-the-job training programs for our personnel based on the NRCA's model training program and provides immediate training to roof laborers in our methods, procedures and standards with an emphasis on high quality service. Our training program is also designed to ensure that all of our roofing laborers meet safety standards established by us, our insurance carriers and Federal, state and local laws and regulations.

     Employee safety is one of our priorities. Our Experienced Modification Rate for the year 2002 was 0.54; and our average two-year OSHA Total Case Incident Rate for 2001 and 2002 was 6.36. Our full-time Safety Director visits each project site at least twice to inspect and ensure that all safety issues are followed. Our Safety Director works with senior management to observe and evaluate safety procedures in an effort to constantly improve the effectiveness of our safety programs. We maintain a safety report database allowing senior management to oversee safety practices on a company-wide level. We seek to have all of our roofing laborers participate in on-going training seminars and professional education classes.

Competition

     The commercial roofing industry is highly fragmented with many roofing contractors competing intensely with us on a local and regional basis. In the future, we may encounter competition from new entrants on a regional or national level. We believe that purchasing decisions in this industry are based on (i) price, (ii) reputation for reliability and quality of services provided, (iii) long-term customer relationships, and (iv) range of services provided. We believe that our strategy of becoming a leading national provider of commercial roofing services will enhance our competitive position. In addition, we believe that our reputation for quality and performance provide us with a distinct competitive advantage. We believe that the market for our services will expand as we establish experienced sales personnel on a national basis.

Government  Regulation

     Our business and the activities of our roofing contractors are subject to various Federal, state, and local laws, regulations and ordinances relating to, among other things, the licensing and certification of roofing contractors, OSHA standards, advertising, building and zoning regulations and environmental laws and regulations relating to the disposal of demolition debris and other solid wastes. While we strive to utilize the best industry practices for waste disposal, there can be no assurance that we will not encounter future environmental claims, which could have a material adverse effect on our business, financial condition and results of operations.

     In certain jurisdictions, we are required to be a licensed contractor. In addition, certain jurisdictions require us to obtain a building permit for each roofing project. We are also subject to certain Federal, state and local laws and regulations, which, among other things, regulate our advertising, warranties and disclosures to customers. Although we believe that we have been and are currently in compliance in all material respects with such laws and regulations, there can be no assurance that in the future our results of operations will not be materially adversely affected by existing or new laws or regulations applicable to our business.

Discontinued  Operations

     In 2000, we acquired Zenex Communications, which was engaged primarily in the wholesale of telecommunication services. The primary products were wholesale calling cards and "one plus" long distance service. Zenex Communications primarily marketed its product to distributors and switchless resellers, who re-market the products to retailers.

     In 2001, Zenex Communication lost its largest customer. As it attempted to refocus its business strategy, it was encumbered by an industry that has been and continues to experience consolidation, a commoditization of long distance minutes, bankruptcies, over-capacity and economic downturn. During the third quarter of 2002, Communications sustained a noncollectible trade receivable of $338,170 from a distributor of pre-paid international calling cards. In the fourth quarter, a carrier terminated long distance service to Communications' primary long distance provider, which threatened the t ermination of Communications' services as well. For continued service, the carrier demanded payment guaranties that Communications was unable to provide.

     To facilitate continued service to its customers and permit an orderly winding up of its affairs, Communications entered into several agreements with Red River Networks, LLC, an unaffiliated entity, in November 2002. Under these agreements, Red River purchased Communications' service contracts (its customers) for $27,843 and acquired an option to purchase Communications' switching and other telecommunications equipment for the assumption of $407, 900 in borrowings and office leases. Pending the exercise or lapse of the purchase option, Red River agreed to operate Communications' telecommunications switch and system and to pay its office lease, certain borrowings and certain long distance carrier charges in exchange for Communications' receivables. Communications has ceased all operations and has no employees as of the date of this Report. Red River has not exercised its option, which currently expires April 30, 2003. If Red River does not exercise its option or we are unable to negotiate a comparable alternative transaction, we would lose the benefit of this bargain and must find another buyer for Communications' assets. Further, we would again become responsible for paying the borrowings and long distance carrier charges obligations that Red River is currently paying.

     Regardless of whether Red River exercises its option, Communications is insolvent and may file for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code to wind up its affairs.

Employees

     At March 31, 2003, we had 73 full-time employees, including 50 employees in field operations and 23 managers and administrative employees. Our roofing employees are unionized and covered under a collective bargaining agreement. Our managers and administrative employees are non-unionized. We have not experienced any labor-related work stoppages, and we consider our relations with our employees to be good.

Item  2.  Description  of  Property

Facilities  and  Vehicles

     Our offices and shop are in a single, freestanding building located in a suburban Oklahoma City industrial area. The office covers 7,580 square feet and the shop and warehouse cover 11,142 square feet.

     We operate a fleet of approximately 40 trucks, vans and other vehicles. We believe that our facility and vehicles are generally well maintained and adequate for our current operations.

Item  3.  Legal  Proceedings

     We are, from time to time, parties to various litigation matters arising in the normal course of our business, most of which involve claims for personal injury and property damage incurred in connection with our operations. We are not currently involved in any litigation that we believe, based on our examination of such matters, is likely to have a material adverse effect on our financial condition or results of operations.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

     None.


                                    PART II

Item  5.  Market  for  our  Common  Stock  and  Related  Shareholder  Matters

     Our Common Stock is traded on the OTC Bulletin Board and is quoted under the symbol "ZENX.OB". The following table sets forth, for the periods presented, the high and low bid quotations in the over-the-counter market as quoted on the OTC Bulletin Board. The bid quotations reflect inter-dealer prices without adjustment for retail markups, markdowns, or commissions and may not reflect actual transactions. Before our name change on November 29, 2001, the ticker symbol had been "LWEI".

                                        2002                2001
                                        ----                ----
        Quarter Ended              Low       High      Low       High
        -------------              ---       ----      ---       ----
        March 31                  $0.01     $0.07     $0.05     $0.07

        June 30                   $0.04     $0.17     $0.05     $0.05

        September 30              $0.13     $0.20     $0.01     $0.03

        December 31               $0.05     $0.10     $0.01     $0.06

Holders  of  our  Common  Stock

     At the date of this report, we believe there are in excess of 300 shareholders of our common stock.

Dividend  Policy

     Our dividend policy is to retain earnings to support the expansion of operations. We do not intend to pay cash dividends in the near future. Any future cash dividends will depend on our future earnings, capital requirements, financial condition and other factors deemed relevant by the Board of Directors.

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

     The penny stock trading rules affect your the ability to resell our stock because of the additional duties and responsibilities imposed up on the broker-dealers and salespersons recommending and effecting sale and purchase transactions in such securities. Many broker-dealers will not effect transactions in penny stocks, except on an unsolicited basis, in order to avoid compliance with the penny stock trading rules. The penny stock trading rules consequently may materially limit or restrict the liquidity typically associated with other publicly traded equity securities.

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

Introduction

     Our revenues are derived primarily from comprehensive roofing services, including re-roofing, restoration and repair, new roof construction, sheet metal fabrication and waterproofing. We also provide limited residential roofing services. Approximately 98% of our 2002 revenues were derived from re-roofing, restoration and repair services, and 2% were derived from new roof construction. We also offer maintenance services, which provide recurring revenues and ongoing interaction with our customers. Revenues from fixed-price construction and renovation contracts are generally accounted for on a percentage-of-completion basis using the cost-to-cost method. The cost-to-cost method measures the percentage completion of a contract based on total costs incurred to date compared to total estimated costs to completion. Typically, because of winter weather during the first and fourth calendar quarters of each year, we have experienced periods of relatively lower revenues and gross profits with no corresponding decrease in selling, general and administrative expenses.

     Cost of revenues consists primarily of compensation and benefits to field staff, materials, subcontracted services, parts and supplies, depreciation, fuel and other vehicle expenses and equipment rentals. Our gross profit percentage, which is gross profit expressed as a percentage of revenues, depends primarily on the relative proportions of costs related to labor and materials. On jobs in which a higher percentage of the cost of revenues consists of labor costs, we typically achieve higher gross margins than on jobs where materials represent more of the cost of revenues. Margins are also affected by the competitive bidding process and the technical difficulty of the project. New roof construction work is more likely to be competitively bid than re-roofing, restoration and repair. Typically, re-roofing, restoration and repair jobs are more labor intensive and have higher margins than new roof construction.

Seasonal  and  Cyclical  Nature  of  the  Commercial  Roofing  Industry

     The construction industry is cyclical and is influenced by seasonal factors, as construction activities are usually lower during winter months than other periods. We attempt to increase winter productivity by concentrating our business in the southern half of the United States. Nevertheless, we expect our revenues and operating results generally will be lower in the first and fourth quarters.

Retention

     Retention is typically required by roofing contracts for commercial construction. Retention (defined as amounts withheld from progress billings until final and satisfactory contract completion) is typical on new commercial construction work for both the sheet metal and roofing operations. Retention typically ranges from 5% to 10% of the contract, and may be reduced at the time of final billing of our portion of the contract. The balance may be held until final close-out of the project, including the work of other subcontractors. The amount of retention will vary based upon the mix and timing of contract completion.

Discontinued  Operations

     Before the acquisition of Aduddell Roofing effective October 1, 2002, we were primarily engaged in the wholesale of telecommunication services through our subsidiary, Zenex Communications. The primary products were wholesale calling cards and "one plus" long distance service. Zenex Communications primarily marketed its product to distributors and switchless resellers, who re-market the products to retailers.

     In 2001, Zenex Communication lost its largest customer. As it attempted to refocus its business strategy, it was encumbered by an industry that has been and continues to experience consolidation, a commoditization of long distance minutes, bankruptcies, over-capacity and economic downturn. During the third quarter of 2002, Communications sustained a noncollectible trade receivable of $338,170 from a distributor of pre-paid international calling cards. In the fourth quarter, a carrier terminated long distance service to Communications' primary long distance provider, which threatened the termination of Communications' services as well. For continued service, the carrier demanded payment guaranties that Communications was unable to provide.

     To facilitate continued service to its customers and permit an orderly winding up of its affairs, Communications entered into several agreements with Red River Networks, LLC, an unaffiliated entity, in November 2002. Under these agreements, Red River purchased Communications' service contracts (its customers) for $27,843 and acquired an option to purchase Communications' switching and other telecommunications equipment for the assumption of $407, 900 in borrowings and office leases. Pending the exercise or lapse of the purchase option, Red River agreed to operate Communications' telecommunications switch and system and to pay its office lease, certain borrowings and certain long distance carrier charges in exchange for Communications' receivables.

Communications has ceased all operations and has no employees as of the date of this Report. Red River has not exercised its option, which currently expires April 30, 2003. If Red River does not exercise its option or we are unable to negotiate a comparable alternative transaction, we would lose the benefit of this agreement and must find another buyer for Communications' assets. Further, we would again become responsible for paying the borrowings and long distance carrier charges obligations that Red River is currently paying.

Critical  Accounting  Policies  and  Estimates

General

     Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for doubtful accounts, the useful lives of fixed assets, impairment of long-lived assets and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue  Recognition

     We recognize fixed price contract revenues on the percentage-of-completion method of accounting, measured by the percentage of cost incurred to date to the estimated total cost for each contract. We consider the total cost method to be the best available measure of progress on the contracts. We recognize revenues from cost-plus-fee contracts based on costs incurred during the period plus the fee earned, measured by the cost-to-cost method.

     Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, interest, depreciation and supplies. Our general and administrative costs are charged to expense as incurred. We make provisions for estimated losses on uncompleted contracts in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which we recognize in the period in which the revisions are determined.

     The asset "Costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed. The liability "Billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

Property  and  Equipment

     Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated using straight-line and accelerated methods over the estimated useful lives of the assets, which range from five to ten years.

Results  of  Operations

     Revenues. Revenues decreased from $3,617,389 for the year ended December 31, 2001 to $2,869,792 for the year ended December 31, 2002. Revenues from 2001 reflect revenues from Zenex Communications, which operations were discontinued in 2002. Revenues from 2002 primarily reflect the fourth quarter revenues of Aduddell Roofing, which was acquired effective October 1, 2002. Aduddell Roofing revenues for the year ended December 31, 2002, were approximately $12.5 million.

     Operating Expenses. Operating expenses for the year ended December 31, 2002, were $3,665,049. These expenses reflect the Aduddell Roofing operating expenses for the fourth quarter and the parent company expenses for the year. Aduddell Roofing's operations are somewhat seasonal. Typically, revenues are lower in the fourth and first quarters of the calendar year while operating expense are more constant. Included in the parent expenses were $320,000 of costs related to the merger. Operating expense related to Communications are included in the loss from discontinued operations.

     Operating Income (Loss). Operating loss for the year ended December 31, 2002, was $795,257 compared to a loss of $626,355 for the year ended December 31, 2001. The 2002 operating loss was partially attributable to the weaker, fourth quarter performance of Aduddell Roofing, which is affected by seasonal fluctuations in the construction industries. An additional contributing factor were the $320,000 in merger costs.

     Other Income (Expense) and Discontinued Operations. For the year ended December 31, 2002, we realized a loss of $236,017, which was primarily attributable to a loss of $270,951 on the sale of securities. The activity related to Communications for the year ended December 31, 2002, is combined in the loss from discontinued operations of $1,146,457. Included in that number is the write-off of $713,703 in unamortized goodwill.

     Net Income (Loss). The net loss for the year ended December 31, 2002, was $1,900,139. Of this amount, $1,146,457 resulted from the discontinued operations of Communications. The balance of the loss was largely attributable to the fourth quarter losses in Aduddell Roofing, losses on the sale of securities and merger related costs. These costs were offset in part from the application of a $277,592 income tax benefit.

Liquidity  and  Capital  Resources

Year  Ended  December  31,  2002

     The Aduddell Roofing acquisition and the discontinuation of Communications substantially changed our balance sheet. Assets increased from $2,513,847 to $7,586,359, liabilities increased from $1,932,229 to $5,369,668 and shareholders' equity increased from $581,618 to $2,216,691 from December 31, 2001, to December 31, 2002. See Footnote 21.

     More significantly, net cash increased from $399 to $612,844 for the year ended December 31, 2002. Net cash used by operating activities was $32,516. Net cash used in investing activities during this period was $253,128, primarily from cash received in the merger. Net cash used in financing activities during this period was $391,893, primarily from borrowings of long-term debt of $546,070, offset by repayments of $230,177. At December 31, 2002, we had working capital deficit of $589,487. After December 31, 2002, approximately $283,000 of current liabilities were converted to common stock.

     The acquisition of Aduddell Roofing and the discontinuation of Communications represent a dramatic shift. On a pro forma basis, assuming our only operations were that of Aduddell Roofing and the parent corporation, we would have realized net profits of approximately $164,000 in 2001 and a net loss of $576,000 in 2002. Having discontinued the Communications' operations, we believe that the results of operations for future periods will be stronger than in previous periods.

                                  RISK FACTORS

     You should carefully consider the risks described below in evaluating our businesses.

Dependence  on  Experienced Sales Personnel  for  Growth

     We intend to grow primarily by hiring experienced sales personnel within strategic areas to expand in our existing and new markets. Our growth strategy presents risks that, singularly or in any combination, could materially adversely affect our business, financial condition and results of operations. These risks include the possibility of increased competition for a limited number of persons, the inability of such persons to deliver their historical customer base, and lower profit margins from higher sales costs. The success of our growth strategy will depend on the extent to which we are able to identify, hire and retain experienced and talented sales personnel, and no assurance can be given that our strategy will succeed. Competition for experienced and talented sales personnel could limit our ability to locate these persons and could increase the cost of their employment. See "Business - Aduddell Roofing".

Seasonality;  Quarterly  Fluctuations;  General  Economic  Conditions

     Our results of operations and the demand for our roofing services will fluctuate from quarter to quarter due to a variety of factors, including adverse weather conditions. For example, mild, dry weather results in reduced demand for repair services. Conversely, adverse weather increases the number of roofs in need of repair, but due to the increased demand and the inability to render services during such periods, severe weather can delay the time it takes to complete a roofing project. While we attempt to concentrate our business in the southern half of the United Sates to increase our winter productivity, we expect our revenues and operating results generally will be lower in the first and fourth quarters. The roofing industry is sensitive to economic conditions, including national, regional and local slowdowns in construction, commercial, industrial and/or real estate activity and weakening demand for roofing services. New roof construction is particularly sensitive to economic conditions. Our operating results may be adversely affected by increases in interest rates that may lead to a decline in economic activity. There can be no assurance that adverse economic conditions will not have a material adverse effect on our business, financial condition and results of operations.

Factors  Affecting  Internal  Growth

     Our ability to increase revenues will be affected by various factors, including demand for commercial roofing services, our ability to expand the range of services offered to customers, our ability to develop more regional and national accounts and other marketing programs in order to attract new customers and our ability to attract and retain a sufficient number of skilled roofing labor and other necessary personnel. Many of these factors are beyond our control, and there can be no assurance that our operating and internal growth strategies will be successful or that we will be able to generate cash flow adequate for our operation and to support internal growth.

Competition

     The commercial roofing industry is highly fragmented and competitive and is served principally by small, owner-operated private companies. We compete for sales with numerous roofing companies in our markets. Certain of these smaller competitors have lower overhead cost structures and may be able to provide their services at lower rates. There can be no assurance that we will not encounter increased competition from existing competitors or new market entrants that may be significantly larger and have greater financial and marketing resources. In addition, to the extent existing or future competitors seek to gain or retain market share by reducing prices, we may be required to lower our prices, which may adversely affect operating results. Existing or future competitors also may seek to compete with us for experienced sales personnel. Other commercial roofing companies may have greater financial and other resources, which could have the effect of increasing the cost of hiring experienced sales personnel.

Dependence  on  Key  Personnel

     Our operations depend on the continuing efforts of our executive officers, and on our existing sales personnel and sales personnel that we hire in the future. Our business could be affected adversely if these persons do not continue in their management roles or sales capacities and we are unable to attract and retain qualified replacements.

Control  by  Existing  Shareholder

     Tim Aduddell, a director, beneficially owns approximately 72.4% of the outstanding Common Stock. He has substantial influence on us, which influence might not be consistent with the interests of other shareholders, and on the outcome of any matters submitted to our shareholders for approval. Mr. Aduddell is able to exercise control over our affairs, including the election of the entire Board of Directors and any matter submitted to a vote of shareholders.

Regulation

     Our business and the activities of our roofing contractors are subject to various Federal, state, and local laws, regulations and ordinances relating to, among other things, the licensing and certification of roofing contractors, OSHA standards, advertising, building and zoning regulations and environmental laws and regulations relating to the disposal of demolition debris and other solid wastes. While we strive to utilize the best industry practices for waste disposal, there can be no assurance that we will not encounter future environmental claims, which could have a material adverse effect on our business, financial condition and results of operations.

     In certain jurisdictions, we are required to be a licensed contractor. In addition, certain jurisdictions require us to obtain a building permit for each roofing project. We are also subject to certain Federal, state and local laws and regulations, which, among other things, regulate our advertising, warranties and disclosures to customers. Although we believe that we have been and are currently in compliance in all material respects with such laws and regulations, there can be no assurance that in the future our results of operations will not be materially adversely affected by existing or new laws or regulations applicable to our business.

Potential  Effect  of  Shares  Eligible for Future Sale on Price of Common Stock

    We currently have 50,778,898 shares of Common Stock outstanding. Of these shares, 30,028,745 are "restricted" under Federal securities laws and may be resold publicly only following their effective registration under the Securities

Act of 1933, as amended (the "Securities Act"), or pursuant to an available exemption (such as provided by Rule 144 under the Securities Act following a holding period for previously unregistered shares) from the registration requirements of the Securities Act. Sales made pursuant to Rule 144 must comply with our applicable holding periods, volume limitations and other requirements. Some of these shares are currently eligible for sale under Rule 144. The effect, if any, of the availability for sale, or sale, of the shares of Common Stock eligible for future sale on the market price of the Common Stock prevailing from time to time is unpredictable, and no assurance can be given that the effect will not be adverse.

Restrictions  on  Dividends;  Dependence  on  Subsidiaries

     We are dependent on the cash flow of and the transfer of funds by our subsidiary, Aduddell Roofing. These transfers may be in the form of loans, dividends or otherwise to meet our financial obligations. This subsidiary and any future subsidiary will be distinct legal entities and will have no obligation, contingent or otherwise, to transfer funds to us. Our ability to pay dividends on the Common Stock could be restricted by the terms of subsequent financings and shares of Preferred Stock that may be issued in future transactions.

Liability  and  Insurance

     Our business exposes us to potential claims for personal injury or death resulting from injuries to our employees and other persons caused in connection with our maintenance, repair or installation of roofing systems. Certain types of claims, such as claims for punitive damages or for damages arising from intentional misconduct, are generally not covered by our insurance. We carry comprehensive insurance subject to a deductible. There can be no assurance that existing or future claims will not exceed the level of our insurance, or that such insurance will continue to be available on economically reasonable terms, if at all.

Our shares are a "penny stock" within the meaning of Rule 3a-51-1 of the Securities Exchange Act, which affects your ability to sell your shares.

     Our shares will be subject to the Penny Stock Reform Act, which will affect your ability to sell your shares in the secondary market. This act defines shares such as ours as "penny stocks" since they are not listed on a nationally approved exchange or the Nasdaq stock market, do not meet certain minimum financing requirements, or do not have a bid price of at least $5.00 per share. Broker-dealer practices in connection with transactions in "penny stocks" are regulated by the SEC. Rules associated with transactions in penny stocks include the following:

     -  the  delivery  of  standardized  risk  disclosure  documents;

     - the provision of other information such as current bid/offer quotations, compensation to be provided broker-dealer and salesperson, monthly accounting for penny stocks held in the customers account;

     - written determination that the penny stock is a suitable investment for purchaser;

     -  written  agreement  to  the  transaction  from  purchaser.

These disclosure requirements and the wide fluctuations that "penny stocks" often experience in the market may make it difficult for you to sell your shares in the secondary market.

Our stock price is low and may suffer future volatility, impairing your ability to sell your shares at or above purchase price.

     The market price for our common stock is low and trading volumes are relatively small. Until and unless we can make Zenex profitable, our stock price will likely be highly volatile. The volatility of our stock could be subject to continued wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

     -  announcements  of  developments  relating  to  our  business;

     -  fluctuations  in  our  operating  results;

     - investors' reactions to announcements or our forecasts of future results;

     -  general  conditions  in  the  construction  industry;

     -  changes  in  the  economy;

     -  changes  in  our  relationships  with  our  customers  and  suppliers.

     We are the only publicly held roofing company in the United States. While our unique position may have advantages, the absence of other publicly held roofing companies may make it more difficult to attract investor attention in the marketplace and the market price of our stock may be affected as a result. We cannot assure you that the market price of our common stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to our performance.

Item  7.  Financial  Statements

     The financial statements are presented beginning on page F-1 thru F-29 of this report

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

Item  13.  Exhibits  and  Reports  on  Form  8-K

(a)  Exhibits

       Exhibit  No.      Description  of  Exhibit

           2.1 Agreement and Plan of Split-off and Merger, dated as of September 27, 2002, by and among Zenex International, its subsidiary and Aduddell Roofing.(1)

           3.1          Amended  and  Restated  Articles  of  Incorporation   of
                        Zenex  (2)

           3.2          Amended  and  Restated  Bylaws  of  Zenex  (2)

           3.3 Amendment to the Articles of Incorporation of Lone Wolf Energy, Inc. changing the name to Zenex Telecom, Inc. effective November 29, 2001 (3)

           3.4          Amendment  to  the  Articles  of  Incorporation changing
                        Zenex  Telecom,  Inc.   to   Zenex  International,  Inc.
                        effective  August  6,  2002  (4).

          10.1 Agreement and Plan Reorganization dated May 5, 2000, by and among Lone Wolf Energy, Inc., Prestige Investments, Inc., Zenex Long Distance, Inc., and others (5)

          10.2 Plan and Agreement of Merger dated May 5, 2000, by and among Lone Energy, Inc., Lone Wolf Acquisition Sub I, Inc., ChurchLink.com, Inc. and Switchless Resellers Services, Inc. (2)

          10.3          Registration Rights  Agreement dated May 5, 2000, by and
                        between  Lone  Energy,  Inc.  and   Switchless  Reseller
                        Services,  Inc.  (2)

          10.4          Stock Purchase Agreement executed as of  March  7,  2002
                        (6)

          10.5 Purchase Agreement dated November 25, 2002, with Red River Network, LLC

          10.6 Option Agreement dated November 25, 2002, with Red River Network, LLC, as amended

          10.7 Service Agreement dated November 25, 2002, with Red River Network, LLC, as amended

          10.8 Assignment Agreement dated December 4, 2002, between Time Advisors, L.P. and Red River Network, LLC

          21.1          Subsidiaries  of  Zenex

          31.1          Rule  13a-14(a)  Certifications

          32.1          Section  1350  Certification
--------------------
       *  Denotes a management  contract  or compensatory plans or arrangements.

     (1) Incorporated by reference to our Form 8-K/A filed with the Commission on November 15, 2002.

     (2) Incorporated by reference to our Form S-3 Registration Statement filed with the Commission on August 2, 2000.

     (3)  Incorporated  by  reference  to  our  Form 8-K filed November 28, 2001

     (4)  Incorporated  by  reference  to  our  Form 8-K filed August 154, 2002.

     (5) Incorporated by reference to our Form 8-K filed with the Commission on May 19,2000.

     (6)  Incorporated  by  reference  to  our  Form  8-K  on  March  19,  2002.

(b)  Reports  on  Form  8-K:

     On November 15, 2002, we filed an amendment to our Form 8-K filed August 15, 2002, announcing the closing of the acquisition by merger of Aduddell Roofing.

Item  14.  Controls  and  Procedures

     Evaluation of disclosure controls and procedures. As of a date (the "Evaluation Date") within 90 days before the filing date of this Report, our CEO and CFO evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)). They concluded that, as of the Evaluation Date, the disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

     Changes in internal controls. After the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

April  15,  2003
                                       Zenex  International,  Inc.

                                        By:/s/  Ron  Carte
                                           -------------------------------------
                                           Ron Carte
                                           President and Chief Executive Officer

                                        By:/s/  Debra  G.  Morehead
                                           -------------------------------------
                                           Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Name                        Title                        Date
/s/Ron  Carte                Chairman  of  the  Board          April  15,  2003
-------------------------    of Directors,  President
                             and Chief Executive Officer

/s/Debra  G.  Morehead       Secretary/Treasurer and           April  15,  2003
-------------------------    Chief Financial Officer
                             and a Director

/s/ Tim Aduddell             Director                          April  15,  2003
-------------------------

                            ZENEX INTERNATIONAL, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 and 2001


                                    Contents


Independent  Auditor's  Report                                              F-3

Audited  Consolidated  Financial  Statements:

     Consolidated  Balance  Sheets                                        F-4-5

     Consolidated  Statements  of  Operations                             F-6-7

     Consolidated  Statements  of  Stockholders'  Equity                    F-8

     Consolidated  Statements  of  Cash  Flows                           F-9-11

     Notes  to  the  Financial  Statements                              F-12-29

                          INDEPENDENT AUDITOR'S REPORT



Board  of  Directors  and  Stockholders
Zenex  International,  Inc.

We have audited the accompanying consolidated balance sheets of Zenex International, Inc. (formerly Zenex Telecom, Inc.) as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and the disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2002 and 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zenex International, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 18 to the financial statements, the Company has had a significant decline in revenue from a major customer for the year ended December 31, 2001, incurred significant uncollectible trade accounts receivable in the year ended December 31, 2002 and is in default on certain provisions of a purchase agreement. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.


Sutton  Robinson  Freeman  &  Co.,  P.C.
Certified  Public  Accountants

Tulsa,  Oklahoma
March  31,  2003

                            ZENEX INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

                                                         2002          2001
                                                    -----------     -----------

                                     Assets

Current  Assets
  Cash                                              $   612,844     $       339
  Costs  and  estimated  earnings  in
    excess of billings on uncompleted contracts          12,477               -
  Accounts receivable                                 2,684,215         331,139
  Current portion of notes receivable                         -          21,717
  Shareholder receivable                                  1,828               -
  Officer receivable                                    213,672               -
  Income tax receivable                                 136,592               -
  Deposits                                                    -          13,478
  Inventory                                                   -          25,750
  Prepaid expenses                                      208,320               -
  Assets held for sale                                        -          64,368
  Employee and other receivables                        239,063               -
                                                    -----------     -----------
                                                      4,109,011         456,791
                                                    -----------     -----------

Non-Current Related Party Receivable                  1,615,693               -


Property and Equipment                                1,758,666       1,766,540
  Less:  accumulated depreciation                    (1,129,267)       (839,187)
                                                    -----------     -----------

                                                        629,399         927,353
                                                    -----------     -----------

Other
  Goodwill (net)                                              -         713,703
  Marketable equity securities                            2,050               -
  Notes receivable (net of current portion)                   -         120,000
  Deferred tax asset                                  1,230,206         296,000
                                                    -----------     -----------
                                                      1,232,256       1,129,703
                                                    -----------     -----------

                                                    $ 7,586,359     $ 2,513,847
                                                    ===========     ===========


    See accompanying notes to financial statements and accountant's report.

                            ZENEX INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

                                                         2002          2001
                                                    -----------     -----------

                      Liabilities and Stockholders' Equity

Current  Liabilities
  Advances on line of credit                        $ 1,175,000     $         -
  Current portion of long-term debt                     906,442         429,688
  Accounts and subcontract payables                   1,453,548         420,896
  Zenex stock acquisition payable (note 13)             317,647         317,647
  Accrued liabilities                                   346,360          83,138
  Insurance payable                                     179,168               -
  Billings  in  excess  of  costs  and  estimated
    earnings on uncompleted contracts                   320,333               -
  Prepayments and customer deposits                           -          11,353
                                                    -----------     -----------
                                                      4,698,498       1,262,722

Other  Liabilities
  Long-term debt (net of current portion)               582,353         452,131
  Other liabilities                                           -         217,376
                                                    -----------     -----------

                                                        582,353         669,507
                                                    -----------     -----------

Net Liabilities of Discontinued Subsidiary               88,817               -
                                                    -----------     -----------

Stockholders'  Equity
  Preferred stock ($0.001 par value, 20,000,000
    shares authorized, no shares issued and                   -               -
    outstanding)
  Common stock ($0.001 par value, 100,000,000
    shares authorized, 48,342,290 and 27,508,290
    shares  issued  and  outstanding  at
    December  31,  2002 and December 31, 2001)           48,342          27,508
  Paid-in capital                                     4,616,853       1,351,953
  Unrealized gain (loss) on available for
    sale securities                                     (21,404)       (270,882)
  Retained earnings (deficit)                        (2,427,100)       (526,961)
                                                    -----------     -----------

                                                      2,216,691         581,618
                                                    -----------     -----------

                                                    $ 7,586,359     $ 2,513,847
                                                    ===========     ===========


    See accompanying notes to financial statements and accountant's report.

                            ZENEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the Years ended DECEMBER 31,

                                                         2002          2001
                                                    -----------     -----------

Revenues                                            $ 2,869,792     $ 3,617,389

Operating  Expenses
  Cost  of  sales                                     2,955,637       2,357,848
  Selling,  general  and  administrative                334,100       1,587,716
  Depreciation  and  amortization                        36,748         298,180
  Warranty expense                                       18,564               -
  Merger related expenses                               320,000               -
                                                    -----------     -----------

                                                      3,665,049       4,243,744
                                                    -----------     -----------

Operating  Income  (Loss)                              (795,257)       (626,355)

Other  Income  (Expense)
  Interest  income                                       25,704           5,556
  Realized  gain  (loss)  on sale of securities        (270,951)        135,813
  Gain  (loss)  on  sale  of  equipment                   6,510               -
  Other  income                                           2,720             944
                                                    -----------     -----------
                                                       (236,017)        142,313
                                                    -----------     -----------

Net  Income  (Loss)  from  Operations
  Before  Income  Taxes                              (1,031,274)       (484,042)

  Income  tax  (expense)  benefit                       277,592         193,000
                                                    -----------     -----------


Net  Income  (Loss)  Before  Discontinued
  Operations  and  Sale  of  Discontinued
    Business                                        $  (753,682)    $  (291,042)

    See accompanying notes to financial statements and accountant's report.

                            ZENEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the Years ended DECEMBER 31,

                                                         2002          2001
                                                    -----------     -----------

Discontinued  Operations

  Profit  (loss)  from  discontinued  business
    operations  net of income taxes                 $(1,146,457)    $   (47,902)

  Gain  on  sale  of  discontinued  operations
    net  of  income  taxes                                    -         214,219
                                                    -----------     -----------

Net  Income  (Loss)                                  (1,900,139)       (124,725)

Other  Comprehensive  Income:
  Unrealized  holding  gains  (losses)                 (275,392)       (257,402)
  Reclassification  adjustment                          270,882          14,364
                                                    -----------     -----------

Comprehensive  Income  (Loss)                       $(1,904,649)    $  (367,763)
                                                    ===========     ===========

  Primary Earnings (Loss) per Share                 $    (0.039)    $     nil
                                                    ===========     ===========

  Fully Diluted Earnings (Loss) per Share           $    (0.039)    $     nil
                                                    ===========     ===========

  Earnings  (Loss)  per  Share  from
    Discontinued  Operations                        $    (0.024)    $     nil
                                                    ===========     ===========

  Earnings  (Loss)  per  Share  from
    Continuing Operations                           $    (0.015)    $     nil
                                                    ===========     ===========


    See accompanying notes to financial statements and accountant's report.

                            ZENEX INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Years ended DECEMBER 31, 2002 and 2001

                                                                                            Unrealized
                                  Shares of                      Additional                   Holding       Total
                                    Common   Common   Treasury     Paid in     Accumulated     Gains     Stockholders'
                                    Stock     Stock     Stock      Capital       Deficit      (Losses)      Equity
                                 -------------------------------------------------------------------------------------
Balance at December 31, 2000     36,495,790  $ 36,496  $ (6,000)  $1,754,842  $   (402,236)  $ (27,844)  $ 1,355,258
                                 ----------  --------  --------   ----------  ------------   ---------   -----------
Common Stock Issued for Services    312,500       312                 15,811                                  16,123
  Treasury  Stock  Acquired                                                                                        -
  ChurchLink  7,400,000  shares                        (370,000)                                            (370,000)
  EPD  1,000,000  shares                                (40,000)                                             (40,000)
  Non Performance 12,000 shares                         (12,000)                                             (12,000)
  Treasury Stock Retired         (9,300,000)   (9,300)  428,000     (418,700)                                      -
  Unrealized Holding (Loss)                                                                   (243,038)     (243,038)
  Net  Loss                                                                       (124,725)                 (124,725)
                                 ----------  --------  --------   ----------  ------------   ---------   -----------

Balance at December 31, 2001     27,508,290    27,508         -    1,351,953      (526,961)   (270,882)      581,618

  Common Stock Issued for Cash    3,334,000     3,334         -       96,666                                 100,000
  Common  Stock  Issued  for
    Services                      7,500,000     7,500         -      232,500                                 240,000
  Common Stock Issued for
    Acquisition                  10,000,000    10,000         -    2,935,734                   (16,894)    2,928,840
    Unrealized  Holding  (Loss)                                                                 (4,510)       (4,510)
    Realized  Holding  (Loss)                                                                  270,882       270,882
  Net  Loss                                                                     (1,900,139)               (1,900,139)
                                 ----------  --------  --------   ----------  ------------   ---------   -----------

Balance at December 31, 2002     48,342,290  $ 48,342  $     -    $4,616,853  $ (2,427,100)  $ (21,404)  $ 2,216,691
                                 ==========  ========  =======    ==========  ============   =========   ===========

    See accompanying notes to financial statements and accountant's report.

                            ZENEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Years ended DECEMBER 31,

                                                         2002          2001
                                                    -----------     -----------

Cash  Flows  from  Operating  Activities
  Net income (loss)                                 $ (1,900,139)   $  (367,763)

  Reconciliation of net  income  to  net  cash
    provided  by  operating  activities:
      Depreciation and amortization                      254,822        298,180
      Investments transferred for compensation            64,368              -
       Bad  debt  write-off                              189,899              -
       Gain on sale of property and equipment             (6,510)             -
       Realized loss on disposal of securities           270,813              -
       Issuance of common stock for services             240,000          4,125
       Common stock received for sale of property
         and  equip.                                           -       (410,000)
       Book  value  of  assets  disposed                       -        140,916
       (Increase)  Decrease  from  changes  in:
         Accounts receivable                             194,204        268,764
         Costs  and  estimated  earnings  in
          excess  of billings  on  uncompleted
          contracts                                      997,592              -
         Shareholder  receivable                          (1,828)             -
         Officer  receivable                                (718)             -
         Related  party  receivable                      (25,591)             -
         Income  tax  receivable                        (107,000)             -
         Deferred taxes                                 (972,649)       (83,000)
         Deposits                                          2,594         (8,694)
         Inventory                                         7,000        (18,750)
         Prepaid  expenses                                95,572              -
         Employee  and  other  receivables               238,373              -
       Increase  (Decrease)  from  changes  in:
         Accounts payable                                299,497       (204,429)
         Insurance  payable                              (81,717)             -
         Accrued liabilities                             197,704         (9,596)
         Billings in excess of costs and estimated
           earnings  on  uncompleted  contracts          (30,599)             -
         Other  liabilities                                    -        (25,786)
         Prepayments and customer deposits                41,797        (11,297)
                                                    -----------     -----------

  Net adjustments to net income                        1,867,623        (59,567)
                                                    -----------     -----------

  Net cash used by operating activities                  (32,516)      (427,330)
                                                    -----------     -----------

    See accompanying notes to financial statements and accountant's report.

                            ZENEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Years ended DECEMBER 31,

                                                         2002          2001
                                                    ------------    -----------
Cash  Flows  from  Investing  Activities
  Cash received for property and equipment sold                -         45,000
  Cash received from Aduddell Acquisition                448,331              -
  (Increase) decrease in carrying value of
    investments                                                -        275,681
  Proceeds from sale of property and equipment             4,000              -
  Purchase of property and equipment                    (199,203)       (63,446)
                                                    ------------    -----------

  Net cash provided by investing activities              253,128        257,235
                                                    ------------    -----------

Cash  Flows  from  Financing  Activities
  Change in notes receivable                               1,000         29,690
  Net  change  in  line  of  credit                      (25,000)             -
  Proceeds  from  long-term  debt                        546,070     366,371.00
  Proceeds  from  issuance  of  common  stock            100,000              -
  Retirement of long-term debt                          (230,177)      (225,627)
                                                    ------------    -----------

  Net cash provided by financing activities              391,893        170,434
                                                    ------------    -----------

Net Increase in Cash                                     612,505            339

Cash  at  Beginning  of  Period                              339              -
                                                    ------------    -----------

Cash  at  End  of  Period                           $    612,844    $       339
                                                    ============    ===========

Supplemental  Disclosure  of  Cash  Flow
  Information

  Cash  paid  for:
    Interest                                        $    149,181    $    85,034
    Taxes                                                    634              -





    See accompanying notes to financial statements and accountant's report.

                            ZENEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Years ended DECEMBER 31,

                                                         2002          2001
                                                    ------------    -----------
Supplemental  Schedule  of  Non-Cash
  Investing  and  Financing  Activities
  Fixed asset additions                             $    28,557     $         -
                                                    -----------    ------------
  Liabilities  assumed  or  incurred                     28,557               -
                                                    ===========    ============

  Liabilities  transferred  with  fixed
    asset  disposal                                 $    20,871     $         -
                                                    ===========    ============

  Common  stock issued for services                 $   240,000     $         -
                                                    ===========    ============

  Securities  received  on note receivable                    -         380,250
                                                    ===========    ============

  Treasury  shares  retired                                   -         428,000
                                                    ===========    ============

  ChurchLink  sold  for  common stock                         -        (370,000)
                                                    ===========    ============

  EDP  sold  for  common  stock                               -         (40,000)
                                                    ===========    ============





    See accompanying notes to financial statements and accountant's report.

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Organization  and  Nature  of  Business

Zenex International, Inc. (formerly Zenex Telecom, Inc.) was incorporated on March 4, 1991, in the state of Colorado. On November 15, 2001, the shareholders approved the change of the corporate name from Lone Wolf Energy, Inc. to Zenex Telecom, Inc., which was changed on August 3, 2002, to Zenex International, Inc. (the "Company").

The Company is engaged in the commercial and industrial roofing and re-roofing businesses through a subsidiary, Aduddell Roofing & Sheet Metal, Inc., ("Aduddell Roofing"). It has been engaged in the telecommunications services industry, primarily on a wholesale level, through Zenex Long Distance, Inc. (d/b/a Zenex Communications, Inc.) ("Communications"). We acquired Aduddell Roofing in October 2002 and subsequently discontinued the operations of Communications.

In accordance with the Agreement and Plan of Split-Off and Merger (the "Agreement"), the Company acquired Aduddell Roofing through a transaction approved by the Boards of Directors of the Company and Aduddell Roofing. The Agreement was signed September 27, 2002, and qualified as reorganization under the meaning of Section 368(a) of the Internal Revenue Service Code. Before closing the transaction, Aduddell Roofing formed a separate wholly owned subsidiary, Aduddell Holdings, and transferred and split-off certain non-operating assets and liabilities that were not retained in Aduddell Roofing after the merger. Tim Aduddell, the owner of 100% of the Aduddell Roofing common stock, transferred a portion of his common stock of Aduddell Roofing to Aduddell Roofing in exchange for 100% of the common shares of Aduddell Holdings to effect the split-off of the non-operating assets of Aduddell Roofing. Tim Aduddell also transferred his remaining common stock of Aduddell Roofing to a newly formed subsidiary of the Company, AR Acquisition Corp. ("Sub") in exchange for 10.0 million shares of common stock and options to purchase 30.0 million shares of common stock for $0.04 per share. The purchase method of accounting was used for the business combination. The transaction was recorded at $2,928,840, the fair value of the acquired net assets of Aduddell Roofing. The Aduddell Roofing results of operation are included for the period October 1, 2002, to December 31, 2002. Subsequent to the exchange, Aduddell Roofing merged into the Sub and Aduddell Roofing became the surviving corporation. Following the merger, Aduddell Roofing became a wholly owned subsidiary of the Company and Aduddell Holdings a 100% owned company of Tim Aduddell.

The purpose of the Merger was to effect the acquisition by the Company of Aduddell Roofing after splitting off the non-operating assets of Aduddell Roofing into a separately owned company to be owned by Tim Aduddell.

Aduddell Roofing is engaged in the roofing and re-roofing of industrial and commercial buildings in the United States and its territories. The work is performed primarily under fixed price contracts. Its accounting policies are in accordance with generally accepted accounting principles and conform, in general, to the predominant practices of the construction industry.

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

On June 21, 2000, the Company completed the acquisition of Prestige Investments, Inc. and its wholly owned subsidiary, Communications. A newly formed wholly owned subsidiary of the Company, Prestige Acquisition Corp. ("Prestige Acquisition"), was merged with and into Prestige Investments, Inc. ("Prestige
Investments"), the parent company of Communications. Prestige Investments was the surviving corporation in the merger. The merger was pursuant to an Agreement and Plan of Reorganization dated May 4, 2000, by and among the Company, Prestige Acquisition, Prestige Investments and the five shareholders of Prestige Investments (the "Prestige Merger Agreement"). Pursuant to the Prestige Merger Agreement, the Company issued 15,550,000 shares of the Company's common stock to the shareholders of Prestige Investments in return for their surrender to the Company of all of their shares of common stock of Prestige Investments. Following the merger, Prestige Investments became a wholly owned subsidiary of the Company with Communications operating as a wholly owned subsidiary of Prestige Investments. The business combination was accounted for as a pooling of interest. The 1999 financial statements were restated to include the assets, liabilities and operations of Prestige Investments and its wholly owned subsidiary, Communications.

Communications was engaged primarily in the wholesale of telecommunication services. The primary products were wholesale calling cards and "one plus" long distance service. Communications primarily marketed its product to distributors and switchless resellers who re-marketed the products to retailers.

Communications entered into agreements as discussed in Note 20 with Red River Networks, LLC ("Red River") to effectively transfer the operations of the telecommunication segment of the Company's operations to Red River on November 25, 2002. The operations from the telecommunications segment are included in "Loss from discontinued operations" in the December 31, 2002 statement of operations.

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

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

In March 2000, the Company purchased the assets of EP Distributing Company ("EPD") for $100,000 in cash and 1,000,000 shares of the Company's common stock valued at $40,000. EPD was operated as a division of the Company during 2000. The division sold nutritional products, with its primary line being Earth Pharmacy brand products and brokered medical supplies.

The Company ceased the operation of EPD at the end of December 2000 and in May 2001 made an agreement with the previous owners to transfer the division back to them. The Company received the original one million shares of common stock previously issued in the purchase transaction and a note for $125,000. The note was charged off in 2002 as a bad debt.

In February 1999, the Company signed a Master Equipment Sales Agreement, (the "MESA") with Eagle Capital, Inc. ("Eagle") to sell specialized equipment. In February 2000, the Company terminated the MESA. Under the terms of the termination agreement, the Company recorded a note receivable for $1,625,000 of which $775,000 was collected as of December 31, 2000. The balance was settled in 2001 for $500,000 cash and 44,700 shares of Eagle common stock, which was valued at $479,631. The Company discontinued the business segment of equipment leasing in 2001.

The Company's December 31, 2001, consolidated balance sheet includes the wholly owned subsidiary, Prestige Investments, and Prestige Investments' wholly owned subsidiary, Communications. In addition to the subsidiaries included in the December 31, 2001, consolidated balance sheet, the Company's December 31, 2002, consolidated balance sheet also includes Aduddell Roofing effective October 1, 2002. The Company's consolidated statement of operations for the year ended December 31, 2001, includes Prestige Investments and its wholly owned subsidiary, Communications. The purchased and subsequently disposed of entities of EPD and ChurchLink are included from their respective dates of purchase and subsequent disposition in 2001 as discontinued operations. The Company's consolidated statement of operations for the year ended December 31, 2002, includes Aduddell Roofing from October 1, 2002, the discontinued operations of Prestige Investments, an inactive holding company, and its subsidiary Communications, whose operations were discontinued effective November 30, 2002. All significant inter-company accounts have been eliminated in the consolidated financial statements. The consolidated financial statements include all adjustments, which in the opinion of management are necessary in order to make the statements not misleading.

Revenue  Recognition

Aduddell Roofing recognizes fixed price contract revenues on the percentage-of-completion method of accounting, measured by the percentage of cost incurred to date to the estimated total cost for each contract. Management uses this method because total cost is considered to be the best available measure of progress on the contracts. Revenues from cost-plus-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned, measured by the cost-to-cost method.

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, interest, depreciation and supplies. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined.

The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts", represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts", represents billings in excess of revenues recognized.

Cash  and  Cash  Equivalents

The Company considers all highly liquid debt or equity instruments purchased with an original maturity at the date of purchase of 90 days or less to be cash equivalents.

Fair  Value  of  Financial  Instruments

The Company's financial instruments include cash, receivables, notes receivable, marketable securities, short-term payables, and notes payable. The carrying amounts of cash, receivables, and short-term payables approximate fair value due to their short-term nature. Marketable equity securities' fair values are estimates based on quoted market prices. The carrying amounts of notes receivable and payable approximate fair value based on interest rates currently available to the Company.

Goodwill  and  Intangible  Assets

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 142 supercedes APB Opinion No. 17, Intangible Assets and primarily addresses accounting for goodwill and intangible assets subsequent to acquisition. Under SFAS No. 142, goodwill and separately identified intangible assets with indefinite lives are no longer amortized, but reviewed annually (or more frequently if impairment indicators arise) for impairment. Separately identified intangible assets not deemed to have indefinite lives would continue to be amortized over their useful lives. SFAS No. 142 applies to all goodwill and intangible assets acquired after June 30, 2001. For goodwill and intangible assets acquired before July 1, 2001, the Company was required to adopt SFAS No. 142 effective January 1, 2002. There was no material impact on its financial statements from the adoption. SFAS No. 143 requires that entities record as a liability obligations associated with the retirement of a tangible long-lived asset when such obligations are incurred, and capitalize the cost by increasing the carrying amount of the related long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002; however, earlier application was encouraged. The Company adopted SFAS No. 143 on January 1, 2002, and evaluated the impact on its financial statements. Goodwill was not considered impaired and accordingly no adjustment was made.

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

The Company had $713,703 of unamortized goodwill at December 31, 2001, that was written off in December 2002 and included in a loss from discontinued operations.

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

Net  Loss  Per  Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) per share is calculated by dividing net income (loss) available to common shareholders for the period by the weighted average number of common shares outstanding during the period.

Concentrations

In connection with providing service to customers, Aduddell Roofing does not have contractual agreements with suppliers. The material and supplies used in the business are readily available from several vendors.

Although Aduddell Roofing had a significant number of customers for the period ended December 31, 2002, two customers accounted for approximately 48% of the revenue.

The Company's receivables at December 31, 2002, are from a small number of companies in various industries, which could be subject to business cycle variations. As of December 31, 2002, the Company had two customers that accounted for 38% of the customer accounts receivable. This concentration subjects the Company to a credit risk if the general economy or the companies fail to perform.

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

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

Segment  Information

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company identifies its operating segments based upon business activities, management responsibilities and geographical location. Certain items in the December 31, 2002 and 2001 financial statements have been reclassified to reflect the discontinued operations of the Company. After the reclassified presentation, the net loss from continuing operations reflects the operations of Aduddell Roofing, the single business segment in which the Company operates at December 31, 2002.

Hedging  Transactions

The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities during 1999.
Currently, the Company does not engage in hedging activities for transactions involving derivatives.

Mergers  and  Acquisitions

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, which supersedes Accounting Principles Board ("APB") Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises. The provisions of the Statement apply to all business combinations initiated after June 30, 2001. SFAS No. 141 requires that all business combinations be accounted for by the accounts as of the date of acquisition with an excess of purchase price over the fair value of the net assets acquired to be capitalized as goodwill. The Statement also requires that the assets of an acquired institution be recognized as assets apart from goodwill if they meet specific criteria presented in the Statement. The Statement ends the use of the pooling-of-interests method of accounting for business combinations, which required the restatement of all prior information for the accounts of the acquired institution. The Company has accounted for all mergers and acquisitions initiated after June 30, 2001, using the purchase method.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  2  -  CONTRACT  RECEIVABLES

Billed  contract  receivables  consist  of:

     Completed  contracts                  $  552,156
     Contracts  in  progress                2,123,307
     Retainage                                  8,752
                                           ----------
                                            2,684,215
     Less allowance for doubtful amounts            -
                                           ----------
                                           $2,684,215
                                           ==========

NOTE  3  -  NOTES  RECEIVABLE
     Notes  receivable  are  as  follows:

                                              December  31,     December  31,
                                                  2002              2001
                                              -------------     --------------
     Due  from an unrelated individual
     from the sale of EP Distributing
     Company                                  $        -        $      120,000

     Due  from  a customer in monthly
     installments of $1,297 including
     interest at 8% through January 2003               -                21,717
                                              ----------        --------------

                                                                       141,717

     Less  current  portion                            -                21,717
                                              ----------        --------------

     Notes  receivable  (net  of
       current  portion)                      $        -        $      120,000
                                              ==========        ==============

NOTE  4  -  SHAREHOLDER  AND  RELATED  PARTY  RECEIVABLE

Advances to an entity partially owned by the Company's majority shareholder totaled $1,615,693 as of December 31, 2002. The advances are secured by marketable securities, shareholder guaranty and bear interest at the federal mid-term rate. The note matures on January 1, 2007.

Advances to the Company's majority shareholder totaled $1,825 as of December 31, 2002. The advances are unsecured and non-interest bearing.

NOTE  5  -  UNCOMPLETED  CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts at December 31, 2002, are as follows:

     Costs  incurred  on  uncompleted  contracts       $ 4,000,634
     Estimated  earnings  (loss)                           244,241
                                                       -----------
                                                         4,244,875
     Billings  to  date                                  4,552,731
                                                       -----------
                                                       $  (307,856)
                                                       ===========

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  5  -  UNCOMPLETED  CONTRACTS  (continued)

Included  in  the  accompanying  balance  sheet  under  the  following captions:

     Costs  and  estimated  earnings  in  excess
     of billings on uncompleted contracts              $    12,477

     Billings  in  excess  of  costs  and
     estimated earnings on uncompleted contracts          (320,333)
                                                       -----------

                                                       $  (307,856)
                                                       ===========

NOTE  6  -  PROPERTY  AND  EQUIPMENT

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

Property and equipment are recorded at cost. Expenditures for repairs and maintenance are charged to operations when incurred. Major improvements and renewals that extend the useful life of the related asset are capitalized and depreciated over the remaining useful life. Depreciation and amortization are computed for financial and income tax reporting purposes using straight-line and accelerated methods over estimated useful lives ranging from three years to ten years. Depreciation expense for the year ended December 31, 2002, was $254,822 of which $17,938 was charged to costs of contracts and $220,226 to discontinued operations with the remainder to general and administrative. For the year ended December 31, 2001, depreciation expense totaled $225,481 and was charged to operations.

The following table summarizes the classifications of property and equipment, total accumulated depreciation and the related estimated useful lives:

             Property and Equipment             Cost            Year
             ----------------------             ----            ----
          Machinery and equipment           $    412,918        5-10
          Office furniture and equipment         160,951         5-7
          Transportation equipment             1,170,945           5
          Leasehold improvements                  13,851           5
                                            ------------
                                               1,758,666
          Less:  accumulated depreciation      1,129,267
                                            ------------
          Net  property  and  equipment     $    629,399
                                            ============

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  7  -  MARKETABLE  EQUITY  SECURITIES

The Company's securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings. Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost in investments. Securities not classified as held-to-maturity or trading are classified as available-for-sale. Available-for-sale securities are recorded at fair value on the balance sheet with the change in fair value during the period excluded from earnings and reported as a separate component of Shareholders' Equity. All of the Company's securities are classified available-for-sale at December 31, 2002. Unrealized holding losses on these securities totaled $21,404 for the year ended December 31, 2002.

NOTE  8  INTANGIBLE  ASSETS

Goodwill represents the excess of the cost of assets acquired over the fair market value at the date of the business combination. Goodwill in the amount of $900,687 was being amortized on the straight-line method over fifteen years. Amortization was discontinued effective January 1, 2002, with the adoption of SFAS No. 142. Amortization expense of $37,575 was charged to operations for the year ended December 31, 2001. The balance of unamortized goodwill of $713,703 was charged to loss from discontinued operations in December 31, 2002.

                                                  December 31,     December 31,
                                                      2002             2001
                                                 -------------     -------------
     Prestige  Investments'  acquisition
       of  Communications                        $    583,040      $    583,040

     Earn-out  rights                                 317,647           317,647
                                                 ------------      ------------
                                                      900,687           900,687

     Accumulated  amortization                       (186,984)         (186,984)

     Amount charged to loss from discontinued
       operations                                    (713,703)                -
                                                 ------------      ------------

     Net  goodwill                               $          -      $    713,703
                                                 ============      ============

NOTE  9  -  LINE  OF  CREDIT

The Company has a $2,000,000 revolving line of credit. The line bears interest at 1% over the Wall Street Journal prime rate (currently 5.25%) and is secured by all accounts, property and equipment and shareholder guaranty. The line matures on September 15, 2003. Outstanding advances totaled $1,175,000 at December 31, 2002.

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  10  -  LONG-TERM  DEBT

The  Company  has  the  following  long-term  debt  as  of:

                                                  December 31,     December 31,
                                                      2002             2001
                                                 -------------     -------------
     9.5%  note  secured  by  all
     Communications' equipment and common
     stock, due in monthly  installments
     of  $5,227, including interest through
     January 2005                                $    123,605      $    168,696

     9.75% note secured by all Communications'
     equipment and common stock, due in monthly
     installments  of  $2,124,  including
     interest  through  March  2005                    52,662            70,548

     9.75%  note  secured  by transportation
     equipment due in monthly installments of
     $848,  including  interest  to  June  2005             -            23,915

     $450,000  line  of credit with interest
     payable monthly at 1.5% over Wall Street
     prime,  secured  by  all  assets  of
     Communications and the personal guaranty
     of certain  Directors                            450,000           252,289

     9.5% note secured by all Communications'
     equipment and common stock, due in
     monthly installments of $6,301, including
     interest  through  February  2006                212,634           255,265

     10%  unsecured  note  due  in monthly
     installments of $4,456, including interest
     through  April  2004                              80,422           111,106

     Note  payable  to  shareholder  bearing
     interest at 5% due on September 13, 2004         120,000                 -

     Note payable, secured by all
     Communications'  equipment,  receivables
     and shareholder  guaranty,  bearing
     interest at 3.5% over New York prime
     (currently 8.25%);  due  in monthly
     installments of $5,602, including interest
     to June 2006                                     212,061                 -

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  10  -  LONG-TERM  DEBT  (continued)

                                                  December 31,     December 31,
                                                      2002             2001
                                                 -------------     -------------

     Note payable secured by all accounts,
     equipment and general intangibles, bearing
     interest  at  3.5%  over  New  York  prime
     (currently  8.25%)  due in quarterly
     principal  payments  of  $18,050
     beginning March 18, 2003, and monthly
     interest  payments  through  June  2006          219,560                 -

     0% to 8.99% fixed rate notes secured by
     transportation equipment, due in
     variable  monthly  installments  on
     various  dates  through  September  2005         280,967                 -

     8%  to  9% fixed rate notes secured by
     real property due in varying installments
     through  March  2003                             177,622                 -

     7.75%  to  9% fixed rate notes secured
     by equipment, due in varying installments
     through  November  2023                           28,585                 -
                                                -------------      ------------
                                                    1,958,118           881,819

     Less:  long-term debt classified as net
            liabilities  of  discontinued
            operations                                469,323                 -

     Less:  current  portion  of  long-term
            debt                                      906,442           429,688
                                                -------------      ------------

                                                $     582,353      $    452,131
                                                =============      ============

Maturities  of  long-term  debt  as  of  December  31,  2002,  are  as  follows:

                       Year                         Amount
                       ----                         ------
                       2004                     $    338,167

                       2005                          173,325

                       2006                           70,861
                                                ------------

                                                $    582,353
                                                ============

Interest expense for the year ended December 31, 2002, was $149,181 of which $32,791 was charged to cost of contract revenues and $105,460 was charged to discontinued operations and the remainder to general and administrative.

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  11  INCOME  TAXES

At December 31, 2002, the Company had net operating losses of approximately $4,300,000 available to reduce future federal and state taxable income. Unless utilized, the carry forward amounts will begin to expire in 2012. For federal and state tax purposes, the Company's net operating loss carry forward amounts are subject to an annual limitation due to a greater than 50% change in stock ownership, as defined by federal and state tax law.

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

The  components  of  the  net  deferred  tax  asset  are  as  follows:

                                                  December 31,     December 31,
                                                      2002             2001
                                                 -------------     -------------
     Deferred tax  liability on depreciation   $    (169,794)    $   (184,000)

     Deferred tax  asset  for  loss
       carry  forward                              1,755,000          885,000
                                               -------------     ------------

     Deferred  tax  asset                          1,585,206          701,000

     Less:  valuation  allowance                     355,000          405,000
                                               -------------
     Net  deferred  tax  asset                 $   1,230,206     $    296,000

The Company has established a valuation allowance for a portion of its net deferred tax asset due to the ownership changes limitation on the use of the loss carry forward.

NOTE  12  BACKLOG

The estimated gross revenue on work performed on signed contracts at December 31, 2002, was $495,317.

NOTE  13  COMMITMENTS  AND  CONTINGENCIES

Warranties

The Company warrants its work in the normal course of business. In management's opinion, there were no outstanding claims, which would have a material effect on the Company's operations or financial position.

The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Any amounts in excess of this would not be insured if the institution should fail.

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  13  COMMITMENTS  AND  CONTINGENCIES  (continued)

Investment  Banking  Services

The Company entered into a Business Consulting Agreement (the "Agreement") with Benchmark Capital Consulting, Inc. ("Benchmark") effective June 17, 2002. Under the terms of the three-year Agreement, Benchmark will provide transaction advisory services to the Company. The services will include assistance with proposed transactions, due diligence to provide comprehensive valuations of Zenex and of proposed acquisitions, comprehensive long-term financial planning, and preparation of marketing and public relation material to increase awareness of the Company.

Under the Agreement, Benchmark was to have received $100,000, 4.0 million shares of fully registered common stock and an option to purchase 500,000 shares of common stock at a price of $0.04 per share. The fair market value of the 4,000,000 shares was $0.04 per share or $160,000. The Company has paid Benchmark $100,000 and has issued and registered on a Form S-8 1,100,000 shares of common stock, which were allocated among five Benchmark consultants and one lawyer.

Upon execution of the Agreement, the Company issued 1.5 million shares of common stock to three individuals for consultation. These shares are "restricted securities" under the Securities Act of 1933, as amended, and can only be sold under Rule 144, which imposes certain limitations including a holding period, volume limitations and notice filings. The fair market value of the 1.5 million shares was $0.04 per share of $60,000.

In 2002, the Company also incurred $40,000 in professional fees associated with the various agreements, which are included in discontinued operations.

The $320,000 ($100,000 cash and $220,000 value of stock) is included in costs for the year ended December 31, 2002, as merger related expenses.

Operating  Leases

Communications leased its facilities under operating leases, which expire at various intervals through September 30, 2005. Under the terms of the leases, Communications was responsible for its share of common area maintenance and operating expenses. Rent expense under operating leases for the years ended December 31, 2002, and 2001 totaled $84,563 and $69,039, respectively, and is included in net loss from discontinued operations.

As of February 2003, Communications assigned the facilities lease to Red River Network, LLC in accordance with certain agreement discussed in Note 20.

Future  Payment  Obligations  Under  Stock  Purchase  Agreement

Prestige Investments, a wholly owned subsidiary of the Company, acquired Communications in accordance with a Stock Purchase Agreement (the "Agreement") dated February 19, 1999. The business combination was accounted for as a purchase. The Agreement includes a provision whereby the sellers may earn additional amounts if the cumulative collected gross sales revenue reaches certain levels, (the "earn-out rights").

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  13  COMMITMENTS  AND  CONTINGENCIES  (continued)

In accordance with the Agreement, $317,647 in earn-out rights was due on December 30, 2001. The Company is in default on the payment provisions of the Agreement.

In August 2002, an Agency Agreement was signed with a related party, (the "Agent") for assistance in commercial debt restructuring and conversion of the earn-out rights obligation into equity. Under the terms of the Agency Agreement, the Agent contacted and offered a Conversion Agreement to the former shareholders of Prestige Investments. The Agent is to be compensated with 700,000 shares of common stock. The deemed value of the conversion is $0.52 per share. Under the terms of the Conversion Agreement, the former Prestige
Investments shareholders convert their earn-out rights to Company stock, an additional 2,799,600 shares of common stock would be issued for the conversion and 700,000 shares issued under the Agency Agreement.

As of the report date, March 31, 2003, approximately 89% of the former Prestige Investments shareholders had agreed to the conversion. The effect on the subsequent period financial statements will reduce or eliminate the liability for the earn-out rights and increase common stock and paid-in capital.

NOTE  14  -  LETTER  OF  CREDIT

At December 31, 2002, the Company had a $75,000 letter of credit issued to its insurance carrier that matures on March 2, 2003.

NOTE  15  -  EARNINGS  PER  SHARE

                                                       For the Year Ended
                                                         (in thousands)
                                                 ------------------------------
                                                  December 31,     December 31,
                                                      2002             2001
                                                 -------------     -------------
     Primary earnings per share:  (in thousands)
       Common  shares  outstanding                     48,342            27,508
                                                 ------------      ------------

       Weighted  average  shares  outstanding          48,275            31,332
                                                 ------------      ------------

       Earnings  (loss)  per  share              $      (.039)     $      nil
                                                 ============      ============

     Fully  diluted  earnings  per  share:
        Common  shares  outstanding                    48,342            27,508

        Weighted  average  shares  outstanding         48,342            31,409
                                                 ------------      ------------

        Earnings  (loss)  per  share             $      (.039)     $      nil
                                                 ============      ============

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  16  STOCK  OPTIONS

In accordance with the terms of an April 1999 loan agreement with Federal Bank Centre, a five-year option was granted to the bank to purchase 500,000 shares of the Company's common stock for $0.15 per share.

In accordance with the terms of a January 2001 loan agreement with a shareholder, a five-year option was granted for the purchase of 1,200,000 shares of the Company's common stock for $0.10 per share.

As partial consideration for investment banking services, in June 2002, the Company granted to Benchmark a three-year option to purchase 500,000 shares of its common stock for $0.04 per share.

In connection with the terms of the Agreement and Plan of Split Off and Merger, signed September 27, 2002, Tim Aduddell was granted an option to purchase
30,000,000  shares  of  common  stock  for  $0.04  per  share.

In connection with the financing of certain equipment described in Note 17, 200,000 options at $0.08 per share were granted.

NOTE  17  -  RELATED  PARTY  TRANSACTION

On July 3, 2002, the Company purchased $160,000 of equipment and software upgrades from a company affiliated with an officer and shareholder. The payable requires minimum monthly payments of $2,500 and is due within one year. In addition, if the payable is not satisfied by December 31, 2002, the Company will issue 200,000 options for $0.08 per share. The balance due at December 31, 2002, was $141,579 and included in accounts payable.

Aduddell Roofing leases office and warehouse space from Aduddell Holdings, Inc., a corporation wholly owned by Tim Aduddell a majority shareholder of the Company. The lease is for one year and expires on September 30, 2003. The monthly lease payments are $15,000. For the period ending December 31, 2002 rent expense was $45,000. There is a remaining lease obligation of $135,000 at December 31, 2002.

NOTE  18  GOING  CONCERN  UNCERTAINTIES

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern; however, the telecommunications segment (which is now discontinued) of the Company has sustained operating losses for the past four years. The Company has a working capital deficit of $805,931 at December 31, 2001, compared to a working capital deficit of $587,072 at December 31, 2002.

Zenex is in default on a portion of the $317,647 earn-out rights payment due on December 30, 2001, under the terms of the Agreement discussed in Note 13. Additionally, Communications, a subsidiary, is now financially insolvent and is considering filing Chapter 7 bankruptcy. The amount of debt cancellation under Chapter 7 is not determinable at this time. In addition, Red River

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  18  GOING  CONCERN  UNCERTAINTIES  (continued)

has not exercised its option to acquire Communications' equipment and to assume certain obligations, some of which are obligations of the Company. While the Company believes it will not be liable for the Communications' obligations in a Chapter 7 proceeding, it is possible that Communications claimants could assert claims against the Company as a parent corporation and such assertions could materially affect the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE  19  CHANGE  IN  MANAGEMENT

On March 17, 2002, the Company announced a change in management. Fireball Enterprises LLC, which held 27% of the Company stock, bought an additional 7.65 million shares from Marc Newman, the President and Chief Executive Officer and Doug Newman, the Chief Financial Officer. Marc and Doug Newman resigned as
Officers  and  Directors,  and  a  new  Chief  Executive  was  named.
The purchase involved a cash price of $100,000, a termination of the Newman employment agreements, and the substitution of certain Fireball principals for the Newmans as guarantors of corporate borrowings, and the exchange of mutual releases.

NOTE  20  DISCONTINUED  OPERATIONS

Communications, a subsidiary of the Company, entered into three agreements with Red River Networks, LLC ("Red River") an Oklahoma limited liability company effective November 25, 2002. Red River provides consulting and related services in the long distance telecommunications industry. Communications is the owner of direct long distance services and prepaid accounts and is in the business of providing long distance telecommunications, in part, by means of its own switching equipment. Communications was unable to pay the amount owed to Global Crossings Bandwidth, Inc. ("Global"), Communications' primary carrier of long distance traffic. In an attempt to prevent the termination of services from Global and to allow Communications to continue to operate in a limited fashion and windup its affairs in an orderly manner, Communications and Red River agreed that (a) Red River would acquire Communications' customers (Book of Business) under the Purchase Agreement (b) Communications would issue to Red River an option to acquire Communications' equipment under the terms of an Option
Agreement, and (c) Communications would retain Red River to provide certain services on the terms and conditions set forth in the Service Agreement. The three agreements effectively terminate the telecommunications segment of the Company, and the subsidiary is considering filing Chapter 7 bankruptcy.

Purchase  Agreement

Under the terms of the Purchase Agreement, Red River agreed to pay Global $27,843 to prevent the immediate termination of Communications' long distance services and to buy Communications' Book of Business, which includes all of the customers and pre-paid accounts of Communications.

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE  20  DISCONTINUED  OPERATIONS  (continued)

Option  Agreement

Under the terms of the Option Agreement (the "Option"), Communications granted Red River the exclusive and irrevocable option to purchase all of
Communications' rights, title, and interest in certain switching and telecommunications equipment used in the direct long distance service provided by Communications. The Option, which was scheduled to terminate December 31, 2002, has been extended to April 30, 2003. Upon exercise of the Option, should it occur, Red River would assume approximately $388,900 in bank notes and the leased office facilities of Communications.

Service  Agreement

Under the terms of the Service Agreement, Red River agreed to provide to Communications on a nonexclusive basis, services relating to the operations of the equipment under the Option Agreement for the benefit of the Book of Business purchased by Red River under the Purchase Agreement. Communications agreed to pay Red River a fee in the amount of the accounts receivable outstanding at November 25, 2002, of approximately $632,000 and all accounts receivable arising during the term of the Service Agreement. Additionally, Communications will direct Red River to pay certain costs of Communications. Those costs include:
(a) the amount due and payable by Communications under the Storage Lease Agreement with BOK Plaza Associates, LLC (b) the principal and interest due for the month of December 2002 under (i) the Promissory Note dated January 11, 2000, to First National Bank of Midwest City (the "Bank"), having a balance of $123,604 (ii) the promissory note dated March 10, 2000 to the Bank having a balance of $52,662 and (iii) the Promissory Note dated January 31, 2001 to Ricky
A. Naylor and Naylor Concrete Construction Co., Inc. having a balance of $212,605; and (c) the regular weekly amount of approximately $28,000 due Global, Communications' primary carrier of long distance traffic.

Condensed financial information relating to the discontinued operations of Communications is as follows:

                                                     December 31,
                                                         2002
                                                    -------------
     Current  assets                                $    518,515
     Net  property  and  equipment                       872,775
     Net  other  assets                                  729,139
                                                    ------------
       Total  assets                                   2,120,429
                                                    ------------
     Current  liabilities                              1,739,923
     Long-term  debt                                     469,323
                                                    ------------
       Total  liabilities                              2,209,246
                                                    ------------
     Net liabilities of discontinued subsidiary     $     88,817
                                                    ============

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  21  -  BUSINESS  COMBINATION

As discussed in Note 1, the Company signed an agreement to acquire Aduddell Roofing on September 27, 2002, in a business combination, which was accounted for as a purchase. The pro forma condensed consolidated statements of operations  for  the  years  ended  December  31,  2002  and 2001 is as follows:

                               2002                                2001
                           (thousands)                          (thousands)
                   ---------------------------   ------------------------------------------
                   Zenex    Aduddell   Combined   Zenex   Discontinued   Aduddell   Combined
                   -----    --------   --------   ------  ------------   --------   --------
Income            $     -    $12,526    $12,526  $ 3,617    $ 3,617       $13,255    $13,255

Cost of Sales           -     11,462     11,462    2,357      2,357        11,529     11,529

Gross  Profit           -      1,064      1,064    1,260      1,260         1,726      1,726
                  -------    -------    -------  -------    -------       -------    -------
Operating Expenses    356      1,245      1,601    1,886      1,485         1,272      1,673

Other Income
  (Expense)          (268)        77       (191)     142          -            71        213

Net Income (Loss)
  before
  Discontinued
  Operations         (624)      (104)      (728)    (484)      (225)          525        266

Discontinued
  Operations,
  Net of Income
  Taxes            (1,146)         -     (1,146)      166      (135)            -         31

Net Income (Loss)
  before Income
  Taxes            (1,770)      (104)    (1,874)     (318)      (90)          525        297

Income Tax
   Benefit
   (Expense)          119         33        152       193        90          (236)      (133)
                  -------    -------    -------  -------    -------       -------    -------
Net Income
  (Loss)          $(1,651)  $    (71)   $(1,722) $   (125)  $     -       $   289    $   164
                  =======   ========    =======  ========   =======       =======    =======

                                  Exhibit Index
                                  -------------

Exhibit No.                Description of Exhibit
-----------                ----------------------

10.5                       Purchase  Agreement dated November 25, 2002, with Red
                           River Network, LLC

10.6 Option Agreement dated November 25, 2002, with Red River Network, LLC, as amended

10.7 Service Agreement dated November 25, 2002, with Red River Network, LLC, as amended

10.8 Assignment Agreement dated December 4, 2002, between Time Advisors, L.P. and Red River Network, LLC

21.1                       Subsidiaries of Zenex

31.1                       Rule 13a-14(a) Certifications

32.1                       Section 1350 Certification

                                                                    Exhibit 10.5

                               PURCHASE AGREEMENT

     THIS PURCHASE AGREEMENT ("Agreement") is entered into effective this 25th day of November, 2002 (the "Effective Date"), by and between ZENEX LONG DISTANCE, INC., an Oklahoma corporation ("Seller"); and TIME ADVISORS, L.P., a Texas limited partnership ("Buyer"). In consideration of the mutual promises made herein, Buyer and Seller agree as follows:

     1. Background. Time is in the business of consulting and related services in the long distance telecommunications industry. The Company is the owner of direct long distance service and prepaid accounts, and is in the business of providing long distance telecommunications, in part, by means of its own switching equipment. At 5:00 p.m. Monday, November 25, 2002, the Company's long distance service will be terminated for nonpayment of amounts owing by the Company to Global Crossings ("Global"), the Company's primary carrier. If this termination occurs, the Company's customers' long distance service will cease, resulting in hardship to the customers and the almost certain loss of all such long distance consumers as customers of the Company. In this event, the Company's business will be worthless. In attempt to prevent such termination from occurring and to allow the Company to continue to operate in a limited fashion and windup its affairs in an orderly manner, the Company and Time have agreed that (a) Time will acquire the Company's book of business pursuant to the terms of this Agreement; (b) the Company will issue to Time an option to acquire certain of the Company's equipment pursuant to the terms of the Option Agreement executed simultaneously with this Agreement; (c) Time will pay to Global the amount of approximately $27,843 in order to prevent the immediate termination of the Company's long distance service, and (d) the Company will retain Time to provide certain services on the terms and conditions set forth in the Services Agreement executed simultaneously with this Agreement. Each of the referenced agreements are between Buyer and Seller.

     2. Book of Business. All parties to this Agreement desire Buyer to purchase from Seller, and Seller to sell to Buyer, all of the "Book of Business" upon, and subject to, the terms and conditions set forth herein. The term "Book of Business" means all of the customers and pre-paid accounts of Seller, including, without limitation, all of the Seller's customers listed in Schedule 1 attached hereto.

3.  Purchase  and  Sale.
    --------------------

     3.1 Purchase of Assets. Subject to the terms and conditions of this Agreement, Buyer hereby purchases the Book of Business and Seller hereby sells, conveys, assigns, transfers and delivers the Book of Business to Buyer free and clear of all liens, debts, claims, encumbrances, mortgages, pledges and security interests.

     3.2 Purchase Price and Payment of Purchase Price. In consideration of the Seller's sale and delivery to Buyer of good and marketable title in the Book of Business, Buyer hereby tenders for the benefits of the Seller the amount equal to $27,843 (the "Purchase Price").

     3.3 Limited Assumption of Liabilities. The parties hereto acknowledge and agree that Buyer does not assume, and shall not be liable for, any liability, obligation or indebtedness of Seller with respect to all periods prior to the Effective Date.

     3.4 Rights of Buyer. Buyer is authorized, at its option, to transfer the Book of Business to Buyer's equipment or to any designee or assignee of Buyer.

4. Representations And Warranties of Seller. Seller represents and warrants to Buyers, as of the Effective Date, the following:

     4.1 Power, Authority and Validity. This Agreement has been duly authorized, executed and delivered by the Seller. Seller has full power and authority to own and operate the Book of Business. This Agreement constitutes the valid and binding agreement of Seller and is enforceable against it in accordance with the Agreement's terms.

     4.2 Title to Assets. Seller has good and marketable title to the Book of Business.

     4.3 Litigation. There is no litigation or proceeding pending, or to the knowledge of Seller threatened, against the Seller or relating to the Book of Business.

     4.4 Condition of Assets. The Book of Business is sold by Seller "AS IS" and without any warrants as to condition or fitness for use or merchantability. Buyers have had adequate opportunity to inspect the Assets and accepts the Assets in the condition delivered by Seller.

5.  Deliveries  of  Seller.  Seller  hereby  delivers  to  Buyers the following:

     5.1 Title to Assets. The Bill of Sale and Assignment in substantially the form as Exhibit "A" attached hereto.

     5.2 Possession of Book of Business. Possession of the Book of Business, including, but not limited to, all books, records, and other documents relating to the Book of Business.

6. Deliveries of Buyer. Buyer hereby tenders the Purchase Price for the benefit of Seller pursuant to paragraph 3.2 hereof.

7. Indemnification. Seller shall indemnify and defend and hold harmless the Buyer, from and against and in respect of claims, actions, suits, judgments, costs, expenses (including, but not limited to, reasonable attorneys' fees) and liabilities incurred or which may be incurred by Buyer, arising out of Seller's ownership and/or operation of the Book of Business which accrue or relate to occurrences on or prior to the date of this Agreement.

8.  Miscellaneous.

     8.1 Receipts and Liabilities. All monies, proceeds, receipts, accounts receivable and income attributable to the Assets for all periods of time on or after the Effective Date, shall be the sole property and entitlement of Buyer, and to the extent received by Seller, Seller shall hold such in trust for Buyer and shall fully disclose, account for and transmit same to Buyers promptly.

     8.2 Notices. All notices, requests, demands, and other communications under this Agreement shall be in writing and shall be deemed to have been duly given if delivered or mailed, first-class postage prepaid, to the following at the addresses indicated:

          To  the  Buyer:       Time  Advisors,  L.P.

                                ---------------------------------
                                ---------------------------------
                                (Telefacsimile  No.:  (    )     -        )
                                                       ----   --- --------

          To  the  Seller:      Zenex  Long  Distance,  Inc.
                                201  Robert  S.  Kerr  Avenue,  Suite  520
                                Oklahoma  City,  Oklahoma  73102
                                (Telefacsimile  No.:  (405)  749-9929)

          or to any other address that Buyer or the Seller shall designate in writing.

     8.3 Governing Law. This Agreement shall be governed in all respects by the law of the State of Oklahoma.

     8.4 Entire Agreement. This Agreement sets forth the entire understanding of the parties; further, this Agreement shall supersede and/or replace any oral or written Agreements relating to this subject matter entered into by the parties before the date of this Agreement.

     8.5 Binding Effect. This Agreement, inclusive of its terms and provisions, shall be binding on and inure to the benefit of, and be enforceable by, the respective heirs, legal representatives, successors, and assigns of the parties pursuant to its terms.

     8.6 Expenses. Except as otherwise expressly provided herein, the parties to this Agreement shall pay their own expenses and costs (including, without limitation, all attorney's fees) incurred in connection with this Agreement and the transactions contemplated hereby.

     8.7 Further Assurances. From and after the date of this Agreement, each of the parties will cooperate with each other and will use its best efforts to obtain all necessary waivers and consents from third parties. Seller, at any time and from time to time on and after the date of this Agreement, upon request by Buyer, shall take or cause to be taken such actions and execute, acknowledge and deliver, or cause to be executed, acknowledged and delivered, such transfers, conveyances and assurances as may be reasonably requested by Buyer for the conveying, transferring, assigning, delivering, assuring and confirming the Book of Business to Buyer in accordance with the terms hereof.

     Buyer  and  the  Seller  have   executed  this  Agreement  effective  as of
the  25th  day  of  November,  2002.

                                  TIME  ADVISORS,  L.P.,   a   Texas   limited
                                  partnership

                                    By:  BANNISTER INVESTMENTS, L.P., a  Texas
                                    limited  partnership,  General  Partner

                                      By:  DRB  INVESTMENTS  LLC,  a  Texas
                                           limited  liability  company,  its
                                           General Partner
                                           By:
                                              ----------------------------------
                                              Danny  Bannister,  Jr.,  Manager

                                    ("Buyer")

                                    ZENEX  LONG  DISTANCE,  INC.,
                                    an  Oklahoma  corporation


                                    By
                                      ------------------------------------------
                                      Name:
                                      Title:

                                    ("Seller")

                                                                    Exhibit 10.6

                                OPTION AGREEMENT
                                ----------------

     THIS AGREEMENT is made effective the 25th day of November, 2002, between TIME ADVISORS, L.P., a Texas limited partnership (the "Seller") and ZENEX LONG DISTANCE, INC., an Oklahoma corporation (the "Buyer"). In consideration of the mutual promises and agreements contained herein, the parties hereto agree as follows:

1. Background. Time is in the business of consulting and related services in the long distance telecommunications industry. The Company is the owner of direct long distance service and prepaid accounts (hereinafter the "book of business"), and is in the business of providing long distance telecommunications, in part, by means of its own switching equipment. At 5:00 p.m. Monday, November 25, 2002, the Company's long distance service will be terminated for nonpayment of amounts owing by the Company to Global. If this termination occurs, the Company's customers' long distance service will cease, resulting in hardship to the customers and the almost certain loss of all such long distance consumers as customers of the Company. In this event, the Company's business will be worthless. In attempt to prevent such termination from occurring and to allow the Company to continue to operate in a limited fashion and windup its affairs in an orderly manner, the Company and Time have agreed that (a) Time will acquire the book of business pursuant to the terms of the Purchase Agreement executed simultaneously with this Agreement; (b) the Company will issue to Time an option to acquire certain of the Company's business pursuant to the terms of this Agreement; (c) Time will pay to Global the amount of approximately $27,843 in order to prevent the immediate termination of the Company's long distance service, and (d) the Company will retain Time to provide certain services on the terms and conditions set forth in the Services Agreement executed simultaneously with this Agreement. Each of the referenced Agreements are between Time and Zenex Long Distance, Inc..

2. Option Agreement. In consideration of the sum of $10.00 and other good and valuable consideration this day paid by the Buyer to the Seller, the receipt and sufficiency of which are hereby acknowledged by the Seller, the Seller hereby grants to the Buyer the exclusive and irrevocable option to purchase all of the Seller's right, title and interest in and to the property set forth on Schedule 1 attached hereto (the "Equipment"), free and clear of all liens and encumbrances, except as described in paragraph 4 of this Agreement.

4. Exercise of Option. The option hereby granted may be exercised by written notice delivered by the Buyer to the Seller at the address stated in paragraph
9.2  of  this  Agreement.

5. Purchase Price. As consideration for the purchase of the Equipment, the exercise price for the Equipment will be the assumption by the Buyer of Seller's obligations to pay the principal outstanding balance of the amount owing by

Seller under the loan agreements and promissory note 2 set forth on Schedule 2 to this Agreement, in the aggregate outstanding principal amount as of the date of this Agreement of approximately $394,946.51 (the "Debt"), with such assumption to provide for payment terms requiring the Buyer to pay the remaining principal balance of the Debt, together with interest thereon, pursuant to the regular payment schedule as currently provided under the instruments set forth in Schedule 2.

6. Lease Assumption. Promptly after the purchase by Time of the Equipment, the Company agrees to assign to Time, and Time agrees to assume, the Company's obligations under each lease agreement set forth in Schedule 3 of this Agreement (the "Lease"), only with respect to Suite 905. The Company will use its best efforts to separate the lease of the 5th floor from the lease of Suite 905.

7. Closing. The Buyer and the Seller agree that the purchase of the Equipment will be consummated as follows:

     1. Closing Date. The sales of the Equipment will close on a business day which is no later 15 business days after each exercise of a purchase option by the Buyer (the "Closing Date"). The closing of the sale of the Equipment will take place at the offices of Conner & Winters, P.C., with the exact time for closing to be designated by the Buyer by written notice to the Seller and approved by the Seller.

     2. Seller's Instruments. On the Closing Date the Seller will deliver, or cause to be delivered, to the Buyer the following items (all documents will be duly executed and acknowledged where required):

          7.2.1 Bill of Sale and Assignment. A Bill of Sale and Assignment in substantially the form satisfactory to Buyer assigning to the Buyer good and marketable title to the Equipment, free of all liens and encumbrances;

          7.2.2 Evidence of Authority. A certificate of authority executed by the Seller and Zenex Communications, Inc. authorizing the Seller's consummation of this Agreement;

          7.2.3 Additional Documents. Such additional documents as might be reasonably requested by the Buyer to consummate the sale of the Equipment to the Buyer.

     3. Possession. Possession of the Equipment will be delivered by the Seller to the Buyer on or before the close of business on the Closing Date, free from all parties claiming rights to possession of, or having claims against, the Equipment, other than pursuant to contractual obligations approved or to be assumed by the Buyer. Effective on the delivery of the Bill of Sale and Assignment conveying title to the Equipment by the Seller to the Buyer, beneficial ownership and the risk of loss of the Equipment will pass from the Seller to the Buyer.

     4.  Costs. The parties will pay their respective costs and attorneys' fees.

8. Receipts. Any accounts or other sums receivable with respect to operation of the Equipment earned and attributable to the period beginning on the Closing Date and thereafter will be paid to the Buyer to the extent that such sums have been collected on or before the Closing Date. On receipt after the Closing Date by the Seller of accounts receivable with respect to the Equipment which were earned prior to the Closing Date, the same will be promptly paid to the Buyer.

9. Default; Remedy. In the event that either party fails to perform such party's obligations hereunder (except as excused by the other party's default), the party claiming default will make written demand for performance. If the Seller fails to comply with such written demand within 10 days after receipt thereof, the Buyer will have the option to waive such default, to demand specific performance or to terminate this Agreement. If the Buyer fails to comply with such written demand within 10 days after such receipt thereof, the Seller will have the option to waive such default or to terminate this Agreement by written notice to the Buyer, without liability to Seller by Buyer.

10.  Miscellaneous.  It  is  further  agreed  as  follows:

     1.  Time.  Time  is  of  the  essence  of each provision of this Agreement.

     2. Notices. Any notice, payment, demand or communication required or permitted to be given by any provision of this Agreement will be in writing and will be deemed to have been given when delivered personally or by telefacsimile (with a hard copy send within one business day by any other means described in this paragraph) to the party designated to receive such notice, or on the date following the day sent by overnight courier on the third business day after the same is sent by certified mail, postage and charges prepaid, directed to the following addresses or to such other or additional addresses as any party might designate by written notice to the other party:

         To  the  Buyer:     Time  Advisors,  L.P.


                             (Telefacsimile  No.:  (____)  ___-________)


         To  the  Seller:    Zenex  Long  Distance,  Inc.
                             201  Robert  S.  Kerr  Avenue,  Suite  520
                             Oklahoma  City,  Oklahoma  73102

                      (Telefacsimile No.: (405) 749-9929)

     3. Survival. All representations and warranties of the Seller and the Buyer contained in this Agreement with respect to the Equipment will terminate on, and as of, the Closing Date of the sale of the Equipment and will not survive the closing of the sale of the Equipment, except for:
        (a) the warranties of title of the Seller and the assumption of obligations by the Buyer, if any, expressed in the conveyance documents delivered on the Closing Date; (b) the agreements regarding payment of the closing costs set forth at paragraph 6.4; and (c) the agreement of the Seller with respect to amounts collected after the Closing Date set forth at paragraph 7.

     4. Entire Agreement. This Agreement constitutes the entire agreement between the Buyer and the Seller relating to the sale of the Equipment. This Agreement supersedes, in all respects, all prior written or oral agreements, if any, between the parties relating to the sale of the Equipment, and there are no agreements, understandings, warranties or representations between the Buyer and the Seller except as set forth herein.

     5. Binding Effect. This Agreement will inure to the benefit of and bind the respective successors and permitted assigns of the Buyer and the Seller.

     6. Attorneys' Fees. If either party institutes an action or proceeding against the other relating to the provisions of this Agreement or any default hereunder, the unsuccessful party to such action or proceeding will reimburse the successful party therein for the reasonable expenses of attorneys' fees, disbursements and other litigation expenses incurred by the successful party.

     7. Severability. If any clause or provision of this Agreement is illegal, invalid, or unenforceable under any present or future law, the remainder of this Agreement will not be affected thereby. It is the intention of the parties that if any such provision is held to be illegal, invalid, or unenforceable, there will be added in lieu thereof a provision as similar in terms to such provision as is possible and be legal, valid, and enforceable.

     8. Counterpart Execution. This Agreement may be executed in counterparts, each of which will be deemed an original document, but all of which will constitute a single document. This document will not be binding on or constitute evidence of a contract between the parties until such time as a counterpart of this document has been executed by each party, and a copy thereof delivered to the other party to this Agreement.

     9. Assignment. The rights of the Buyer under this Agreement may be assigned, in whole or in part, without the prior written consent of the Seller.

    10. Amendment. Neither this Agreement nor any of the provisions hereof can be changed, waived, discharged, or terminated except by an instrument in writing signed by the party against whom enforcement of the change, waiver, discharge or termination is sought.

    11. Governing Law. This Agreement is being executed, delivered, and is intended to be performed in the judicial district in which the Equipment is located, and the substantive laws of the state in which the Equipment is located will govern the validity, construction and enforcement of this Agreement. The parties consent to the venue and jurisdiction of the United States District Court in the judicial district in which the Equipment is located in any action brought to enforce the terms of this Agreement. The parties irrevocably and unconditionally submit to the jurisdiction (both subject matter and personal) of such court and irrevocably and unconditionally waive
         (a) any objection any party might now or hereafter have to the venue in such court, and (b) any claim that any action or proceeding brought in such court has been brought in an inconvenient forum.

    12. Further Assurances. From and after the date of this Agreement, each of the parties will cooperate with each other and will use its best efforts to obtain all necessary waivers and consents from third parties. Seller, at any time and from time to time on and after the date of this Agreement, upon request by Buyer, shall take or cause to be taken such actions and execute, acknowledge and deliver, or cause to be executed, acknowledged and delivered, such transfers, conveyances and assurances as may be reasonably requested by Buyer for the conveying, transferring, assigning, delivering, assuring and confirming the Book of Business to Buyer in accordance with the terms hereof.






              [REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.]

IN WITNESS WHEREOF, this instrument has been executed by the parties to be effective on the date first above written.

                                        TIME  ADVISORS,  L.P.,
                                        a  Texas  limited  partnership

                                        By  DRB  INVESTMENTS  LLC,  a
                                          Texas  limited  liability  company,
                                          its  General  Partner


                                        By_________________________________
                                          Danny  Bannister,  Jr.,  Manager

                                        (the  "Seller")


                                       ZENEX  LONG  DISTANCE,  INC.,
                                       an  Oklahoma  corporation

                                       By___________________________________
                                         Name:______________________________
                                         Title:_____________________________

                                         (the  "Buyer")

                                    EQUIPMENT



















                                                                      Schedule 1
                                                                Page 1 of 1 Page

                FIRST NATIONAL BANK (MIDWEST CITY) (the "Bank")
                                 LOAN DOCUMENTS


A. 250,302.00 Loan by the Bank to ZENEX LONG DISTANCE, INC. ("Zenex"), dated January 11, 2000

    Additional  loan  documents  of  even  date  therewith:

     1.  Promissory  Note  by  Zenex  in  favor  of  the  Bank
     2.  Corporate  Resolution  by  Zenex
     3.  Commercial  Pledge  Agreement  by  Zenex and Prestige Investments, Inc.
     4. Corporate Resolution by Naylor Concrete Construction Company, Inc. ("Naylor, Inc.")
     5.  Commercial  Guaranty  by  Naylor  Concrete  Construction  Company, Inc.
     6.  Commercial  Guaranty  by  Ricky  A.  Naylor  ("Naylor")
     7.  Subordination  Agreement  by  Prestige  Investments,  Inc.
     8.  Business  Loan  Agreement  by  Zenex
     9.  Agreement  to  Provide  Insurance  by  Zenex
     10. Commercial  Security  Agreement  by  Zenex
     11. Corporate  Resolution  by  Prestige  Investments,  Inc.
     12. Disbursement  Request  and  Authorization

B.  100,260.00  Loan  by  the  Bank  to  Zenex,  dated  March  10,  2000

    Additional  loan  documents  of  even  date  therewith:

     1.  Business  Loan  Agreement  by  Zenex
     2.  Commercial  Pledge  Agreement  by  Zenex and Prestige Investments, Inc.
     3.  Commercial  Security  Agreement  by  Zenex
     4.  Promissory  Note  by  Zenex  in  favor  of  the  Bank
     5.  Commercial  Guaranty  by  Naylor
     6.  Commercial  Guaranty  by  Naylor,  Inc.
     7.  Agreement  to  Provide  Insurance  by  Zenex
     8.  Disbursement  Request  and  Authorization

C. 300,000.00 Loan by Naylor, Inc. and Naylor to Zenex and CHURCHLINK.COM, INC. ("Churchlink"), dated January 31, 2001

    Additional  loan  documents  of  even  date  therewith:

     1. Business Loan Agreement by Zenex and Churchlink in favor of Naylor, Inc. and Naylor
     2. Promissory Note by Zenex and Churchlink in favor of Naylor, Inc. and Naylor

                                                                      Schedule 2
                                                                Page 1 of 1 Page

                                LEASE AGREEMENTS

                                    between

                        BOK PLAZA ASSOCIATES, LLC ("BOK")

                                      and

                      ZENEX LONG DISTANCE, INC. ("ZENEX")


A. Lease Agreement, dated March 2, 1994, between Zenex Long Distance, Inc., and BOK Plaza Associates
     1.  First  Amendment  dated  August  31,  1994;
     2.  Second  Amendment  dated  February  28,  1995;
     3.  Third Amendment dated May 6, 1997 (titled "SECOND AMENDMENT TO LEASE");
     4.  Fourth  Amendment  dated  June  23,  2000;
     5.  Fifth  Amendment  dated  August  16,  2000.

B. Storage Lease Agreement, dated June 5, 1997, between Zenex Long Distance, Inc., and BOK Plaza Associates
     1.  First  Amendment  dated  July  31,  2000.

C. Consent to Sublease Agreement dated June 1, 1995, between Zenex Long Distance, Inc., and Access Unlimited, Inc.

D. Parking License Agreement dated June 23, 2000, between Zenex Long Distance, Inc., and BOK Plaza Associates for parking space #12.

E. Parking License Agreement dated August 16, 2000, between Zenex Long Distance, Inc., and BOK Plaza Associates for parking space #54.










                                                                      Schedule 3
                                                                Page 1 of 1 Page

                                THIRD AMENDMENT
                                       TO
                                OPTION AGREEMENT
                                ----------------

     THIS THIRD AMENDMENT TO OPTION AGREEMENT (the "Third Amendment") is made this 14th day of March, 2003, between RED RIVER NETWORKS LLC, an Oklahoma limited liability company ("Red River"), and ZENEX LONG DISTANCE, INC., an Oklahoma corporation (the "Company"). In consideration of the mutual promises and agreements contained herein, the parties hereto agree as follows:

     1. Background. Paragraph 3 of the Option Agreement, dated November 25, 2002 (the "Agreement"), between Red River and the Company, was previously amended pursuant to the First Amendment to the Option Agreement, dated January 30, 2003, to reflect a change of the expiration date from January 31, 2002 to February 28, 2003 and the Second Amendment to the Option Agreement, dated February 27, 2003, to reflect a change of the expiration date from February 28, 2002 to March 15, 2003.

     2. Extension of Term. Paragraph 3 of the Agreement is hereby amended by deleting the date "March 15, 2003," and replacing in lieu thereof, the date "April 30, 2003."

     3. Continuing Agreement. The Option Agreement is amended and modified only to the extent specifically amended or modified by this Third Amendment and none of the other terms, conditions or provisions of the Agreement are amended or modified by this Third Amendment. The Option Agreement, as amended and modified by the First Amendment, the Second Amendment, and the Third Amendment, shall remain in full force and effect.

     IN WITNESS WHEREOF, the parties to the foregoing Agreement have hereunto set their hands the day and year first above written.

                                       RED  RIVER  NETWORKS  LLC
                                       an  Oklahoma  limited  liability  company

                                       By____________________________
                                         Charles  W.  Dobbins,  IV,  Manager


                                       ZENEX  LONG  DISTANCE,  INC.,
                                       an  Oklahoma  corporation

                                       By:  ____________________________
                                            Name:  ____________________________
                                            Title:  ____________________________

                                      (the  "Company")

                                                                    Exhibit 10.7

                               SERVICES AGREEMENT
                               ------------------

     THIS SERVICES AGREEMENT ("Agreement") made effective the 25th day of November, 2002, between TIME ADVISORS, L.P., a Texas limited partnership
("Time"), and ZENEX LONG DISTANCE, INC., an Oklahoma corporation (the "Company"). In consideration of the mutual promises and agreements contained herein, the parties hereto agree as follows:

1. Background. Time is in the business of consulting and related services in the long distance telecommunications industry. The Company is the owner of direct long distance service and prepaid accounts (hereinafter the "book of business"), and is in the business of providing long distance telecommunications, in part, by means of its own switching equipment at 5:00 p.m. C.S.T. Monday, November 25, 2002, the Company's long distance service will be terminated for nonpayment of amounts owing by the Company to Global. If this termination occurs, the Company's customers' long distance service will cease, resulting in hardship to the customers and the almost certain loss of all such long distance consumers as customers of the Company. In this event the Company's business will be worthless. In attempt to prevent such termination from occurring and to allow the Company to continue to operate in a limited fashion and windup its affairs in an orderly manner, the Company and Time have agreed that (a) Time will acquire the book of business pursuant to the terms of the Purchase Agreement executed simultaneously with this Agreement; (b) the Company will issue to Time an option to acquire certain of the Company's equipment pursuant to the terms of the Option Agreement executed simultaneously with this Agreement; (c) Time will pay to Global the amount of approximately $27,843 in order to prevent the immediate termination of the Company's long distance service, and (d) the Company will retain Time to provide certain services on the terms and conditions set forth in this Agreement. The Agreements referenced above are between Time and the Company and are collectively referenced as the "Agreements."

2. Services. Subject to the terms of this Agreement, Time will provide to the Company on a nonexclusive basis, services relating to the operations of the Equipment (as defined in the Option Agreement) for the benefit of the Book of Business (as defined in the Purchase Agreement) (collectively, the "Services").

3. Personnel. Time may retain the services of one or more of its officers, directors, employees, and agents to perform the Services. Effective as of November 25, 2002, the Company will terminate the following employees of the Company (a) Joey Alfred, (b) Candy Miller, (c) Steve Aduddell, and (d) Scott James (the "Company Employees"). Time intends to offer to retain one or more of the Company Employees as an independent consultant of Time on such terms as are satisfactory to Time in its sole discretion. Time assumes no obligations of the Company to the Company Employees nor warrants that time will offer to retain any of the Company Employees.

4. Nonexclusivity. Time agrees that it will, for the term of this Agreement, devote as much time, attention, energy, and resources to the business of the Company as reasonably necessary to perform its designated duties as described herein. The Company understands and acknowledges that Time has been, and is, engaged in activities other than providing the Services. Some of these activities may be in competition ("Competing Activities") with the activities of the Company. The Company also acknowledges and understands that Time intends to continue to engage in such Competing Activities and may, from time to time, choose to engage in additional activities which may be in direct or indirect competition with the activities of the Company. Nothing contained in this Agreement will prohibit Time from engaging in such Competing Activities.

5. Payment for Services. Subject to paragraph 5.1, the Company is to pay to Time a fee during the term of this Agreement (the "Fee"), equal to the amount of accounts receivable outstanding as of the date of this Agreement plus all accounts receivable arising during the term of this Agreement (the "Accounts") which are collected by the Company, less the amount subject to payment as set forth in paragraph 5.2. The Company will use its best efforts to collect such accounts in full and on a timely basis. Upon each receipt of proceeds of the Accounts (the proceeds are referenced as the "Collections"), the Company will immediately deliver the Collections to Time, with instructions as follows:

     5.1 Payments Directed by the Company. The Company hereby directs Time to pay the following amounts to the extent of the amount of the Collections in the following order of priority: (a) the amount which is due and payable by the Company under the Storage Lease Agreement, dated June 5, 1997, as amended, between the Company and BOK Plaza
          Associates, LLC for the month of December 2002; (b) the regular payment of principal and interest due for the month of December 2002 under (i) the Promissory Note, dated January 11, 2000, by the Company in favor of First National Bank of Midwest City (the "Bank"), having an approximate balance of $127,993.89, (ii) the Promissory Note, dated March 10, 2000, by the Company in favor of the Bank, having an approximate balance of $54,318.11, and (iii) the Promissory Note, dated January 31, 2001, by the Company in favor of Ricky A. Naylor and Naylor Concrete Construction Co., Inc., having an approximate balance of $212,634.51; and (c) the regular weekly amount of $27,843 (or such lesser amount as may be due Global) to Global, beginning November 25, 2002, and continuing each week during the term of this Agreement. Payment by Time as directed by the Company will be conclusive evidence of proper payment by Time under this Agreement. Time assumes no liability with respect to the aforementioned obligations or any other obligations which the Company may have. Furthermore, Time will have no liability or obligation as to the application of such funds by the respective payees set forth above.

     5.2 Fee. The amount of the Collections remaining after the payments provided under paragraph 5.1 of this Agreement will be retained by Time as the Fee in payment for the Services rendered by Time to the Company under this Agreement.

     5.3 Validity of Accounts. The Company represents and warrants to Time that all accounts outstanding as of the date of this Agreement are true and lawful accounts due and owing to the Company, and all information relating to the accounts provided to Time is true and correct in all respects.

6. Term. This Agreement is effective as of the date of this Agreement and will continue until December 31, 2002, unless sooner terminated pursuant to the terms of this paragraph 6. Time may terminate this Agreement without liability to the Company on 72 hours prior written notice to the Company if (a) the Company defaults under any of the terms or provisions of this Agreement or any other agreement between the Company and any of its affiliates and Time or any of it affiliates; (b) any representation, statement, certificate, exhibit or report made or furnished to Time by, or on behalf of, the Company proves to be false or erroneous in any material respect when made or any representation or warranty contained in the Agreements ceases to be complied with in any material respect;
(c) the insolvency of the Company o r the institution of bankruptcy, reorganization, liquidation, receivership or conservatorship proceeding by or against the Company; or (d) if Time exercises its option under the Option Agreement to acquire the Equipment (as defined in the Option Agreement). The provisions of paragraphs 5, 9, and 10 hereof will survive the termination of this Agreement.

7.  Performance  of  Services.
    --------------------------

     7.1 Degree of Care. Time will perform the Services with the reasonable degree of care, skill, and prudence customarily exercised by it in respect of its own business, operations, and affairs.

     7.2 Certain Limitations. Each party acknowledges that the Services will be provided only with respect to the business of the Company as such business exists as of the date of this Agreement or as otherwise mutually agreed by the parties. Time will not be obligated under this Agreement to provide Services for the benefit of entities other than the Company.

     7.3 Certain Information. The Company will provide any information needed by Time to perform the Services pursuant to this Agreement. If the failure to provide such information renders the performance of any requested Services impossible or unreasonably difficult, Time may, upon reasonable notice to the Company, refuse to provide such Services.

8. Assignment of Duties. Time may, without the consent of, or notice to, The Company, retain any affiliate of Time to perform all, or any part, of the Services. Time may retain non-affiliates of Time to perform the Services, unless the Company objects in writing to Time. Notwithstanding the foregoing, Time may retain, without notice to the Company and without the Company having the right to object, such other parties or entities that are not affiliates of Time to perform the Services in the event of exigent circumstances. The determination of an "exigent circumstance" will be in the sole and absolute discretion of Time. The fees and charges of each individual or entity retained by Time pursuant to this paragraph 8 will constitute a cost incurred by Time in performing the Services.

9. Limitations on Liability. Except as otherwise provided in paragraph 10 hereof, Time will have no liability under this Agreement (including any liability for its own negligence) for damages, losses or expenses suffered by the Company or its subsidiaries as a result of the performance or nonperformance of Time's obligations hereunder, unless such damages, losses or expenses are caused by, or arise out of, the willful misconduct of Time. In no event will Time have any liability to the Company for indirect, incidental or consequential damages that the Company or its subsidiaries or parent or any third party may incur or experience on account of the performance or nonperformance of Time's obligations hereunder.

10. Indemnification. The Company agrees to indemnify and hold Time, its officers, directors, employees, agents and affiliates harmless from and against any and all losses, claims, obligations, liabilities, penalties, causes of action, damages, costs and expenses (including, without limitation, costs of defense, settlement and reasonable attorneys' fees and expenses) which any or all of them may hereafter be alleged to be liable for, suffer, incur, be responsible for, or pay out, arising out of (a) the manner, conduct, timing, sufficiency, adequacy, or any other aspect of the Services provided by Time or at Time's direction by any of its officers, directors, employees, agents and affiliates for, and on behalf of, the Company under this Agreement, other than occurring from willful misconduct of Time; (b) the failure or delay by Time or any other person or entity to perform any of the Services or any of Time's obligations hereunder, other than occurring from the willful misconduct of Time; or (c) the termination by the Company of the Company Employees pursuant to paragraph 3 of this Agreement.

11. Assistance. The Company agrees to assist Time in performing its Services hereunder in any manner which Time deems necessary and further agrees to furnish Time in a timely manner with any documentation which Time deems necessary to aid in performing its Services to The Company under this Agreement.

12. Assignment. This Agreement may be assigned by Time, without the consent of the Company, to any of the following: (a) any party or entity affiliated with, or an affiliate of, Time; (b) any party or entity with whom Time may merge or consolidate or to whom Time may sell all, or substantially all, of its assets, and (c) any party or entity Time may retain to perform the Services.

13. Entire Agreement. This Agreement contains and expresses the entire agreement of the parties, and no other representations or conditions may be relied upon except as set out herein.

14. Modification. This Agreement may only be modified by the agreement of the parties hereto, in writing, and executed by both of the parties hereto.

15. Governing Law. This Agreement will be governed by, and interpreted in accordance with, the laws of the State of Oklahoma.

16. Partial Invalidity and Captions. If any clause or provision of this Agreement is illegal, invalid, or unenforceable, then, in such event, it is the intention of the parties hereto that the remainder of this Agreement will not be affected thereby, and it is also the intention of the parties to this Agreement that, in lieu of each clause or provision of this Agreement that is illegal or invalid or unenforceable, there be added as a part of this Agreement a clause or provision as similar in the terms to such illegal, invalid or unenforceable clause or provision as may be possible and be legal and valid and enforceable. The captions of each paragraph hereof are entered as a matter of convenience only and will not be considered to be of any effect in the construction of the provision or provisions of this Agreement.

17. Notice. All notices in this Agreement provided to be given by either party hereto to the other will be deemed to have been given, when made in writing and deposited in the United States mail, certified and postage prepaid, addressed as follows:

          If  to  Time:                  Time  Advisors,  L.P.
                                         _________________________________
                                         __________________,  ______________
                                         Attention:  Chief  Financial  Officer

          If  to  the  Company:          Zenex  Long  Distance,  Inc.
                                         201  Robert  S. Kerr Avenue, Suite 520
                                         Oklahoma  City,  Oklahoma  73102
                                         Attention:  Ron  Carte

The address to which any notice, demand or other writing may be given, made, or sent to either party may be changed by written notice given by such party as above provided.

18. Waiver. No waiver by either party with respect to any breach or default or of any right or remedy and no course of dealing, will be deemed to constitute a continuing waiver or any other breach or default of any other right or remedy, unless such waiver is expressed in writing signed by the party to be bound. Furthermore, the failure of a party to exercise any right will not be deemed a waiver of such future right or rights.

19. Independent Contractor. Time and the Company understand and agree that Time will perform all Services under this Agreement as an independent contractor. Time will not be deemed to be an employee or partner of the Company.





              [REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.]

IN WITNESS WHEREOF, the parties to the foregoing Agreement have hereunto set their hands the day and year first above written.


                                       TIME  ADVISORS,  LLC
                                       a  Texas  limited  partnership

                                       By  DRB  INVESTMENTS  LLC,  a
                                           Texas  limited  liability  company,
                                           its  General  Partner

                                       By_________________________________
                                         Danny  Bannister,  Jr.,  Manager

                                       ("Time")

                                       ZENEX  LONG  DISTANCE,  INC.,
                                       an  Oklahoma  corporation

                                       By____________________________________
                                         Name____________________________
                                         Title_____________________________

                                       (the  "Company")

                                FOURTH AMENDMENT
                                       TO
                               SERVICES AGREEMENT
                               ------------------

     THIS FOURTH AMENDMENT TO SERVICES AGREEMENT (the "Fourth Amendment") is made this 14th day of March, 2003, between RED RIVER NETWORKS LLC, an Oklahoma limited liability company ("Red River"), and ZENEX LONG DISTANCE, INC., an Oklahoma corporation (the "Company"). In consideration of the mutual promises and agreements contained herein, the parties hereto agree as follows:

     1. Background. Paragraph 6 of the Services Agreement, dated November 25, 2002 (the "Agreement"), between Red River and the Company, was previously amended pursuant to the First Amendment to the Services Agreement, dated December 30, 2002, to reflect a change of the expiration date from December 31, 2002 to January 31, 2003, was amended again pursuant to the Second Amendment to the Services Agreement, dated January 30, 2003, to reflect a change of the expiration date from January 31, 2003 to February 28, 2003, and was amended again pursuant to the Third Amendment to the Services
         Agreement, dated February 27th, 2003, to reflect a change of the expiration date from February 28, 2003 to March 15, 2003.

     2   Extension of Term.   Paragraph 6 of the Agreement  is hereby amended by
          deleting the date "March 15, 2003," and replacing in lieu thereof, the date "April 30, 2003."

     3. Continuing Agreement. The Services Agreement is amended and modified only to the extent specifically amended or modified by this Fourth Amendment and none of the other terms, conditions or provisions of the Agreement are amended or modified by this Fourth Amendment. The Services Agreement, as amended and modified by the First Amendment, the Second Amendment, the Third Amendment, and the Fourth Amendment shall remain in full force and effect.


     IN WITNESS WHEREOF, the parties to the foregoing Agreement have hereunto set their hands the day and year first above written.

                                       RED  RIVER  NETWORKS  LLC
                                       an  Oklahoma  limited  liability company

                                       By____________________________
                                         Charles  W.  Dobbins,  IV,  Manager


                                       ZENEX  LONG  DISTANCE,  INC.,
                                       an  Oklahoma  corporation

                                       By:  ____________________________
                                            Name:  ____________________________
                                            Title:  ____________________________

                                       (the  "Company")

                                                                    Exhibit 10.8

                      ASSIGNMENT AND ASSUMPTION AGREEMENT
                      -----------------------------------

     THIS ASSIGNMENT AGREEMENT (the "Agreement") is made effective as of the 4th day of December, 2002, between TIME ADVISORS, L.P., a Texas limited partnership (the "Assignor") and RED RIVER NETWORKS LLC, an Oklahoma limited liability company (the "Assignee").

     1. Background. On November 25, 2002, Assignor entered into three agreements with Zenex Long Distance, Inc., an Oklahoma corporation ("Zenex"): (a) an Option Agreement, pursuant to which the Assignor was given the option to acquire certain assets from Zenex; (b) a Purchase Agreement, pursuant to which the Assignor acquired certain assets from Zenex; and (c) a Services Agreement, pursuant to which the Assignor will provide certain services in the operation of Zenex's assets (the "Zenex Agreements"). On November 25, 2002, Assignor entered into a Broker Agreement with Ensynq, Inc., an Oklahoma corporation ("Ensynq"), pursuant to which the Assignor agreed to pay a broker's fee to Ensynq for its role in bringing the parties to the Zenex Agreements together (the "Broker Agreement") (the Zenex Agreements and the Broker Agreement are collectively referred to as the "Assigned Agreements"). Assignor has transferred a majority of its business to Assignee and therefore desires to assign, and Assignee desires to receive and assume, all of Assignor's interests and liabilities in the Assigned Agreements on the terms and conditions set forth in this Agreement. Assignee is an affiliate of Assignor for the purposes of this Agreement

     2. Assignment. In consideration of the sum of $10.00 and other good and valuable consideration this day paid by Assignee to Assignor, the receipt and sufficiency of which are hereby acknowledged by Assignor, and pursuant to the assignment provisions of the Assigned Agreements, Assignor hereby assigns, grants, transfers, conveys and sets over to Assignee all of its right, title and interest in and to the Assigned Agreements, and all future modifications, renewals and extensions thereof, together with all of the payments, rights, issues and profits pertaining to the Assigned Agreements.

     3. Assumption. Assignee hereby accepts the assignment of the Assigned Agreements by Assignor and assumes and agrees to pay and perform all of the terms of each of the Assigned Agreements which accrue after the date hereof, including, without limitation, all obligations, liabilities and debts of Assignor under the Assigned Agreements. The Assignee further agrees to indemnify and hold harmless the Assignor against any claim, loss, cost, damage or expense arising out of, or relating to, the Assignee's failure or refusal to perform all obligations of the Assignor under any of the Assigned Agreements. Assignee will be entitled to the benefit of and will have the right to enforce all of the Assignor's rights, defenses or claims under any of the Assigned Agreements.

     4. Covenants and Warranties. Assignor covenants and agrees with Assignee that Assignor will not: (a) have any further right, title, or interest in and to the Assigned Agreements; (b) cancel the Assigned Agreements or accept a rescission or surrender any or all of the Assigned Agreements; (c) modify, alter or amend the Assigned Agreements in any way, or grant any concession in connection with the Assigned Agreements. Assignor warrants to Assignee that it has not executed any prior assignment of any or all of the Assigned Agreements assigned hereunder or of the payments, royalties, issues and profits accruing thereunder, and that Assignor has not performed any acts or executed any other instrument which might prevent Assignee from obtaining the benefit of the terms and provisions of this Agreement which would limit the rights of Assignee under this Agreement. Assignor further warrants to the Assignee that the Assigned Agreements are in full force and effect according to their original terms, unless otherwise indicated at the time of such assignment, and that there are no defaults thereunder.

     5. Miscellaneous. This Agreement will be governed by, construed, and enforced in accordance with, and subject to, the laws of the State of Oklahoma. This Agreement will be construed as a whole, and the invalidity of any phrase, clause or provision herein contained will not render this Agreement void or unenforceable. This Agreement sets forth the entire agreement and understanding between the parties as to the subject matter of this Agreement.

     IN WITNESS WHEREOF, this instrument has been executed by the parties to be effective on the date first above written.

                                       TIME ADVISORS, L.P., a Texas limited partnership

                                       By:  Bannister Investments, L.P., a Texas
                                       limited  partnership

                                       By  DRB  Investments  LLC,  a  Texas
                                       limited liability  company,  its  General
                                       Partner
                                       By
                                         ---------------------------------------
                                         Danny  R.  Bannister,  Jr.,  Manager

                                       ("Assignor")

                                       RED  RIVER  NETWORKS,  LLC,  an
                                       Oklahoma  limited  liability  company
                                       By
                                         ---------------------------------------
                                         Charles  W.  Dobbins,  IV,  Manager

                                       ("Assignee")

                                                                    Exhibit 21.1

                                 Subsidiaries  of  Zenex
                                 -----------------------

Prestige  Investments,  Inc.,  an  Oklahoma  corporation

Zenex Long Distance, Inc. (d/b/a Zenex Communications, Inc.), an Oklahoma corporation

Aduddell  Roofing  &  Sheet  Metal,  Inc.,  an  Oklahoma  corporation

                                                                    Exhibit 31.1

                                  CERTIFICATION
                           PURSUANT TO SECTION 13a-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

    I,  Ron  Carte,  certify  that:

1.  I  have  reviewed  this  annual  report  on  Form  10-KSB  of  Zenex
International,  Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a)  designed  such  disclosure  controls  and  procedures  to  ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented  in  this   annual  report   our   conclusions   about   the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal. controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April  15,  2003
                               /s/ Ron Carte
                               -------------------------------------------------
                               Ron Carte
                               Chairman of the Board and Chief Executive Officer

                                                                    Exhibit 31.1

                                  CERTIFICATION
                           PURSUANT TO SECTION 13a-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I,  Debra  G.  Morehead,  certify  that:

1.  I  have  reviewed  this  annual  report  on  Form  10-KSB  of  Zenex
International,  Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a)  designed  such  disclosure  controls  and  procedures  to  ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented  in  this   annual  report   our   conclusions   about   the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal. controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April  15,  2003

                                 /s/ Debra G. Morehead
                                 -----------------------------------------------
                                 Debra G. Morehead
                                 Chief Financial Officer

                                                                    Exhibit 32.1

                    CERTIFICATION PURSUANT TO 18 U.S.C. 1350
         (As adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002)

     For the Annual Report of Zenex International, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002 (the "Report"), the undersigned Chief Executive Officer and Chief Financial Officer of the Company hereby certify that:

     (i) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

    (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in the Report.

Dated:  April  15,  2003

                                       /s/  Ron  Carte
                                       Chief  Executive  Officer


                                       /s/  Debra  G.  Morehead
                                       Chief  Financial  Officer


A signed original of this written statement required by Section 906 has been provided to Zenex International, Inc. and will be retained by it and furnished to the Securities and Exchange Commission or its staff upon request.

[This Section 906 certification accompanies the Report, but is not "filed" as part of the Report.]