Form 10QSB
period 2003-03-31
ZENEX INTERNATIONAL INC
filed 2003-05-21
CIK 928373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

      X Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934
                 For the quarterly period ended: March 31, 2003
                                       or
      Transition Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                        Commission File Number: 0-24684

                            ZENEX INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

        Colorado                                                73-1587867
(State of incorporation)                                (I.R.S. Employer ID no.)

                          14220 South Meridian Avenue
                          Oklahoma City, Oklahoma 73173
              (Address of Principal Executive Offices) (Zip Code)

          Issuer's telephone number, including area code: 405-692-2300

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days: Yes [X] No [ ]

Shares  of  Common  Stock,  $.001  par  value,  outstanding  as of May 15, 2003:
50,836,558.

Transitional  Small  Business  Disclosure  Format:  Yes  [ ]  No  [X]

                            ZENEX INTERNATIONAL, INC.


                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item  1.     Financial  Statements

             Independent  Accountant's  Review  Report                         3

             Financial  Statements:

                  Consolidated  Balance  Sheets                              4-5

                  Consolidated  Statements  of  Operations                   6-7

                  Consolidated  Statements  of  Cash  Flows                  8-9

                  Notes  to  the  Financial  Statements                    10-21

Item  2.     Management's  Discussion  and Analysis or Plan of Operation      22

Item  3.     Controls  and  Procedures                                        26


                           PART II. OTHER INFORMATION

Item  1.     Legal Proceedings                                                27

Item  2.     Changes  in  Securities                                          27

Item  5.     Other Information                                                27

Item  6.     Exhibits  and  Reports  on  Form  8-K                            28

Signatures                                                                    29

                            ZENEX INTERNATIONAL, INC.


                         PART I - FINANCIAL INFORMATION


Item  1.  Financial  Statements  -  March  31,  2003  and  2002

This quarterly report on Form 10-QSB should be read in conjunction with Zenex International, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 2002.

                            Independent Review Report




Board  of  Directors  and  Stockholders

Zenex  International,  Inc.


We have reviewed the accompanying consolidated balance sheet of Zenex International, Inc. as March 31, 2003, and the related consolidated statements of income and cash flows for the three ended March 31, 2003 and 2002 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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

The December 31, 2002 consolidated financial statements for Zenex International, Inc. were audited by us and we expressed an unqualified opinion in our reports dated March 31, 2003, but we have not performed any auditing procedures since that date.



Sutton  Robinson  Freeman  &  Co.,  P.C.

Certified  Public  Accountants


Tulsa,  Oklahoma

May  15,  2003

                            ZENEX INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET

                                                      March 31,     December 31,
                                                        2003           2002
                                                    (Unaudited)
                                                    -----------     ------------
                                     Assets

Current  Assets
  Cash                                              $   548,723     $   612,844
  Accounts receivable                                 1,707,024       2,684,215
  Costs  and  estimated  earnings  in  excess  of
    billings on uncompleted contracts                    41,412          12,477
  Shareholder receivable                                  1,365           1,828
  Officer receivable                                    216,343         213,672
  Income tax receivable                                 136,592         136,592
  Prepaid expenses                                       84,877         208,320
  Employee and other receivables                         77,278         239,063
                                                    -----------     -----------
                                                      2,813,614       4,109,011
                                                    -----------     -----------

Non-Current  Related  Party  Receivable               1,628,619       1,615,693
                                                    -----------     -----------

Property and Equipment                                1,756,471       1,758,666
  Less:  accumulated depreciation                    (1,113,592)     (1,129,267)
                                                    -----------     -----------
                                                        642,879         629,399
                                                    -----------     -----------
Other
  Marketable equity securities                              820           2,050
  Deferred tax asset                                  1,363,000       1,230,206
                                                    -----------     -----------
                                                      1,363,820       1,232,256
                                                    -----------     -----------

                                                    $ 6,448,932     $ 7,586,359
                                                    ===========     ===========


              See accompanying notes and accountants review report.

                            ZENEX INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                      March 31,     December 31,
                                                        2003           2002
                                                    (Unaudited)
                                                    -----------     ------------
                      Liabilities and Stockholders' Equity

Current  Liabilities
  Advances on line of credit                        $ 1,135,000     $ 1,175,000
  Current portion of long-term debt                     803,339         906,442
  Accounts and subcontract payables                     659,350       1,453,548
  Zenex  stock  acquisition  payable  (note  11)              -         317,647
  Accrued liabilities                                   338,889         346,360
  Insurance payable                                     207,114         179,168
  Billings  in  excess of costs  and  estimated
    earnings on uncompleted contracts                   387,517         320,333
                                                    -----------     -----------
                                                      3,531,209       4,698,498
                                                    -----------     -----------

Long-Term Debt (Net of Current Portion)                 599,740         582,353
                                                    -----------     -----------

Net  Liabilities of Discontinued Subsidiary                   -          88,817
                                                    -----------     -----------

Stockholders'  Equity
 Preferred stock ($0.001 par value, 20,000,000
   shares authorized, no shares issued and                    -               -
   outstanding)
  Common  stock  ($0.001  par  value, 100,000,000
    shares  authorized, 50,836,558 and 48,342,290
    shares issued and outstanding at March 31,
    2003 and December 31,0                               50,836          48,342
  Paid-in capital                                     4,858,533       4,616,853
  Unrealized gain (loss) on available for
    sale securities                                     (22,634)        (21,404)
  Retained earnings (deficit)                        (2,568,752)     (2,427,100)
                                                    -----------     -----------
                                                      2,317,983       2,216,691
                                                    -----------     -----------

                                                    $ 6,448,932     $ 7,586,359
                                                    ===========     ===========


              See accompanying notes and accountants review report.

                            ZENEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three  Months  Ended
                                                              March  31,
                                                          2003          2002
                                                      -----------   -----------
Revenues                                              $ 1,477,008   $         -

Operating  Expenses
  Cost  of  sales                                       1,276,926             -
  Selling,  general  and  administrative                  764,426             -
  Warranty  expense                                        18,221             -
                                                      -----------   -----------
                                                        2,059,573             -
                                                      -----------   -----------

Operating  Income  (Loss)                                (582,565)            -

Other  Income  (Expense)
  Interest  income                                         22,567             -
  Realized gain (loss) on sale of securities                    -             -
  Gain  (loss)  on  sale  of  equipment                     5,000             -
  Other  income                                             6,391             -
                                                      -----------   -----------
                                                           33,958             -
                                                      -----------   -----------

Net  Income  (Loss)  from  Operations
  Before  Income  Taxes                                  (548,607)            -

  Income  tax  (expense)  benefit                         221,192             -
                                                      -----------   -----------

Net  Income  (Loss)  Before  Discontinued
  Operations  and  Sale  of  Discontinued
  Business                                            $  (327,415)  $         -


              See accompanying notes and accountants review report.

                            ZENEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three  Months  Ended
                                                              March  31,
                                                          2003          2002
                                                      -----------   -----------
Discontinued  Operations

  Profit  (loss)  from  discontinued  business
    operations  net of income taxes                   $         -   $  (559,605)

  Gain on forgiveness  of  debt  from  discontinued
    operations  net  of  income  taxes                  1,312,777             -

  Gain (loss) on sale of discontinued operations
    net  of  income  taxes                             (1,127,014)            -
                                                      -----------   -----------

Net  Income  (Loss)                                      (141,652)     (559,605)

Other  Comprehensive  Income:
  Unrealized  holding  gains  (losses)                     (1,230)            -
  Reclassification  adjustment                                  -             -
                                                      -----------   -----------

Comprehensive  Income  (Loss)                         $  (142,882)  $  (559,605)
                                                      ===========   ===========

Primary Earnings (Loss) per Share                     $    (0.003)  $     (0.02)
                                                      ===========   ===========

Fully Diluted Earnings (Loss) per Share               $    (0.003)  $     (0.02)
                                                      ===========   ===========


Earnings  (Loss)  per  Share  from
  Discontinued  Operations                            $     0.004   $     (0.02)
                                                      ===========   ===========

Earnings  (Loss)  per  Share  from
  Continuing Operations                               $    (0.007)  $      nil
                                                      ===========   ===========


              See accompanying notes and accountants review report.

                            ZENEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                        Three  Months  Ended
                                                             March  31,
                                                         2003           2002
                                                    -------------  -------------
Cash  Flows  from  Operating  Activities
  Net income (loss)                                 $   (141,652)  $   (559,605)

  Reconciliation of net income to net cash provided by operating activities:

    Depreciation and amortization                         42,620         73,173
    Investments transferred for compensation                   -         64,368
    Bad  debt  write-off                                       -        119,000
    Gain on sale of property and equipment                (5,000)             -
    Gain on sale of discontinued  operations           1,127,014              -
    Realized gain on forgiveness  of  debt            (1,312,777)             -
    (Increase)  Decrease  from  changes  in:
      Accounts receivable                                977,191        (95,351)
      Costs and estimated earnings in excess of
        billings  on  uncompleted  contracts             (28,935)             -
      Shareholder  receivable                                463              -
      Officer  receivable                                 (2,671)             -
      Related  party  receivable                         (12,926)             -
      Deferred  taxes                                   (221,441)             -
      Deposits                                                 -          8,694
      Prepaid  expenses                                  123,443         (8,691)
      Employee  and  other  receivables                  161,785              -
    Increase  (Decrease)  from  changes  in:
      Accounts payable                                  (658,928)       231,784
      Insurance  payable                                  27,946              -
      Accrued liabilities                                (17,967)         2,531
      Billings in excess of costs and estimated
        earnings  on  uncompleted  contracts              67,184              -
      Prepayments and customer deposits                        -         14,547
                                                    -------------  -------------

Net adjustments to net income                            267,001        410,055
                                                    -------------  -------------

Net cash used by operating activities                    125,349       (149,550)
                                                    -------------  -------------



              See accompanying notes and accountants review report.

                            ZENEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                        Three  Months  Ended
                                                             March  31,
                                                         2003           2002
                                                    -------------  -------------
Cash  Flows  from  Investing  Activities
  Proceeds from sale of property and equipment             5,000              -
  Purchase of property and equipment                     (28,950)        (6,250)
                                                    -------------  -------------

  Net cash provided by investing activities              (23,950)        (6,250)
                                                    -------------  -------------

Cash  Flows  from  Financing  Activities
  Net  change  in  line  of  credit                      (40,000)             -
  Proceeds  from  long-term  debt                        120,000        197,710
  Retirement of long-term debt                          (245,520)       (35,300)
                                                    -------------  -------------

  Net cash provided by financing activities             (165,520)       162,410
                                                    -------------  -------------

Net Increase in Cash                                     (64,121)         6,610

Cash  at  Beginning  of  Period                          612,844            339
                                                    -------------  -------------

Cash  at  End  of  Period                           $    548,723   $      6,949
                                                    ============   =============

Supplemental  Disclosure  of  Cash  Flow
  Information
    Cash  paid  for:
      Interest                                      $     43,359   $     22,625
      Taxes                                                  250              -

Supplemental  Schedule  of  Non-Cash
  Investing  and  Financing  Activities

  Fixed asset additions                             $     38,803   $          -
                                                    -------------  -------------

  Liabilities  assumed or incurred                  $     38,803   $          -
                                                    ============   ============

  Common stock issued for services                  $     35,000   $          -
                                                    ============   ============


              See accompanying notes and accountants review report.

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

Organization  and  Nature  of  Business

Zenex International, Inc. (formerly Zenex Telecom, Inc.) was incorporated on March 4, 1991, in the state of Colorado. On November 15, 2001, the shareholders approved the change of the corporate name from Lone Wolf Energy, Inc. to Zenex Telecom, Inc., which was changed on August 3, 2002, to Zenex International, Inc. (the "Company").

The Company, through a subsidiary, Aduddell Roofing & Sheet Metal, Inc., ("Aduddell Roofing"), is engaged in the commercial and industrial roofing and re-roofing businesses. The Company has been engaged in the telecommunications services industry through Zenex Long Distance, Inc. (d/b/a Zenex Communications, Inc.) ("Zenex Communications"). Aduddell Roofing was acquired in October 2002, and the Company subsequently discontinued the operations of Zenex Communications.

In accordance with the Agreement and Plan of Split-Off and Merger (the "Agreement"), the Company acquired Aduddell Roofing, through a transaction approved by the Boards of Directors of the Company and Aduddell Roofing. The Agreement was signed on September 27, 2002, and qualified as reorganization under the meaning of Section 368(a) of the Internal Revenue Service Code. Prior to closing the transaction, Aduddell Roofing formed a separate wholly owned subsidiary, Aduddell Holdings, and transferred and split-off certain non-operating assets and liabilities that were not retained in Aduddell Roofing after the merger. Tim Aduddell, the owner of 100% of the Aduddell Roofing common stock, transferred a portion of his common stock of Aduddell Roofing to Aduddell Roofing in exchange for 100% of the common shares of Aduddell Holdings to effect the split-off of the non-operating assets of Aduddell Roofing. Tim Aduddell also transferred his remaining common stock of Aduddell Roofing to a newly formed subsidiary of the Company, AR Acquisition Corp. ("Sub") in exchange for 10.0 million shares of common stock and options to purchase 30.0 million shares of common stock for $0.04 per share. The purchase method of accounting was used for the business combination. The transaction was recorded at $2,928,840, the fair value of the acquired net assets of Aduddell Roofing. Subsequent to the exchange, Aduddell Roofing merged into the Sub and Aduddell Roofing became the surviving corporation. Subsequent to the merger, Aduddell Roofing became a wholly owned subsidiary of the Company and Aduddell Holdings a 100% owned company of Tim Aduddell.

The purpose of the Merger was to effect the acquisition by the Company of Aduddell Roofing & Sheet Metal, Inc. after splitting off the non-operating assets of Aduddell Roofing into a separate company to be owned by Tim Aduddell.

Zenex Communications entered into agreements (the "Red River Agreements") as discussed in Note 18 with Red River Networks, LLC ("Red River") to effectively transfer the operations of the telecommunication segment of the Company's operations to Red River on November 25, 2002. The operations from the telecommunications segment are included in "Loss from discontinued business operations" in the December 31, 2002, statement of operations.

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)
-----------------------------------------------------------------------

The Company's March 31, 2003, and December 31, 2002, consolidated balance sheets include Aduddell Roofing and Zenex Communications. The assets of Zenex Communications and approximately $525,000 of note and accounts payable were sold and assumed in April 2003 pursuant to the Red River Agreements. The consolidated statement of operations for the three months ended March 31, 2003, includes Aduddell Roofing and the discontinued operations of Zenex Communications. The consolidated statement of operations for the three months ended March 31, 2002, includes the discontinued operations of Zenex Communications. All significant inter-company accounts have been eliminated in the consolidated financial statements. The consolidated financial statements include all adjustments which, in the opinion of management are necessary in order to make the statements not misleading.

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

Contract costs include all direct material and labor costs and those indirect costs related to contract performance such as indirect labor, interest, depreciation and supplies. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined.

The asset "Costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

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

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)
-----------------------------------------------------------------------

Advertising  Cost

Advertising costs are expensed when incurred as selling, general and administrative expenses in the accompanying statement of operations.

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

Although Aduddell Roofing had a significant number of customers for the period ended March 31, 2003, two customers accounted for approximately 45% of the revenue.

The Company's receivables at March 31, 2003, and December 31, 2002, are from a small number of companies in various industries which could be subject to business cycle variations. As of December 31, 2002, the Company had two customers that accounted for 38% of the customer accounts receivable. As of March 31, 2003, the Company had five customers that accounted for 99% of the customer accounts receivable. This concentration subjects the Company to a credit risk if the general economy or the companies fail to perform.

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

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)
-----------------------------------------------------------------------

Segment  Information

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company identifies its operating segments based upon business activities, management responsibilities and geographical location. Certain items in the March 31, 2002, financial statements have been reclassified to reflect the discontinued operations of the Company. The net loss from continuing operations reflects the operations of Aduddell Roofing, the single business segment in which the Company operates at March 31, 2003.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

NOTE  2  -  CONTRACT  RECEIVABLES
---------------------------------

Billed  contract  receivables  consist  of:

                                                   March 31,     December 31,
                                                     2003           2002
                                                ------------     ------------
          Completed  contracts                  $  1,352,628     $    552,156
          Contracts  in  progress                    354,396        2,123,307
          Retainage                                        -            8,752
                                                ------------     ------------
                                                   1,707,024        2,684,215
          Less allowance for doubtful amounts              -                -
                                                ------------     ------------
                                                $  1,707,024     $  2,684,215
                                                ============     ============

NOTE  3  -  SHAREHOLDER  AND  RELATED  PARTY  RECEIVABLE
--------------------------------------------------------
Advances to a company partially owned by the Company's majority shareholder totaled $1,628,619 and $1,615,693 as of March 31, 2003 and December 31, 2002,
respectively. The advances are secured by marketable securities, shareholder guaranty and bear interest at the federal mid-term rate. The note matures on January 1, 2007.

NOTE  4  -  UNCOMPLETED  CONTRACTS
----------------------------------

Costs, estimated earnings, and billings on uncompleted contracts at March 31, 2003 and December 31, 2002, are as follows:

                                                   March 31,     December 31,
                                                     2003           2002
                                                ------------     ------------
          Costs incurred on uncompleted
            contracts                           $  2,668,198     $    4,000,634
          Estimated  earnings  (loss)                290,096            244,241
                                                ------------     --------------
                                                   2,958,294          4,244,875
          Billings  to  date                       3,304,399          4,552,731
                                                ------------     --------------
                                                $   (346,105)    $     (307,856)
                                                ============     ==============

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  4  -  UNCOMPLETED  CONTRACTS  (continued)
-----------------------------------------------

Included  in  the  accompanying  balance  sheet  under  the  following captions:

                                                   March 31,     December 31,
                                                     2003           2002
                                                ------------     ------------
          Costs  and  estimated  earnings
          in  excess of billings on
          uncompleted contracts                 $    41,412      $    12,477

          Billings  in  excess  of  costs
          and estimated earnings on
          uncompleted contracts                    (387,517)        (320,333)
                                                -----------      -----------
                                               $   (346,105)     $  (307,856)
                                               ============      ===========

NOTE  5  -  PROPERTY  AND  EQUIPMENT
------------------------------------

Property and equipment are recorded at cost. Expenditures for repairs and maintenance are charged to operations when incurred. Major improvements and renewals that extend the useful life of the related asset are capitalized and depreciated over the remaining useful life. Depreciation and amortization are computed for financial and income tax reporting purposes using straight-line and accelerated methods over estimated useful lives ranging from five to ten years. Depreciation expense for the three months ended March 31, 2003, was $42,620. The following table summarizes the classifications of property and equipment, total accumulated depreciation and the related estimated useful lives:

         Property and Equipment                    Cost
     ------------------------------   ----------------------------
                                        March 31,     December 31,    Estimated
                                           2003            2002         Life
                                      ------------    -------------   ---------
     Machinery and equipment          $    407,913     $    412,918      5-10
     Office furniture and equipment        157,744          160,951      5-7
     Transportation equipment            1,161,405        1,170,945       5
     Leasehold improvements                 29,409           13,851       5
                                     -------------     ------------
                                         1,756,471        1,758,665
     Less:  accumulated depreciation     1,113,592        1,129,266
                                     -------------     ------------
     Net  property  and  equipment   $     642,879     $    629,399
                                     =============     ============

NOTE  6  -  MARKETABLE  EQUITY  SECURITIES
------------------------------------------

The Company's securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings. Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost in investments. Securities not classified as held-to-maturity or trading are classified as available-for-sale. Available-for-sale securities are recorded at fair value on the balance sheet with the change in fair value during the period excluded from earnings and reported as a separate component of Shareholders' Equity. All of the Company's securities are classified available-for-sale at March 31, 2003 and December 31, 2002. Unrealized holding losses on these securities totaled $22,634 and $21,404 for the three months ended March 31, 2003, and the year ended December 31, 2002, respectively.

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  7  -  LINE  OF  CREDIT
----------------------------

The Company has a $2,000,000 revolving line of credit. The line bears interest at 1% over the Wall Street Journal Prime Rate (currently 5.25%) and is secured by all accounts, property and equipment and shareholder guaranty. The line matures on May 15, 2003. Outstanding advances totaled $1,135,000 and $1,175,000 at March 31, 2003 and December 31, 2002, respectively.

NOTE  8  -  LONG-TERM  DEBT
----------------------------

The  Company  has  the  following  long-term  debt  as  of:

                                                  March 31,     December 31,
                                                    2003            2002
                                                  ---------     ------------

          9.5%  note secured by all Zenex
          Communications equipment and common
          stock due in monthly  installments
          of $5,227, including interest,
          through January 2005                   $         -    $    123,605

          9.75%  note  secured by all Zenex
          Communications equipment and common
          stock due in  monthly  installments
          of  $2,124,  including  interest,
          through March 2005                               -          52,662

          $450,000  line  of credit with
          interest payable monthly at 1.5%
          over Wall Street Prime secured by
          all assets of Zenex Communications
          and the personal guaranty of
          certain  Directors                         450,000         450,000

          9.5%  note secured by all Zenex
          Communications equipment and common
          stock due in monthly  installments
          of  $6,301,  including  interest,
          through  February 2006                           -         212,634

          10%  unsecured  note  due in monthly
          installments of $4,456, including
          interest, through  April  2004                   -          80,422

          Note  payable  to  shareholder
          bearing interest at 5% due on
          September 13, 2004                         241,039         120,000

          Note  payable  secured  by  all
          Zenex Communications equipment,
          receivables and shareholder
          guaranty  bearing  interest at 3.5%
          over New York Prime, (currently
          8.25%);  due in monthly installments
          of $5,602, including interest,
          to June 2006                               203,436         212,061

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  8  -  LONG-TERM  DEBT  (continued)
----------------------------------------

                                                  March 31,     December 31,
                                                    2003            2002
                                                  ---------     ------------

          Note payable secured by all accounts,
          equipment and general intangibles,
          bearing interest  at  3.5%  over
          New  York  Prime  (currently  8.25%)
          due in quarterly principal  payments
          of  $18,050  beginning March 18, 2003,
          and monthly interest payments through
          June  2006                                 205,706         219,560

          0% to 8.99% fixed rate notes secured
          by transportation equipment due in
          variable monthly  installments  on
          various dates through September 2005       279,672         280,967

          8%  to  9% fixed rate notes secured
          by real property due in varying
          installments through  March  2003                -         177,622

          4%  fixed rate notes secured by
          equipment, due in monthly installments
          of $1,825 through  May  2004                23,226          28,585
                                                  ---------     ------------
                                                   1,403,079       1,958,118

          Less:  long-term  debt  classified
          as  net  liabilities  of discontinued
          operations                                                 469,323

          Less:  current  portion of long-term
          debt                                       803,339         906,442
                                                  ---------     ------------

                                                  $  599,740    $    582,353
                                                  ==========    ============.

Maturities  of  long-term  debt  as  of  March  31,  2003,  are  as  follows:

                          Year                        Amount
                          ----                    ------------
                          2005                    $    368,173
                          2006                         169,708
                          2007                          54,413
                          2008                           7,446
                                                  ------------
                                                  $    599,740
                                                  ============

Interest  expense  for  the  three  months  ended  March  31, 2003, was $44,398.

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  9  INCOME  TAXES
----------------------

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

The  components  of  the  net  deferred  tax  asset  are  as  follows:

                                                      March 31,     December 31,
                                                        2003           2002
                                                   ------------     ------------
          Deferred tax liability on depreciation   $    (37,000)    $  (169,794)
          Deferred  tax  asset  for
            loss  carry forward                       1,679,453       1,755,000
                                                   ------------     -----------
          Deferred  tax  asset                        1,642,453       1,585,206
          Less:  valuation  allowance                   279,453         355,000
                                                   ------------     -----------

          Net  deferred  tax  asset                $  1,363,000     $ 1,230,206
                                                   ============     ===========

The Company has established a valuation allowance for a portion of its net deferred tax asset due to the ownership changes limitation on the use of the loss carry forward.

NOTE  10  BACKLOG
-----------------

The estimated gross revenue on work performed on signed contracts at March 31, 2003, was $1,762,965.

NOTE  11  EARN-OUT  CONVERSION
------------------------------

Prestige,  a   wholly   owned  subsidiary   of  the   Company,   acquired  Zenex
Communications February 19, 1999. The terms of the acquisition included a provision whereby the sellers may earn additional amounts if the cumulative collected gross sales revenue reaches certain levels, (the "earn-out rights"). In accordance with the Agreement, $317,647 in earn-out rights was due on December 30, 2001.

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  11  EARN-OUT  CONVERSION  (continued)
-------------------------------------------

In August 2002, an Agency Agreement was signed with a related party, (the "Agent") for assistance in commercial debt restructuring and conversion of the earn-out rights obligation into equity. Under the terms of the Agency Agreement, the Agent contacted and offered a Conversion Agreement to the former shareholders of Prestige. The Agent is to be compensated with 700,000 shares of common stock. The deemed value of the conversion is $0.52 per share. Under the terms of the Conversion Agreement, certain former Prestige shareholders converted their earn-out rights to Company stock. 1,794,268 shares of common stock were issued for the conversion and 700,000 shares issued under the Agency Agreement. As of March 31, 2003, approximately 89% of the former Prestige shareholders agreed to the conversion.

NOTE  12  COMMITMENTS  AND  CONTINGENCIES
-----------------------------------------

Guaranty  of  Promissory  Notes

In regard to the Red River sale discussed in Note 18, the Company is the guarantor on notes totaling approximately $525,000. In the event that Red River does not sign the option agreement and execute an operating agreement, the Company will be required to service approximately $9,000 in monthly principle and interest payments.

Warranties

The Company warrants its work in the normal course of business. In management's opinion, there were no outstanding claims which would have a material effect on the Company's operations or financial position.
The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Any amounts in excess of this would not be insured if the institution should fail.

NOTE  13  -  LETTER  OF  CREDIT
-------------------------------

At December 31, 2002, the Company had a $175,000 letter of credit issued to its insurance carrier that matures on February 18, 2004.

NOTE  14  -  EARNINGS  PER  SHARE
---------------------------------

                                                      March 31,     December 31,
                                                        2003           2002
                                                   ------------     ------------
          Primary earnings per share:
            (in  thousands)
            Common  shares  outstanding             50,836,558       48,342,290
                                                   -----------      -----------
            Weighted average shares outstanding     50,836,558       48,274,686
                                                   -----------      -----------
            Earnings  (loss)  per  share           $     (.003)     $     (.039)
                                                   ===========      ===========

          Fully  diluted  earnings  per  share:
            Common  shares  outstanding             50,836,558       48,342,290
                                                   -----------      -----------
            Weighted average shares outstanding     50,836,558       48,342,290
                                                   -----------      -----------
            Earnings  (loss)  per  share           $      (.03)     $     (.039)
                                                   ===========      ===========

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  15  STOCK  OPTIONS
------------------------

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

In connection with the financing of certain equipment described in Note 18, 200,000 options at $0.08 per share were granted.

NOTE  16  -  RELATED  PARTY  TRANSACTION
----------------------------------------

Aduddell Roofing leases office and warehouse space from Aduddell Holdings, Inc., a corporation wholly owned by Tim Aduddell, a majority shareholder of the Company. The lease is for one year and expires on September 30, 2003. The monthly lease payments are $15,000. For the period ending March 31, 2003, rent expense was $45,000. There is a remaining lease obligation of $90,000 at March 31, 2003.

NOTE  17  CHANGE  IN  MANAGEMENT
--------------------------------

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

NOTE  18  DISCONTINUED  OPERATIONS
----------------------------------

Zenex Communications, a subsidiary of the Company, entered into three agreements (the "Red River Agreements") with Red River Networks, LLC ("Red River") an
Oklahoma limited liability company effective November 25, 2002. Red River provides consulting and related services in the long distance telecommunications industry. Zenex Communications is the owner of direct long distance services and prepaid accounts and is in the business of providing long distance telecommunications, in part, by means of its own switching equipment. Zenex Communications was unable to pay the amount owed to Global Crossings Bandwidth, Inc. ("Global"), Zenex

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  18  DISCONTINUED  OPERATIONS  (continued)
-----------------------------------------------

Communications' primary carrier of long distance traffic. In an attempt to prevent the termination of services from Global and to allow Zenex Communications to continue to operate in a limited fashion and windup its affairs in an orderly manner, Zenex Communications and Red River agreed that (a) Red River would acquire Zenex Communications customers (Book of Business) under the Purchase Agreement (b) Zenex Communications would issue to Red River an option to acquire Zenex Communications' equipment under the terms of an Option Agreement, and (c) Zenex Communications would retain Red River to provide certain services on the terms and conditions set forth in the Service Agreement. The three agreements effectively terminate the telecommunications segment of the Company, and the subsidiary is in the process of liquidation.

Purchase  Agreement

Under the terms of the Purchase Agreement, Red River agreed to pay Global $27,843 to prevent the immediate termination of Zenex Communications' long distance services and to buy Zenex Communications' Book of Business, which includes all of the customers and pre-paid accounts of Zenex Communications.

Option  Agreement

Under the terms of the Option Agreement (the "Option"), Zenex Communications granted Red River the exclusive and irrevocable option to purchase all of Zenex Communications' rights, title, and interest in certain switching and telecommunications equipment used in the direct long distance service provided by Zenex Communications. Additionally, Red River was to assume approximately $525,000 in promissory notes that are guaranteed by a third party and the Company. The bank was unwilling to refinance the loans to Red River and therefore required the third party guarantor to refinance the loans. The Company remains a guarantor on the loans to the third party and the third party now owns the switching and telecommunications equipment. The third party is in negotiation with Red River to sign an operating lease to provide the necessary funds to pay the bank obligation. The Red River option has expired, and there is no assurance that Red River will sign an operating lease to provide funds to pay the obligation. In the event the negotiations are unsuccessful the Company will be required to pay approximately $9,000 in monthly debt service to the bank.

Service  Agreement

Under the terms of the Service Agreement, Red River agreed to provide to Zenex Communications on a nonexclusive basis, services relating to the operations of the equipment under the Option Agreement for the benefit of the Book of Business purchased by Red River under the Purchase Agreement. Zenex Communications agreed to pay Red River a fee in the amount of the accounts receivable outstanding at November 25, 2002, of approximately $632,000 and all accounts receivable arising during the term of the Service Agreement. Additionally, Zenex Communications directed Red River to pay certain operating and debt service costs of Zenex Communications.

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  18  DISCONTINUED  OPERATIONS  (continued)
-----------------------------------------------

Condensed financial information relating to the discontinued operations of Zenex Communications is as follows:

                                                December 31, 2002
                                                -----------------
          Current  assets                         $    518,515
          Net  property  and  equipment                872,775
          Net  other  assets                           729,139
                                                  ------------
            Total  assets                            2,120,429
                                                  ------------
          Current  liabilities                       1,739,923
          Long-term  debt                              469,323
                                                  ------------
            Total  liabilities                       2,209,246
                                                  ------------
          Net  liabilities  of
            discontinued  subsidiary              $     88,817
                                                  ============

NOTE  19  -  BUSINESS  COMBINATION
----------------------------------

As discussed in Note 1, the Company signed an agreement to acquire Aduddell Roofing on September 27, 2002, in a business combination which was accounted for as a purchase. The pro forma condensed consolidated statement of operation for the three months ended March 31, 2002 is as follows:

                                                    2002
                              -------------------------------------------------
                                Zenex    Discontinued    Aduddell     Combined
                              ---------  ------------   ----------   ----------
Income                        $ 556,224   $ (556,224)  $1,075,224   $ 1,075,224

Cost of Sales                   454,184     (454,184)   1,212,768     1,212,768

Gross  Profit                   102,040     (102,040)    (137,544)     (137,544)

Operating  Expenses             522,026     (522,026)     646,104       646,104

Other  Income(Expense)         (139,619)     139,619       10,997        10,997
                              ---------   ----------   ----------   -----------
Net Income(Loss) before
  Discontinued  Operations     (559,605)     559,605     (722,651)     (722,651)

Discontinued Operations,
  Net  of  Income  Taxes              -     (559,605)           -      (559,605)

Net Income (Loss) before
  Income Taxes                 (559,605)           -     (722,651)   (1,282,256)

Income Tax Benefit (Expense)          -            -      293,667       293,667
                              ---------   ----------   ----------   -----------

Net  Income(Loss)             $(559,605)  $        -   $ (478,984)  $(1,038,589)
                              =========   ==========   ==========   ===========

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.

     The terms "Zenex", "we", "our" and "us" and other similar terms refer to Zenex International, Inc. and its direct and indirect subsidiaries, unless we specify otherwise. Zenex (R) is our registered trademark. All other trade names, trademarks and product names in this report are the property of their respective owners.

     We are engaged in the commercial and industrial roofing and re-roofing businesses through Aduddell Roofing & Sheet Metal, Inc. ("Aduddell Roofing") and have been engaged in the telecommunications services industry, primarily on a wholesale level, through Zenex Communications. We acquired Aduddell Roofing in October 2002 and subsequently discontinued the operations of Zenex Communications.

                           FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which can be identified by the use of forward-looking terminology such as: "may", "might", "could", "would", "believe", "expect", "intend", "plan", "seek", "anticipate", "estimate", "project" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this quarterly report on Form 10-QSB, including without limitation, the statements under "Item 2. Management's Discussion and Analysis or Plan of Operation" and located elsewhere herein regarding our financial position and liquidity are forward-looking statements. These forward-looking statements also include, but are not limited to:

     -  our  ability  to  expand  Zenex's  business  and  make  it  profitable;

     -  actions  of  our  competitors;  and

     -  statements regarding our anticipated revenues, expense levels, liquidity
        and  capital  resources  and  projections   of   when  we  will  achieve
        break-even  or positive  operating  cash  flow.

     Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations (Cautionary Statements), are disclosed in this quarterly report on Form 10-QSB.

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

     The following discussion should be read in conjunction with our consolidated financial statements and notes thereto.

Introduction

     Our revenues are derived primarily from comprehensive roofing services, including re-roofing, restoration and repair, new roof construction, sheet metal fabrication and waterproofing. We also provide limited residential roofing services. We also offer maintenance services, which provide recurring revenues and ongoing interaction with our customers. All of our revenues for the three months ended March 31, 2003, were derived from re-roofing, restoration, and repair services. Revenues from fixed-price construction and renovation contracts are generally accounted for on a percentage-of-completion basis using the cost-to-cost method. The cost-to-cost method measures the percentage completion of a contract based on total costs incurred to date compared to total estimated costs to completion. Typically, because of winter weather during the first and fourth calendar quarters of each year, we have experienced periods of relatively lower revenues and gross profits with no corresponding decrease in selling, general and administrative expenses. Cost of revenues consists primarily of compensation and benefits to field staff, materials, subcontracted services, parts and supplies, depreciation, fuel and other vehicle expenses and equipment rentals. Our gross profit percentage, which is gross profit expressed as a percentage of revenues, depends primarily on the relative proportions of costs related to labor and materials. On jobs in which a higher percentage of the cost of revenues consists of labor costs, we typically achieve higher gross margins than on jobs where materials represent more of the cost of revenues. Margins are also affected by the competitive bidding process and the technical difficulty of the project. New roof construction work is more likely to be competitively bid than re-roofing, restoration and repair. Typically, re-roofing, restoration and repair jobs are more labor intensive and have higher margins than new roof construction.

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

Retention

     Retention is typically required by roofing contracts for commercial construction. Retention (defined as amounts withheld from progress billings until final and satisfactory contract completion) is typical on new commercial construction work for both the sheet metal and roofing operations. Retention typically ranges from 5% to 10% of the contract, and may be reduced at the time of final billing of our portion of the contract. The balance may be held until final closeout of the project, including the work of other subcontractors. The amount of retention will vary based upon the mix and timing of contract completion.

Discontinued  Operations

     Before the acquisition of Aduddell Roofing effective October 1, 2002, we were primarily engaged in the wholesale of telecommunication services through our subsidiary, Zenex Communications. The primary products were wholesale calling cards and "one plus" long distance service. Zenex Communications primarily marketed its product to distributors and switchless resellers, who remarket the products to retailers.

     In 2001, Zenex Communications lost its largest customer. As it attempted to refocus its business strategy, it was encumbered by an industry that has been and continues to experience consolidation, a commoditization of long distance minutes, bankruptcies, over-capacity and economic downturn. During the third quarter of 2002, Communications sustained a non-collectible trade receivable of $338,170 from a distributor of pre-paid international calling cards. In the fourth quarter, a carrier terminated long distance service to Communications' primary long distance provider, which threatened the termination of Communications' services as well. For continued service, the carrier demanded payment guaranties that Communications was unable to provide.

     To facilitate continued service to its customers and permit an orderly winding up of its affairs, Communications entered into several agreements with Red River Networks, LLC, an unaffiliated entity, in November 2002. Under these agreements, Red River purchased Communications' service contracts (its customers) for $27,843 and acquired an option to purchase Communications' switching and other telecommunications equipment for the assumption of office leases and $525,000 in borrowings that are guaranteed by a third party and the Company. The bank was unwilling to refinance the loans to Red River and therefore required the third party guarantor to refinance the loans. The Red River option expired on April 30, 2003, and there is no assurance that Red River will sign an operating lease to provide funds to pay the obligation. In the event Red River does not agree to continue operating the business, we would again become responsible for paying the borrowing obligations that Red River is currently paying.

Critical  Accounting  Policies  and  Estimates

General

     Our discussion and analysis of financial condition and results of operations are based upon our December 31, 2002 consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States and the three months ended March 31, 2003, and 2002, that are reviewed in accordance with Statements on Standards for Accounting and Review services issued by the American Institute of Certified Public Accountants. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for doubtful accounts, the useful lives of fixed assets, impairment of long-lived assets and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Results  of  Operations

     Results of operations for the first quarter 2003 reflect the revenues and expenses of Aduddell Roofing, which was acquired effective October 1, 2002. Operations for the first quarter 2002 reflect the revenues and expenses of Zenex Communications, which was discontinued in 2002. Reclassifications have been made to the 2002 financial statements to conform to the current period presentation as discontinued operations. Results of operations are discussed by comparing the March 31, 2002, results of operations of Aduddell Roofing, which is reflected in Notes to the Consolidated Financial Statements Note 19, pro-forma presentation of Aduddell Roofing for the three months ended March 31, 2002.

     Revenues. The revenues for the three months ended March 31, 2003, were $1,477,008 compared to revenues of $1,075,224 for the three months ended March
31, 2002. Revenues increased by hiring experienced sales personnel to expand sales in our existing markets and expand into new markets. Typically, because of winter weather during the first and fourth calendar quarters of each year, we have experienced lower revenues and gross profits. We feel that the increased sales force and expanded markets will help offset some of the seasonal variations.

     Operating Expenses. Operating expenses for the three months ended March 31, 2003, were $2,059,573 compared to expense of $1,859,573 for the three months ended March 31, 2002. Although revenues are typically lower in the fourth and first quarters of the calendar year there is no corresponding decrease in selling, general and administrative expenses. The material increases in indirect operating expenses for the first quarter 2003 were primarily due to costs associated with the increased sales staff and increased insurance rates.

     Operating Loss. Operating loss for the three months ended March 31, 2003, was $327,415 compared to a loss of $478,984 for the three months ended March 31, 2002.

     Discontinued Operations. For the three months ended March 31, 2003, we realized a net gain of $185,763 from the discontinued operations of Zenex Communications. The net gain includes a loss on the sale of discontinued operations of $1,127,014 and a gain from the forgiveness of debt due to the insolvency filing of Zenex Communications of $1,312,777. The discontinued operations for the first quarter 2002 reflect the revenues and expenses of Zenex Communications, which were discontinued in 2002.

     Net Loss. The net loss for the three months ended March 31, 2003, was $141,652. A net gain of $185,763 resulted from the discontinued operations of Zenex Communications. The balance of the loss, $327,415 was attributable to the operations of Aduddell Roofing. This compares to a loss of $478,984 for the three months ended March 31, 2002, for Aduddell Roofing.

Liquidity  and  Capital  Resources

     Total assets decreased from $7,586,359 to $6,448,932, liabilities decreased from $5,369,668 to $4,130,949 and shareholders' equity increased from $2,216,691 to $2,317,983 from December 31, 2002, to March 31, 2003.

     Net cash decreased from $612,844 at December 31, 2002, to $548,723 at March 31, 2003. For the three months ended March 31, 2003, net cash provided by operating activities was $125,349. Net cash used in investing activities during this period was $23,950. Net cash used in financing activities during this period was $165,520, primarily from retirements of long-term debt. At March 31, 2003, we had a working capital deficit of $717,595 compared to a working capital deficit at December 31, 2002, of $589,487.

     The acquisition of Aduddell Roofing and the discontinuation of Communications represent a dramatic shift. Having discontinued the Communications' operations, we believe that the results of operations for future periods will be stronger than in previous periods.

Item  3.  Controls  and  Procedures

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

                           PART II.  OTHER INFORMATION

Item  1.  Legal  Proceedings.

     On May 12, 2003, a subsidiary, Zenex Long Distance, Inc., d/b/a Zenex Communications, Inc. ("Communications"), filed a petition in the U.S. Bankruptcy Court for the Western District of Oklahoma (Case No. 03-15188 BH) seeking relief under Chapter 7. Chapter 7 contemplates a complete liquidation of Communications' assets and a distribution to its creditors. We discontinued Communications' operations in the fourth quarter of 2002 and have restated our financial statements for the prior periods to reflect the discontinuation. See
Part I, Item 1. Financial Statements and Notes Thereto", and Part II, "Item 5. Other Information".

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

Item  2.  Change  in  Securities  and  Use  of  Proceeds.

     On January 1, 2003, we issued 1,794,268 shares of common stock to certain former shareholders of Zenex Communications, Inc. When we purchased Communications from these shareholders in 1999, they retained rights to additional consideration if Communications cumulative collected gross revenues reached certain levels (the "earn-out rights"). The earn-out rights had resulted in payables of $317,647 as of December 31, 2001. The shareholders to whom we issued shares agreed to convert their earn-out rights to common stock. At the same time, we issued 700,000 shares to three persons for assistance in commercial debt restructuring and conversion of the earn-out rights into common stock.

     We believe that these transactions are exempt from the registration provisions of the Securities Act under the exemption provided by Section 4(2) because:
     1. None of these issuances involved underwriters, underwriting discounts or commissions;
     2. All of the shares were treated as "restricted" and legends are placed on all certificates;
     3.  The  issuances did not involve general solicitation or advertising; and
     4. The issuances were made to fewer than 15 persons, who were sophisticated enough to evaluate the decision, who were provided information about our business, and who were afforded the opportunity to ask questions and receive answers about our business from our management before making any decision.

Item  5.  Other  Information.

     On April 10, 2003, Communications' transferred substantially all of its assets to Ricky Naylor under a Purchase and Sale Agreement. Communications was near default on certain commercial borrowing obligations totaling $383,642, with respect to which Mr. Naylor was a guarantor or co-maker. The transfer occurred in exchange for Mr. Naylor's assumption of $370,000 of the obligations. The $13,642 difference was paid by Red River Networks, LLC, in connection with its possible acquisition of the Communication assets. The book value of the equipment at March 31, 2003, was $837,055. We believe the market value of the equipment is substantially less and that this transaction was fair to, and in the best interests of, us and our shareholders. We have agreed to indemnify Mr. Naylor from any losses associated with the bank loan and the disposition of the acquired assets, which continues an earlier indemnity arrangement. Mr. Naylor is one of our principal shareholders.

     The assets that Mr. Naylor purchased were subject to an option in favor of Red River Networks, LLC, an unaffiliated entity. In November 2002, Red River had purchased Communications' service contracts (its customers) for $27,843 and assumed an interim operation of the telecommunications system. Red River also acquired an option to purchase Communications' switching and other telecommunications equipment for the assumption of office leases and $525,000 in borrowings. These borrowings were guaranteed by Mr. Naylor and Zenex. The bank was unwilling to refinance the loans to Red River, which required Mr. Naylor to refinance the loans. The Red River option expired on April 30, 2003. Red River presently continues to operate Communications' former system. Mr. Naylor is attempting to complete a sale to Red River under terms comparable to those negotiated in November. There is no assurance that Red River will complete a purchase or other acquisition of the telecommunications system and repayment of the $525,000 in borrowings. If Red River does not agree to purchase the remaining assets, continue operating the business and paying these obligations, we would again become responsible for paying at least a portion of the borrowing obligations that Red River is currently paying.

Item  6.   Exhibits  and  Reports  on  Form  8-K.

     (a)   Exhibits

     10.1 Purchase and Sale Agreement dated April 10, 2003, between Ricky Naylor and Zenex Long Distance, Inc.

     10.2 Indemnification Agreement dated April 10, 2003, between Ricky Naylor and Zenex International, Inc.

     99.1  Section  1350  Certification

     (b)   Reports  on  Form  8-K  -  None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ZENEX  INTERNATIONAL,  INC.


Date:     May  20,  2003                by:/s/  Ron Carte
                                           -------------------------------------
                                           Ron  Carte
                                           President  and  Chief  Executive
                                             Officer


Date:     May  20,  2003                by:/s/  Debra  G. Morehead
                                           -------------------------------------
                                           Debra  G.  Morehead
                                           Chief  Financial  Officer

                                  CERTIFICATION
                           PURSUANT TO SECTION 13a-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I,  Ron  Carte,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Zenex International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May  20,  2003
                                    /s/ Ron Carte
                                    --------------------------------------------
                                    Ron Carte
                                    Chairman of the Board and
                                      Chief Executive Officer

                                  CERTIFICATION
                           PURSUANT TO SECTION 13a-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I,  Debra  G.  Morehead,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Zenex International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May  20,  2003

                                   /s/ Debra G. Morehead
                                   ---------------------------------------------
                                   Debra G. Morehead
                                   Chief Financial Officer