Form 10QSB
period 2003-06-30
ZENEX INTERNATIONAL INC
filed 2003-08-14
CIK 928373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

    [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934
                  For the quarterly period ended: June 30, 2003
                                       or
    [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days: Yes [X] No [ ]

Shares  of  Common  Stock,  $.001  par  value, outstanding as of August 7, 2003:
50,836,558.

Transitional  Small  Business  Disclosure  Format:  Yes  [ ]  No  [X]

                            ZENEX INTERNATIONAL, INC.


                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item  1.  Financial  Statements

          Independent  Accountant's  Review  Report                           4

          Financial  Statements:

               Consolidated  Balance  Sheets                                5-6

               Consolidated  Statements  of  Operations                     7-8

               Consolidated  Statements  of  Cash  Flows                   9-10

               Notes  to  the  Financial  Statements                      11-22

Item  2.  Management's Discussion and Analysis or Plan of Operation       23-28

Item  3.  Controls  and  Procedures                                          28


                           PART II. OTHER INFORMATION

Item  4.  Submission  of  Matters  to  a  Vote  of  Shareholders             28

Item  6.  Exhibits  and  Reports  on  Form  8-K                              29

          Signatures                                                         30

                            ZENEX INTERNATIONAL, INC.

                         PART I - FINANCIAL INFORMATION

Item  1.  Financial  Statements  -  June  30,  2003  and  2002

This quarterly report on Form 10-QSB should be read in conjunction with Zenex International, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 2002.

                            Independent Review Report

Board  of  Directors  and  Stockholders
Zenex  International,  Inc.

We have reviewed the accompanying consolidated balance sheet of Zenex International, Inc. as of June 30, 2003, and the related consolidated statements of income for the three months and six months ended June 30, 2003 and 2002, and the consolidated statements of cash flows for the six months ended June 30, 2003 and 2002 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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

The December 31, 2002 financial statements for Zenex International, Inc. were audited by us and we expressed an unqualified opinion in our report dated March 31, 2003, but we have not performed any auditing procedures since that date.

Sutton  Robinson  Freeman  &  Co.,  P.C.




Certified  Public  Accountants
Tulsa,  Oklahoma

July  31,  2003

                            ZENEX INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET

                                                       June 30,     December 31,
                                                        2003            2002
                                                     (Unaudited)
                                                     -----------    ------------
                    Assets

Current  Assets
  Cash                                               $   204,518    $   612,844
  Accounts receivable                                  6,049,563      2,684,215
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                    209,572         12,477
  Shareholder  receivable                                      -          1,828
  Officer receivable                                     202,345        213,672
  Income tax receivable                                  136,592        136,592
  Prepaid expenses                                       209,384        208,320
  Employee and other receivables                          61,020        239,063
                                                     -----------    -----------
                                                       7,072,994      4,109,011
                                                     -----------    -----------


Non-Current  Related  Party  Receivable                1,640,955      1,615,693
                                                     -----------    -----------


Property and Equipment                                 1,777,499      1,758,666
  Less:  accumulated depreciation                     (1,157,719)    (1,129,267)
                                                     -----------    -----------

                                                         619,780        629,399
                                                     -----------    -----------

Other
  Marketable equity securities                             2,050          2,050
  Deferred tax asset                                   1,313,000      1,230,206
                                                     -----------    -----------
                                                       1,315,050      1,232,256
                                                     -----------    -----------

                                                     $10,648,779    $ 7,586,359
                                                     ===========    ===========


             See accompanying notes and accountant's review report.

                            ZENEX INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET

                                                       June 30,     December 31,
                                                        2003            2002
                                                     (Unaudited)
                                                     -----------    ------------
        Liabilities and Stockholders' Equity

Current  Liabilities
  Advances on line of credit                         $ 1,611,010    $ 1,175,000
  Current portion of long-term debt                      776,563        906,442
  Accounts and subcontract payables                    2,736,873      1,453,548
  Zenex  stock  acquisition  payable  (note  11)               -        317,647
  Accrued liabilities                                    386,275        346,360
  Insurance payable                                      298,909        179,168
  Billings  in  excess  of  costs  and  estimated
    earnings on uncompleted contracts                    634,889        320,333
                                                     -----------    -----------
                                                       6,444,519      4,698,498
                                                     -----------    -----------

Long-Term Debt (Net of Current Portion)                  540,174        582,353
                                                     -----------    -----------

Net  Liabilities of Discontinued Subsidiary                    -         88,817
                                                     -----------    -----------

Stockholders'  Equity
  Preferred stock ($0.001 par value, 20,000,000
    shares authorized, no shares issued and                    -              -
     outstanding)
   Common stock ($0.001 par value, 100,000,000
    shares authorized, 50,836,558 and 48,342,290
    shares issued and outstanding at June 30, 2003
    and December 31, 2002)                                50,836         48,342
  Paid-in capital                                      4,858,533      4,616,853
  Unrealized gain (loss) on available for
    sale securities                                      (21,404)       (21,404)
  Retained earnings (deficit)                         (1,223,879)    (2,427,100)
                                                     -----------    -----------
                                                       3,664,086      2,216,691
                                                     -----------    -----------

                                                     $10,648,779    $ 7,586,359
                                                     ===========    ===========



             See accompanying notes and accountant's review report.

                            ZENEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                Three  Months  Ended      Six  Months  Ended
                                     June  30,                 June  30,
                                 2003         2002         2003         2002
                             (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
                             -----------  -----------  -----------  -----------
Revenues                     $ 6,475,288  $         -  $ 7,952,296  $         -

Operating  Expenses
  Cost  of  sales              3,546,662            -    4,823,588            -
  Selling, general and
    administrative             1,536,815            -    2,301,241            -
  Warranty                        13,879            -       32,100            -
                             -----------  -----------  -----------  -----------
                               5,097,356            -    7,156,929            -
                             -----------  -----------  -----------  -----------

Operating  Income  (Loss)      1,377,932            -      795,367            -

Other  Income  (Expense)
  Interest  income                16,749            -       39,316            -
  Merger related expense               -     (360,000)           -     (360,000)
  Gain on sale of assets               -            -        5,000            -
  Realized loss on securities          -            -            -     (270,882)
  Other  income                      382            -        6,773            -
                             -----------  -----------  -----------  -----------
                                  17,131     (360,000)      51,089     (630,882)
                             -----------  -----------  -----------  -----------

Net Income (Loss  from
  Operations Before
  Income  Taxes                1,395,063     (360,000)     846,456     (630,882)

  Income tax (expense)
    benefit                      (50,189)           -      171,003            -
                             -----------  -----------  -----------  -----------

Net Income (Loss) Before
  Discontinued Operations
  and Sale of Discontinued
  Business                     1,344,874     (360,000)   1,017,459     (630,882)
                             -----------  -----------  -----------  -----------

Discontinued  Operations

  Income (loss) from
    discontinued business
    operations net of
    income  taxes                      -     (315,758)           -     (875,364)

  Gain (loss) on sale of
    discontinued operations
    net of  income  taxes              -            -    1,312,777            -

  Gain (loss) on sale of
    discontinued operations
    net of  income  taxes              -            -   (1,127,014)           -
                             -----------  -----------  -----------  -----------

Net  Income  (Loss)            1,344,874     (675,758)   1,203,222    (1,506,246)


             See accompanying notes and accountant's review report.

                            ZENEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                Three  Months  Ended      Six  Months  Ended
                                     June  30,                 June  30,
                                 2003         2002         2003         2002
                             (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
                             -----------  -----------  -----------  -----------
Other  Comprehensive  Income:
  Unrealized holding gain
    (losses)                       1,230            -            -            -
  Reclassification
    adjustment                         -            -            -            -
                             -----------  -----------  -----------  -----------

Comprehensive Income (Loss)  $ 1,346,104  $  (675,758) $ 1,203,222  $(1,506,246)
                             ===========  ===========  ===========  ===========

  Primary Earnings (Loss)
    per  Share               $      0.03  $     (0.02) $      0.02  $     (0.05)
                             ===========  ===========  ===========  ===========
  Fully Diluted Earnings
    (Loss) per Share         $      0.03  $     (0.02) $      0.02  $     (0.05)
                             ===========  ===========  ===========  ===========

  Earnings (Loss) per Share
    from Discontinued
    Operations                         -  $     (0.01) $         -  $     (0.03)
                             ===========  ===========  ===========  ===========

  Earnings (Loss) per Share
    from Continuing
    Operations                      0.03  $     (0.01) $      0.02  $     (0.02)
                             ===========  ===========  ===========  ===========
















             See accompanying notes and accountant's review report.

                            ZENEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Six Months Ended June 30,


                                                          2003          2002
                                                      ------------  ------------
Cash  Flows  from  Operating  Activities
  Net income (loss)                                   $ 1,203,222   $(1,506,246)

  Reconciliation of net income to net cash provided by operating activities:

    Depreciation and amortization                          86,746       113,067
    Investments  transferred  for  compensation                 -        64,368
    Bad  debt  write-off                                        -       165,717
    Gain  on  sale  of  property  and  equipment        1,127,014        (2,440)
    Realized  gain  on  forgiveness  of  debt          (1,317,777)            -
    Realized loss  on  disposal  of  securities                         270,882
    Issuance  of common stock for services                      -       220,000
    (Increase)  Decrease  from  changes  in:
      Accounts receivable                              (3,365,348)     (328,924)
      Costs and estimated earnings in excess of
        billings  on  uncompleted  contracts             (197,095)            -
      Shareholder  receivable                               1,828             -
      Officer  receivable                                  11,327             -
      Related  party  receivable                          (25,262)            -
      Deferred  taxes                                    (171,440)            -
      Deposits                                                  -         2,594
      Prepaid  expenses                                    (1,064)      (13,546)
      Employee  and  other  receivables                   178,043             -
      Increase  (Decrease)  from  changes  in:
        Accounts payable                                1,418,597       257,800
        Insurance  payable                                119,741             -
        Accrued liabilities                                29,419       140,737
        Billings in excess of costs and estimated
          earnings  on  uncompleted  contracts            314,556             -
        Prepayments  and  customer deposits                     -        22,047
                                                      -----------   -----------
  Net adjustments to net income                        (1,790,715)      912,302
                                                      -----------   -----------

  Net cash used by operating activities                  (587,493)     (593,944)
                                                      -----------   -----------


             See accompanying notes and accountant's review report.

                            ZENEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Six Months Ended June 30,


                                                          2003          2002
                                                      ------------  ------------
Cash  Flows  from  Investing  Activities
  Proceeds from sale of property and equipment              5,000             -
  Purchase of property and equipment                      (49,931)       (6,250)
                                                      -----------   -----------

  Net cash used by investing activities                   (44,931)       (6,250)
                                                      -----------   -----------

Cash  Flows  from  Financing  Activities
  Change  in  notes  receivable                                 -         1,000
  Net  change  in  line  of  credit                       436,010             -
  Proceeds  from  long-term  debt                         120,000       668,480
  Retirement  of  long-term  debt                        (331,912)      (80,056)
  Proceeds  from  issuance of common stock                      -       100,000
                                                      -----------   -----------

  Net cash provided by financing activities               224,098       689,424
                                                      -----------   -----------

Net Increase (Decrease) in Cash                          (408,326)       89,230

Cash  at  Beginning  of  Period                           612,844           339
                                                      -----------   -----------

Cash  at  End  of  Period                             $   204,518   $    89,569
                                                      ===========   ===========

Supplemental  Disclosure  of  Cash  Flow
  Information

  Cash  paid  for:
    Interest                                          $    81,549   $    58,433
    Taxes                                                     439             -

Supplemental  Schedule  of  Non-Cash
  Investing  and  Financing  Activities

  Fixed asset additions                               $    38,803   $    28,557
                                                      -----------   -----------
  Liabilities  assumed  or  incurred                       38,803        28,557
                                                      ===========   ===========

  Liabilities transferred with fixed asset disposal   $         -   $    20,871
                                                      ===========   ===========

  Common stock issued for services                    $    35,000   $   220,000
                                                      ===========   ===========


             See accompanying notes and accountant's review report.

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

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)
-----------------------------------------------------------------------

The Company's June 30, 2003, and December 31, 2002, consolidated balance sheets include Aduddell Roofing and Zenex Communications. The assets of Zenex Communications and approximately $525,000 of note and accounts payable were sold and assumed in April 2003 pursuant to the Red River Agreements. The consolidated statement of operations for the six months ended June 30, 2003, includes Aduddell Roofing and the discontinued operations of Zenex Communications. The consolidated statement of operations for the six months ended June 30, 2003, includes the discontinued operations of Zenex Communications. All significant inter-company accounts have been eliminated in the consolidated financial statements. The consolidated financial statements include all adjustments, which, in the opinion of management are necessary in order to make the statements not misleading.

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

Although Aduddell Roofing had a significant number of customers for the period ended June 30, 2003, two customers accounted for approximately 71% of the revenue.

The Company's receivables at June 30, 2003, and December 31, 2002, are from a small number of companies in various industries, which could be subject to business cycle variations. As of December 31, 2002, the Company had two customers that accounted for 38% of the customer accounts receivable. As of June 30, 2003, the Company had two customers that accounted for 91% of the customer accounts receivable. This concentration subjects the Company to a credit risk if the general economy or the companies fail to perform.

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

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)
-----------------------------------------------------------------------

Segment  Information

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company identifies its operating segments based upon business activities, management responsibilities and geographical location. Certain items in the June 30, 2002, financial statements have been reclassified to reflect the discontinued operations of the Company. Net income from continuing operations reflects the operations of Aduddell Roofing, the single business segment in which the Company operates at June 30, 2003.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

NOTE  2  -  CONTRACT  RECEIVABLES
---------------------------------

Billed  contract  receivables  consist  of:

                                                       June 30,     December 31,
                                                         2003           2002
                                                     -----------    ------------
          Completed  contracts                       $ 1,525,878    $   552,156
          Contracts  in  progress                      4,075,681      2,123,307
          Retainage                                      448,004          8,752
                                                     -----------    -----------
                                                       6,049,563      2,684,215
          Less  allowance  for  doubtful  amounts              -              -
                                                     -----------    -----------
                                                     $ 6,049,563    $ 2,684,215
                                                     ===========    ===========

NOTE  3  -  SHAREHOLDER AND RELATED PARTY RECEIVABLE
----------------------------------------------------

Advances to a company partially owned by the Company's majority shareholder totaled $1,640,955 and $1,615,693 as of June 30, 2003 and December 31, 2002,
respectively. The advances are secured by marketable securities, shareholder guaranty and bear interest at the federal mid-term rate. The note matures on January 1, 2007.

NOTE  4  -  UNCOMPLETED  CONTRACTS
----------------------------------

Costs, estimated earnings, and billings on uncompleted contracts at June 30, 2003 and December 31, 2002, are as follows:

                                                         June 30,   December 31,
                                                           2003         2002
                                                           ----         ----
          Costs incurred on uncompleted contracts      $ 3,024,797  $ 4,000,634
          Estimated  earnings  (loss)                    1,214,256      244,241
                                                       -----------  -----------
                                                         4,239,053    4,244,875
          Billings  to  date                             4,664,370    4,552,731
                                                       -----------  -----------
                                                       $  (425,317) $  (307,856)
                                                       ===========  ===========

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  4  -  UNCOMPLETED  CONTRACTS  (continued)
-----------------------------------------------

Included  in  the  accompanying  balance  sheet  under  the  following captions:

                                                         June 30,   December 31,
                                                           2003         2002
                                                           ----         ----
          Costs  and  estimated  earnings  in
          excess of billings on uncompleted
          contracts                                    $  209,572   $   12,477
          Billings  in  excess  of  costs  and
          estimated earnings on uncompleted
          contracts                                      (634,889)    (320,333)
                                                       ----------   ----------
                                                       $ (425,317)  $ (307,856)
                                                       ==========   ==========

NOTE  5  -  PROPERTY  AND  EQUIPMENT
------------------------------------

Property and equipment are recorded at cost. Expenditures for repairs and maintenance are charged to operations when incurred. Major improvements and renewals that extend the useful life of the related asset are capitalized and depreciated over the remaining useful life. Depreciation and amortization are computed for financial and income tax reporting purposes using straight-line and accelerated methods over estimated useful lives ranging from five to ten years. Depreciation expense for the six months ended June 30, 2003, was $86,746.

The following table summarizes the classifications of property and equipment, total accumulated depreciation and the related estimated useful lives:

       Property and Equipment                    Cost                    Year
     ------------------------------   --------------------------     -----------
                                       June 30,     December 31,
                                         2003           2002
                                         ----           ----
     Machinery and equipment          $  428,165     $  412,918          5-10
     Office furniture and equipment      158,521        160,951          5-7
     Transportation equipment          1,161,404      1,170,945          5
     Leasehold improvements               29,409         13,852          5
                                      ----------     ----------
                                       1,777,499      1,758,666
     Less:  accumulated depreciation   1,157,719      1,129,267
                                      ----------     ----------
     Net  property  and  equipment    $  619,780     $  629,399
                                      ==========    ===========

NOTE  6  -  MARKETABLE  EQUITY  SECURITIES
------------------------------------------

The Company's securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings. Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost in investments. Securities not classified as held-to-maturity or trading are classified as available-for-sale. Available-for-sale securities are recorded at fair value on the balance sheet with the change in fair value during the period excluded from earnings and reported as a separate component of Shareholders' Equity. All of the Company's securities are classified available-for-sale at June 30, 2003 and December 31, 2002. Unrealized holding losses on these securities totaled $21,404 and $21,404 at June 30, 2003 and December 31, 2002, respectively.

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  7  -  LINE  OF  CREDIT
----------------------------

The Company has a $2,000,000 revolving line of credit. The line bears interest at 1.25% over the Wall Street Journal Prime Rate (currently 5.25) and is secured by all accounts, property and equipment and shareholder guaranty. The line matures on November 15, 2003. Outstanding advances totaled $1,611,010 and $1,175,000 at June 30, 2003 and December 31, 2002, respectively.

NOTE  8  -  LONG-TERM  DEBT
---------------------------

The  Company  has  the  following  long-term  debt  as  of:

                                                       June 30,     December 31,
                                                         2003           2002
                                                         ----           ----

     9.5%  note secured by all Zenex
     Communications equipment and common
     stock due in monthly  installments
     of $5,227, including interest, through
     January 2005                                   $         -    $    123,605

     9.75%  note  secured by all Zenex
     Communications equipment and common
     stock due in  monthly  installments
     of  $2,124,  including  interest,
     through March 2005                                       -          52,662

     $450,000  line  of credit with interest
     payable monthly at 1.5% over Wall Street
     Prime secured by all assets of Zenex
     Communications and the personal guaranty of
     certain  Directors                                 450,000         450,000

     9.5%  note secured by all Zenex
     Communications equipment and common
     stock due in monthly  installments
     of  $6,301,  including  interest,  through
     February 2006                                            -         212,634

     10%  unsecured  note  due in monthly
     installments of $4,456, including interest,
     through  April  2004                                     -          80,422

     Note  payable  secured  by  all  Zenex
     Communications equipment, receivables and
     shareholder  guaranty  bearing  interest at
     3.5% over New York Prime, (currently
     8.25%); due in monthly installments of $5,602,
     including interest, to June 2006                   193,969         212,061



                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  8  -  LONG-TERM  DEBT  (continued)

                                                       June 30,     December 31,
                                                         2003           2002
                                                         ----           ----

     Notes  payable to shareholder bearing
     interest at 5% due in monthly installments
     of  $5,000  through  March  2005 with a
     balloon payment of $120,000 in September 2004     222,421          120,000

     Note payable secured by all accounts,
     equipment and general intangibles, bearing
     interest  at  3.5%  over  New  York  Prime
     (currently  8.25%)  due in quarterly
     principal  payments  of  $18,050  beginning
     March 18, 2003, and monthly interest payments
     through  June  2006                               191,682          219,560

     0% to 8.99% fixed rate notes secured by
     transportation equipment due in variable
     monthly  installments  on  various  dates
     through September 2005                            240,799          280,967

     8%  to  9% fixed rate notes secured by
     real property due in varying installments
     through  March  2003                                    -          177,622

     4%  fixed  rate note secured by equipment,
     due in monthly installments of $1,825
     through  May  2004                                 17,866           28,585
                                                    ----------       ----------

                                                     1,316,737        1,958,118

     Less:  long-term  debt  classified  as  net
            liabilities of discontinued operations           -          469,323

     Less:  current portion of long-term debt          776,563          906,442
                                                    ----------       ----------

                                                    $  540,174       $  582,353
                                                    ==========       ==========

Maturities  of  long-term  debt  as  of  June  30,  2003,  are  as  follows:

                        Year                        Amount
                        ----                        ------
                        2005                     $    356,834
                        2006                          154,426
                        2007                           23,655
                        2008                            5,259
                                                 ------------
                                                 $    540,174
                                                 ============

Interest  expense  for  the  six  months  ended  June  30,  2003,  was  $81,549.

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

The  components  of  the  net  deferred  tax  asset  are  as  follows:

                                                       June 30,     December 31,
                                                         2003           2002
                                                         ----           ----
          Deferred tax liability on depreciation      $   (42,000)  $  (169,794)
          Deferred tax asset for loss carry forward     1,643,411     1,755,000
                                                      -----------   -----------
          Deferred  tax  asset                          1,601,411     1,585,206
          Less:  valuation  allowance                     288,411       355,000
                                                      -----------   -----------

          Net  deferred  tax  asset                   $ 1,313,000   $ 1,230,206
                                                      ===========   ===========


The Company has established a valuation allowance for a portion of its net deferred tax asset due to the ownership changes limitation on the use of the loss carry forward.

NOTE  10  BACKLOG
-----------------

The estimated gross revenue on work performed on signed contracts at June 30, 2003, was $4,659,713.

NOTE  11  EARN-OUT  CONVERSION
------------------------------

Prestige, a wholly owned subsidiary of the Company, acquired Zenex Communications on February 19, 1999. The terms of the acquisition included a provision whereby the sellers may earn additional amounts if the cumulative collected gross sales revenue reaches certain levels, (the "earn-out rights"). In accordance with the Agreement, $317,647 in earn-out rights was due on December 30, 2001.

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  11  EARN-OUT  CONVERSION  (continued)
-------------------------------------------

In August 2002, an Agency Agreement was signed with a related party, (the "Agent") for assistance in commercial debt restructuring and conversion of the earn-out rights obligation into equity. Under the terms of the Agency Agreement, the Agent contacted and offered a Conversion Agreement to the former shareholders of Prestige. The Agent is to be compensated with 700,000 shares of common stock. The deemed value of the conversion is $0.52 per share. Under the terms of the Conversion Agreement, certain former Prestige shareholders converted their earn-out rights to Company stock. 1,794,268 shares of common stock were issued for the conversion and 700,000 shares issued under the Agency Agreement. As of June 30, 2003, approximately 89% of the former Prestige shareholders agreed to the conversion.

NOTE  12  COMMITMENTS  AND  CONTINGENCIES
-----------------------------------------

Guaranty  of  Promissory  Notes

In regard to the Red River sale discussed in Note 18, the Company is the guarantor on notes totaling approximately $525,000. In the event that Red River does not sign the option agreement and execute an operating agreement, the Company will be required to service approximately $9,000 in monthly principal and interest payments.

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

NOTE  13  -  LETTER  OF  CREDIT
-------------------------------

At June 30, 2003 and December 31, 2002, the Company had a $175,000 letter of credit issued to its insurance carrier that matures on February 18, 2004.

NOTE  14  -  EARNINGS  PER  SHARE
---------------------------------

                                                       June 30,     December 31,
                                                         2003           2002
                                                         ----           ----
     Primary earnings per share:  (in thousands)
       Common  shares  outstanding                     50,836,558    48,342,290
                                                      -----------   -----------
       Weighted  average  shares  outstanding          50,836,558    48,274,686
                                                      -----------   -----------
       Earnings  (loss)  per  share                   $       .03   $     (.039)
                                                      ===========   ===========

     Fully  diluted  earnings  per  share:
       Common  shares  outstanding                     50,836,558    48,342,290
                                                      -----------   -----------
       Weighted  average  shares  outstanding          50,836,558    48,342,290
                                                      -----------   -----------
       Earnings  (loss)  per  share                   $       .03   $     (.039)
                                                      ===========   ===========

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

NOTE  16  -  RELATED  PARTY  TRANSACTION
----------------------------------------

Aduddell Roofing leases office and warehouse space from Aduddell Holdings, Inc., a corporation wholly owned by Tim Aduddell, a majority shareholder of the Company. The lease is for one year and expires on September 30, 2003. The monthly lease payments are $15,000. For the period ending June 30, 2003, rent expense was $90,000. There is a remaining lease obligation of $45,000 at June 30, 2003.

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

Option  Agreement

Under the terms of the Option Agreement (the "Option"), Zenex Communications granted Red River the exclusive and irrevocable option to purchase all of Zenex Communications' rights, title, and interest in certain switching and telecommunications equipment used in the direct long distance service provided by Zenex Communications. Additionally, Red River was to assume approximately $525,000 in promissory notes. The option expired on April 30, 2003 and there is no assurance that Red River will sign the option agreement.

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
----------------------------------

As discussed in Note 1, the Company signed an agreement to acquire Aduddell Roofing on September 27, 2002, in a business combination, which was accounted for as a purchase. The pro forma condensed consolidated statement of operation for the six months ended June 30, 2002, is as follows:

                                                    2002
                                                (Thousands)
                                Zenex    Discontinued    Aduddell     Combined
                                -----    ------------    --------     --------
Income                      $ 1,400,380  $(1,400,380)  $ 4,786,227  $ 4,786,227

Cost  of  Sales               1,089,825   (1,089,825)    4,770,302    4,770,302
                            -----------  -----------   -----------  -----------

Gross  Profit                   310,555     (310,555)       15,925       15,925

Operating  Expenses             966,215     (966,215)      635,601      635,601

Other  Income(Expense)         (850,586)     219,704        26,057     (604,825)
                            -----------  -----------   -----------  -----------

Net  Income(Loss)  before

Discontinued  Operations     (1,506,246)     875,364      (593,619)  (1,224,501)

Discontinued  Operations,
Net  of  Income  Taxes                -     (875,364)            -     (875,364)

Net Income(Loss) before
Income Taxes                 (1,506,246)           -      (593,619)  (2,099,865)

Income  Tax
Benefit (Expense)                     -            -       219,310      219,310
                            -----------  -----------   -----------  -----------

Net Income(Loss)            $(1,506,246) $         -   $  (374,309) $(1,880,555)
                            ===========  ===========   ===========  ===========

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation

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

Introduction

     Our revenues are derived primarily from comprehensive roofing services, including re-roofing, restoration and repair, new roof construction, sheet metal fabrication and waterproofing. We also provide limited residential roofing services. We also offer maintenance services, which provide recurring revenues and ongoing interaction with our customers. All of our revenues for the six months ended June 30, 2003, were derived from re-roofing, restoration, and repair services. Revenues from fixed-price construction and renovation contracts are generally accounted for on a percentage-of-completion basis using the cost-to-cost method. The cost-to-cost method measures the percentage completion of a contract based on total costs incurred to date compared to total estimated costs to completion. Typically, because of winter weather during the first and fourth calendar quarters of each year, we have experienced periods of relatively lower revenues and gross profits with no corresponding decrease in selling, general and administrative expenses. Cost of revenues consists primarily of compensation and benefits to field staff, materials, subcontracted services, parts and supplies, depreciation, fuel and other vehicle expenses and equipment rentals. Our gross profit percentage, which is gross profit expressed as a percentage of revenues, depends primarily on the relative proportions of costs related to labor and materials. On jobs in which a higher percentage of the cost of revenues consists of labor costs, we typically achieve higher gross margins than on jobs where materials represent more of the cost of revenues. Margins are also affected by the competitive bidding process and the technical difficulty of the project. New roof construction work is more likely to be competitively bid than re-roofing, restoration and repair. Typically, re-roofing, restoration and repair jobs are more labor intensive and have higher margins than new roof construction.

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

     To facilitate continued service to its customers and permit an orderly winding up of its affairs, Communications entered into several agreements with Red River Networks, LLC, an unaffiliated entity, in November 2002. Under these agreements, Red River purchased Communications' service contracts (its customers) for $27,843 and acquired an option to purchase Communications' switching and other telecommunications equipment for the assumption of office leases and $525,000 in borrowings that are guaranteed by a third party and the Company. The bank was unwilling to refinance the loans to Red River and therefore required the third party guarantor to refinance the loans. The Red River option expired on April 30, 2003. While the parties have continued negotiations since the expiry and management believes the Red River transaction will be closed, there is no assurance that Red River will sign an operating lease to provide funds to pay the obligations. In the event Red River does not agree to continue operating the business, we would again become responsible for paying the borrowing obligations that Red River is currently paying.

Critical Accounting  Policies  and  Estimates

General

     Our discussion and analysis of financial condition and results of operations are based upon our December 31, 2002 consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States and the six months ended June 30, 2003, and 2002, that are reviewed in accordance with Statements on Standards for Accounting and Review services issued by the American Institute of Certified Public Accountants. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for doubtful accounts, the useful lives of fixed assets, impairment of long-lived assets and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.


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

Results  of  Operations

     Results of operations for the second quarter 2003 reflect the revenues and expenses of Aduddell Roofing, which was acquired effective October 1, 2002. Operations for the second quarter 2002 reflect the revenues and expenses of Zenex Communications, which was discontinued in the fourth quarter 2002. Reclassifications have been made to the 2002 financial statements to conform to the current period presentation as discontinued operations. Results of operations are discussed by comparing the June 30, 2002 results of operations of Aduddell Roofing, which is reflected in Notes to the Consolidated Financial

Statements Note 19, pro-forma presentation of Aduddell Roofing for the six months ended June 30, 2002.

     Revenues. The revenues for the three months ended June 30, 2003, were $6,475,288 compared to revenues of $3,711,003 for the three months ended June 30, 2002. Second quarter revenues for 2003 increased over first quarter revenues of $1,477,008 due to normal seasonal fluctuation (higher summer revenues) and were significantly increased by roofing work from tornado damage that occurred during the second quarter of 2003. Additionally, during the first quarter 2003, we hired experienced sales personnel to expand sales in our existing markets and expand into new markets.

     The revenues for the six months ended June 30, 2003, were $7,952,296 compared to revenues of $4,786,227 for the six months ended June 30, 2002. The revenues for the six months ended June 30, 2003, were aided substantially by second quarter revenues. Typically, because of winter weather during the first and fourth calendar quarters of each year, we have experienced lower revenues and gross profits. We feel that the increased sales force and expanded markets will help offset some of the seasonal variations.

     Operating Expenses. Operating expenses for the three months ended June 30, 2003, were $5,097,356 or 78% of revenue compared to $3,557,534 or 95% of revenue for the three months ended June 30, 2002. The increase in revenue due to seasonal storms during the second quarter caused the percentage decrease. The material increases in indirect operating expenses for the three months ended June 2003 were primarily due to costs associated with the increase in sales staff and increased insurance rates.

     Operating expenses for the six months ended June 30, 2003, were $7,156,929 or 90% of revenue compared to $5,405,603 or 113% of revenue for the six months ended June 30, 2002. The operating expenses for the six months ended June 30, 2003, were largely influenced by the factors affecting the second quarter revenues $5,097,356, which represented over 70% of the six months revenues.

     Operating Income (Loss). Operating income for the three months ended June 30, 2003 was $1,377,932 compared to a loss of $163,972 for the three months ended June 30, 2002. Operating Income for the six months ended June 30, 2003, was $795,367 compared to a loss of $619,676 for the six months ended June 30, 2002.

     Discontinued Operations. For the six months ended June 30, 2003, we realized a net gain of $185,763 from the discontinued operations of Zenex Communications. The net gain includes a loss on the sale of discontinued operations of $1,127,014 and a gain from the forgiveness of debt due to the insolvency filing of Zenex Communications of $1,312,777. The discontinued operations for the second quarter 2002 reflect the revenues and expenses of Zenex Communications, which were discontinued in 2002.

     Net Income (Loss). The net income for the three months ended June 30, 2003, was $1,344,874. This was attributable to the operations of Aduddell Roofing. This compares to $104,675 for the three months ended June 30, 2002, for Aduddell Roofing.

     The net income for the six months ended June 30, 2003, was $1,203,222. A net gain of $185,763 resulted from the discontinued operations of Zenex Communications. The balance of $1,017,459 was attributable to the operations of Aduddell Roofing. This compares to a loss of $374,309 for the six months ended

June  30,  2002,  for  Aduddell  Roofing.

Liquidity  and  Capital  Resources

     Total assets increased from $7,586,359 to $10,648,779, liabilities increased from $5,369,668 to $6,984,693 and shareholders' equity increased from $2,216,691 to $3,664,086 from December 31, 2002, to June 30, 2003.

     Net cash decreased from $612,844 at December 31, 2002, to $204,518 at June 30, 2003. For the six months ended June 30, 2003, net cash used by operating activities was $587,493. Net cash used in investing activities during this period was $44,931. Net cash provided by financing activities during this period was $224,098, primarily from advances on the line of credit. At June 30, 2003, we had a working capital of $628,475 compared to a working capital deficit at December 31, 2002, of $589,487.

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


                          PART II - OTHER INFORMATION

Item  4.  Submission  of  Matters  to  a  Vote  of  Shareholders

     On June 10, 2003, we held our Annual Meeting of Shareholders. The matters voted upon and the voting results are summarized below.

                                                        Abstain/
                                  For       Against     Withheld      Unvoted
                                 ----       -------     --------      -------
1.  Election  of  Directors
      Tim Aduddell            32,301,290     987,500     146,205     13,676,050

      Ron Carte               32,183,690   1,105,100     146,205     13,676,050

      Debra G. Morehead       32,224,390   1,064,400     146,205     13,676,050

Item  6.  Exhibits  and  Reports  on  Form  8-K

     (a)  Exhibits

          31.1  Rule  13a-14(a)  Certifications

          32.1  Section  1350  Certification

     (b)  Form  8-K's

          None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Zenex  International,  Inc.

August  14,  2003                  By:/s/  /Ron  Carte
                                      ------------------------------------------
                                      Ron Carte
                                      President

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date:  August  7,  2003
                                  /s/ Ron Carte
                                  ----------------------------------------------
                                  Chairman of the Board and President

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date:  August  7,  2003
                                      /s/ Debra G. Morehead
                                      ------------------------------------------
                                      Chief Financial Officer

Exhibit  32.1

                    CERTIFICATION PURSUANT TO 18 U.S.C. 1350
         (As adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002)

     For the Quarterly Report of Zenex International, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003 (the "Report"), the undersigned Chief Executive Officer and Chief Financial Officer of the Company hereby certify that:

     (i) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in the Report.

     Dated:  August  7,  2003

                                          /s/  Ron  Carte
                                          --------------------------------------
                                          President
                                          (Principal  Executive  Officer)

                                          /s/  Debra  G.  Morehead
                                          --------------------------------------
                                          Chief  Financial  Officer
                                          (Principal  Financial  Officer)