Form 10QSB
period 2003-09-30
ZENEX INTERNATIONAL INC
filed 2003-11-14
CIK 928373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] Quarterly  Report  Pursuant  to Section  13  or  15  (d)  of  the Securities
                              Exchange Act of 1934
               For the quarterly period ended: September 30, 2003
                                       or
      Transition Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days: Yes [X] No [ ]

Shares  of  Common  Stock, $.001 par value, outstanding as of November 13, 2003:
47,836,558.

Transitional  Small  Business  Disclosure  Format:  Yes  [ ]  No  [X]

                            ZENEX INTERNATIONAL, INC.


                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item  1.  Financial  Statements

     Independent  Accountant's  Review  Report                                 4

     Financial  Statements:

          Consolidated  Balance  Sheets                                      5-6

          Consolidated  Statements  of  Operations                           7-8

          Consolidated  Statements  of  Cash  Flows                         9-10

          Notes  to  the  Financial  Statements                            11-22

Item  2.  Management's Discussion and Analysis or Plan of Operation        23-28

Item  3.  Controls  and  Procedures                                           28


                           PART II. OTHER INFORMATION

Item  6.  Exhibits  and  Reports  on  Form  8-K                               29

          Signatures                                                          30

                            ZENEX INTERNATIONAL, INC.

                         PART I - FINANCIAL INFORMATION

Item  1.  Financial  Statements  -  September  30,  2003  and  2002

This quarterly report on Form 10-QSB should be read in conjunction with Zenex International, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 2002.

                            Independent Review Report



Board  of  Directors  and  Stockholders
Zenex  International,  Inc.

We  have  reviewed   the  accompanying   consolidated  balance  sheet  of  Zenex
International, Inc. as of September 30, 2003, and the related consolidated statements of income for the three months and nine months ended September 30, 2003 and 2002, and the consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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

Sutton  Robinson  Freeman  &  Co.,  P.C.




Certified  Public  Accountants
Tulsa,  Oklahoma

November  4,  2003

                            ZENEX INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                   September 30,  December 31,
                                                       2003           2002
                                                                  (Unaudited)
                                                  -------------   -------------
                  Assets

Current  Assets
  Cash                                            $     355,581   $     612,844
  Accounts receivable                                 5,358,949       2,684,215
  Costs  and  estimated  earnings  in
    excess of billings on uncompleted contracts         314,167          12,477
  Shareholder  receivable                                     -           1,828
  Officer receivable                                    211,913         213,672
  Income  tax  receivable                                     -         136,592
  Prepaid expenses                                      151,361         208,320
  Employee and other receivables                         58,950         239,063
                                                  -------------   -------------
                                                      6,450,921       4,109,011
                                                  -------------   -------------


Non-Current  Related  Party  Receivable               1,654,862       1,615,693
                                                  -------------   -------------


Property and Equipment                                1,808,953       1,758,666
  Less:  accumulated depreciation                    (1,203,327)     (1,129,267)
                                                  -------------   -------------
                                                        605,626         629,399
                                                  -------------   -------------

Other
  Marketable equity securities                            4,510           2,050
  Deferred tax asset                                  1,053,000       1,230,206
                                                  -------------   -------------
                                                      1,057,510       1,232,256
                                                  -------------   -------------

                                                  $   9,768,919   $   7,586,359
                                                  =============   =============


             See accompanying notes and accountant's review report.

                            ZENEX INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                   September 30,  December 31,
                                                       2003           2002
                                                   (Unaudited)
                                                  -------------   -------------
     Liabilities and Stockholders' Equity

Current Liabilities
  Advances on line of credit                      $     750,010   $   1,175,000
  Current portion of long-term debt                     769,139         906,442
  Accounts and subcontract payables                   2,879,401       1,453,548
  Zenex stock acquisition payable (note 11)                   -         317,647
  Accrued liabilities                                   606,733         346,360
  Insurance payable                                      73,113         179,168
  Billings  in  excess  of  costs and estimated
    earnings on uncompleted contracts                   183,380         320,333
                                                  -------------   -------------
                                                      5,261,776       4,698,498

Long-Term Debt (Net of Current Portion)                 553,990         582,353

Net Liabilities of Discontinued Subsidiary                    -          88,817

Stockholders' Equity
  Preferred stock ($0.001 par value, 20,000,000
    shares authorized, no shares issued and                   -               -
    outstanding)
  Common stock ($0.001 par value, 100,000,000
    shares authorized, 47,836,558 and 48,342,290
    shares issued and outstanding at
    September  30,  2003 and December 31, 2002)          47,836          48,342
  Paid-in capital                                     4,861,533       4,616,853
  Unrealized gain (loss) on available for
    sale securities                                     (18,944)        (21,404)
  Retained earnings (deficit)                          (937,272)     (2,427,100)
                                                  -------------   -------------
                                                      3,953,153       2,216,691
                                                  -------------   -------------

                                                  $   9,768,919   $   7,586,359
                                                  =============   =============




             See accompanying notes and accountant's review report.

                            ZENEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                          Three Months Ended          Nine Months Ended
                                             September 30,              September 30,
                                          2003         2002          2003           2002
                                       (Unaudited)  (Unaudited)   (Unaudited)    (Unaudited)
                                       ----------   -----------   -----------   -------------
Revenues                               $6,817,313   $         -   $14,769,609   $           -

Operating Expenses
  Cost  of  sales                       5,669,227             -    12,122,363               -
  Selling, general and administrative     108,444             -       780,137               -
  Warranty                                 33,474             -        65,574               -
                                       ----------   -----------   -----------   -------------
                                        5,811,145             -    12,968,074               -
                                       ----------   -----------   -----------   -------------

Operating Income (Loss)                 1,006,168             -     1,801,535               -

Other Income (Expense)
  Interest  income                         17,607             -        56,923               -
  Merger related expense                        -      (360,000)            -        (360,000)
  Gain on sale of assets                        -             -         5,000               -
  Realized loss on securities                   -             -             -        (270,882)
  Other  income                             5,604             -        12,377               -
                                       ----------   -----------   -----------   -------------
                                           23,211      (360,000)       74,300        (630,882)
                                       ----------   -----------   -----------   -------------

Net Income (Loss) from Operations
  Before Income Taxes                   1,029,379      (360,000)    1,875,835        (630,882)

  Income  tax  (expense)  benefit        (679,450)            -      (508,447)              -
                                       ----------   -----------   -----------   -------------

Net Income (Loss) Before
  Discontinued Operations and
  Sale of Discontinued Business           349,929      (360,000)    1,367,388        (630,882)
                                       ----------   -----------   -----------   -------------

Discontinued Operations

  Income (loss) from discontinued
    business operations  net of
    income  taxes                               -      (315,758)            -        (875,364)

  Gain (loss) on forgiveness of
    debt  from discontinued
    operations, net of income taxes             -             -     1,312,777               -

  Gain (loss) on sale of discontinued
    operations net  of  income taxes      (63,321)            -    (1,190,335)              -
                                       ----------   -----------   -----------   -------------

Net Income (Loss)                         286,608      (675,758)    1,489,830      (1,506,246)




             See accompanying notes and accountant's review report.

                            ZENEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Three Months Ended          Nine Months Ended
                                             September 30,              September 30,
                                          2003         2002          2003           2002
                                       (Unaudited)  (Unaudited)   (Unaudited)    (Unaudited)

                                       ----------   -----------   -----------   -------------
Other Comprehensive Income:
   Unrealized  holding  gain (loss)         2,460             -             -               -
   Reclassification  adjustment                 -             -             -               -
                                       ----------   -----------   -----------   -------------

Comprehensive Income (Loss)            $  289,068   $  (675,758)  $ 1,489,830   $  (1,506,246)
                                       ==========   ===========   ===========   =============

  Primary Earnings (Loss) per Share    $     0.01   $     (0.02)  $      0.03   $       (0.05)
                                       ==========   ===========   ===========   =============

  Fully Diluted Earnings (Loss)
    per Share                          $     0.00   $     (0.02)  $      0.02   $       (0.05)
                                       ==========   ===========   ===========   =============

  Earnings (Loss) per Share from
    Discontinued Operations                     -   $     (0.01)  $         -   $       (0.03)
                                       ==========   ===========   ===========   =============

  Earnings (Loss) per Share from
    Continuing Operations                    0.01   $     (0.01)  $      0.03   $       (0.02)
                                       ==========   ===========   ===========   =============




             See accompanying notes and accountant's review report.

                            ZENEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the Nine Months Ended September 30,

                                                         2003          2002
                                                     -----------   -----------
Cash Flows from Operating Activities
  Net income (loss)                                  $ 1,489,830   $(1,506,246)

  Reconciliation of net income to net cash provided by operating activities:

      Depreciation and amortization                      132,355       113,067
      Investments transferred for compensation                 -        64,368
      Bad  debt  write-off                                     -       165,717
      Gain on sale of property and equipment           1,127,014        (2,440)
      Realized gain on forgiveness of debt            (1,317,777)            -
      Realized loss on disposal of securities                  -       270,882
      Issuance  of common stock for services                   -       220,000
      (Increase)  Decrease  from  changes  in:
        Accounts receivable                           (2,674,734)     (328,924)
        Costs and estimated earnings in excess
          of billings on uncompleted contracts          (301,690)            -
        Shareholder  receivable                            1,828             -
        Officer  receivable                                1,759             -
        Income  tax  receivable                          136,592             -
        Related  party  receivable                       (39,169)            -
        Deferred  taxes                                   88,559             -
        Deposits                                               -         2,594
        Prepaid  expenses                                 56,959       (13,546)
        Employee  and  other  receivables                180,113             -
      Increase (Decrease) from changes in:
        Accounts payable                               1,561,123       257,800
        Insurance  payable                              (106,055)            -
        Accrued liabilities                              249,876       140,737
        Billings in excess of costs and estimated
          earnings  on  uncompleted  contracts          (136,953)            -
        Prepayments  and  customer deposits                    -        22,047
                                                     -----------   -----------

  Net adjustments to net income                       (1,040,200)      912,302
                                                     -----------   -----------

  Net cash provided (used) by operating activities       449,630      (593,944)
                                                     -----------   -----------



             See accompanying notes and accountant's review report.

                            ZENEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the Nine Months Ended September 30,

                                                         2003          2002
                                                     -----------   -----------
Cash Flows from Investing Activities
  Proceeds from sale of property and equipment             5,000             -
  Purchase of property and equipment                     (81,383)       (6,250)
                                                     -----------   -----------
  Net cash used by investing activities                  (76,383)       (6,250)
                                                     -----------   -----------

Cash Flows from Financing Activities
  Change  in  notes  receivable                                -         1,000
  Net  change  in  line  of  credit                     (424,990)            -
  Proceeds  from  long-term  debt                        225,535       668,480
  Retirement  of  long-term  debt                       (431,055)      (80,056)
  Proceeds from issuance of common stock                       -       100,000
                                                     -----------   -----------
  Net cash provided (used) by financing activities      (630,510)      689,424
                                                     -----------   -----------

Net Increase (Decrease) in Cash                         (257,263)       89,230

Cash at Beginning of Period                              612,844           339
                                                     -----------   -----------

Cash at End of Period                                $   355,581   $    89,569
                                                     ===========   ===========

Supplemental Disclosure of Cash Flow
  Information

  Cash  paid  for:
    Interest                                         $   113,216   $    58,433
    Taxes                                                    989             -

Supplemental Schedule of Non-Cash
  Investing and Financing Activities

  Fixed asset additions                              $    38,803   $    28,557
                                                     -----------   -----------

  Liabilities  assumed  or  incurred                      38,803        28,557
                                                     ===========   ===========

  Liabilities transferred with fixed asset disposal  $         -   $    20,871
                                                     ===========   ===========

  Common stock issued for services                   $    35,000   $   220,000
                                                     ===========   ===========



             See accompanying notes and accountant's review report.

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
--------------------------------------------------------

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

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)
-----------------------------------------------------------------------

The Company's September 30, 2003 consolidated balance sheet includes Aduddell Roofing. The December 31, 2002, consolidated balance sheet includes Aduddell Roofing and Zenex Communications. The assets of Zenex Communications and approximately $525,000 of note and accounts payable were sold and assumed in April 2003 pursuant to the Red River Agreements. The consolidated statement of operations for the nine months ended September 30, 2003, includes Aduddell Roofing and the discontinued operations of Zenex Communications. The consolidated statement of operations for the nine months ended September 30, 2002, includes the discontinued operations of Zenex Communications. All significant inter-company accounts have been eliminated in the consolidated financial statements. The consolidated financial statements include all adjustments, which, in the opinion of management are necessary in order to make the statements not misleading.

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

Fair  Value  of  Financial  Instruments

The Company's financial instruments include cash, receivables, notes receivable, marketable securities, short-term payables, and notes payable. The carrying amounts of cash, receivables, and short-term payables approximate fair value due to their short-term nature. Marketable equity securities' fair values are estimates based on quoted market prices. The carrying amounts of notes receivable and payable approximate fair value based on interest rates currently available.

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

Although Aduddell Roofing had a significant number of customers for the period ended September 30, 2003, two customers accounted for approximately 64% of the revenue.

The Company's receivables at September 30, 2003, and December 31, 2002, are from a small number of companies in various industries, which could be subject to business cycle variations. As of December 31, 2002, the Company had two customers that accounted for 38% of the customer accounts receivable. As of September 30, 2003, the Company had three customers that accounted for 75% of the customer accounts receivable. This concentration subjects the Company to a credit risk if the general economy or the companies fail to perform.

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

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)
-----------------------------------------------------------------------

Segment  Information

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company identifies its operating segments based upon business activities, management responsibilities and geographical location. Certain items in the September 30, 2002, financial statements have been reclassified to reflect the discontinued operations of the Company. Net income from continuing operations reflects the operations of Aduddell Roofing, the single business segment in which the Company operates at September 30, 2003.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

NOTE  2  -  CONTRACT  RECEIVABLES
---------------------------------

Billed  contract  receivables  consist  of:

                                    September 30,       December 31,
                                         2003               2002
                                   --------------     --------------
          Completed  contracts     $    2,085,728     $      552,156
          Contracts  in  progress       2,885,076          2,123,307
          Retainage                       388,145              8,752
                                   --------------     --------------
                                        5,358,949          2,684,215

          Less  allowance  for
            doubtful  amounts                    -                 -
                                   ---------------    --------------
                                   $    5,358,949     $    2,684,215
                                   ==============     ==============

NOTE  3  -  SHAREHOLDER  AND  RELATED  PARTY  RECEIVABLE
--------------------------------------------------------

Advances to a company partially owned by the Company's majority shareholder totaled $1,654,862 and $1,615,693 as of September 30, 2003, and December 31, 2002, respectively. The advances are secured by marketable securities and shareholder guaranty bearing interest at the federal mid-term rate. The note matures on January 1, 2007.

NOTE  4  -  UNCOMPLETED  CONTRACTS
----------------------------------

Costs, estimated earnings, and billings on uncompleted contracts, are as follows:

                                                     September 30,  December 31,
                                                          2003         2002
                                                     -------------  ------------
          Costs incurred on uncompleted contracts      $4,711,345   $4,000,634
          Estimated  earnings  (loss)                     647,877      244,241
                                                       ----------   ----------
                                                        5,359,222    4,244,875
           Billings  to  date                           5,228,435    4,552,731
                                                       ----------   ----------
                                                       $  130,787   $ (307,856)
                                                       ===========  ==========

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  4  -  UNCOMPLETED  CONTRACTS  (continued)
-----------------------------------------------
Included  in  the  accompanying  balance  sheet  under  the  following captions:

                                                     September 30,  December 31,
                                                          2003         2002
                                                     -------------  ------------
          Costs  and  estimated  earnings  in
            excess of billings on uncompleted
            contracts                                  $  314,167    $   12,477
          Billings  in  excess  of  costs  and
            estimated earnings on uncompleted
            contracts                                    (183,380)     (320,333)
                                                       ----------     ---------
                                                       $  130,787     $(307,856)
                                                       ==========     =========

NOTE  5  -  PROPERTY  AND  EQUIPMENT
------------------------------------

Property and equipment are recorded at cost. Expenditures for repairs and maintenance are charged to operations when incurred. Major improvements and renewals that extend the useful life of the related asset are capitalized and depreciated over the remaining useful life. Depreciation and amortization are computed for financial and income tax reporting purposes using straight-line and accelerated methods over estimated useful lives ranging from five to ten years. Depreciation expense for the nine months ended September 30, 2003, was $132,355. The following table summarizes the classifications of property and equipment, total accumulated depreciation and the related estimated useful lives:

        Property and Equipment                   Cost                   Years
     ------------------------------   ---------------------------       -----
                                      September 30,  December 31,
                                           2003          2002
                                           ----         -----
     Machinery and equipment          $    455,795  $    412,918         5-10
     Office furniture and equipment        162,345       160,951         5-7
     Transportation equipment            1,161,404     1,170,945          5
     Leasehold improvements                 29,409        13,852          5
                                      ------------  ------------
                                         1,808,953     1,758,666
     Less:  accumulated depreciation     1,203,327     1,129,267
                                      ------------  ------------
     Net  property  and  equipment    $    605,626  $    629,399
                                      ============  ============

NOTE  6  -  MARKETABLE  EQUITY  SECURITIES
------------------------------------------
The Company's securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings. Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost in investments. Securities not classified as held-to-maturity or trading are classified as available-for-sale. Available-for-sale securities are recorded at fair value on the balance sheet with the change in fair value during the period excluded from earnings and reported as a separate component of Shareholders' Equity. All of the Company's securities are classified available-for-sale at September 30, 2003 and December 31, 2002. Unrealized holding losses on these securities totaled $18,944 and $21,404 at September 30, 2003, and December 31, 2002, respectively.

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  7  -  LINE  OF  CREDIT
----------------------------

The Company has a $2,000,000 revolving line of credit. The line bears interest at 1.25% over the Wall Street Journal Prime Rate (currently 5.25) and is secured by all accounts, property and equipment and shareholder guaranty. The line matures on November 15, 2003. Outstanding advances totaled $750,010 and $1,175,000 at September 30, 2003, and December 31, 2002, respectively.

NOTE  8  -  LONG-TERM  DEBT
---------------------------

The Company has the following long-term debt as of:

                                                    September 30,   December 31,
                                                         2003           2002
                                                    -------------   ------------
          9.5%  note  secured  by  all Zenex
          Communications equipment and common
          stock  due  in monthly  installments
          of $5,227, including interest,
          through January 2005                      $          -   $    123,605

          9.75%  note  secured by all Zenex
          Communications equipment and common
          stock due in  monthly  installments
          of  $2,124,  including  interest,
          through March 2005                                   -         52,662

          $450,000  line  of credit with interest
          payable monthly at 1.5% over Wall
          Street Prime secured by all assets of
          Zenex Communications and the personal
          guaranty of certain  Directors                 450,000        450,000

          9.5%  note secured by all Zenex
          Communications equipment and common
          stock due in monthly  installments of
          $6,301,  including  interest,  through
          February 2006                                        -        212,634

          10%  unsecured  note  due in monthly
          installments of $4,456, including
          interest, through  April  2004                       -         80,422

          Note  payable  secured  by  all
          Zenex Communications equipment,
          receivables and shareholder  guaranty
          bearing  interest at 3.5% over New York
          Prime, (currently 8.25%);  due in monthly
          installments of $5,602, including
          interest, to June 2006                          177,186       212,061


                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  8  -  LONG-TERM  DEBT  (continued)
----------------------------------------
                                                    September 30,   December 31,
                                                         2003           2002
                                                    -------------   ------------

          Notes  payable to shareholder bearing
          interest at 5% due in monthly
          installments of  $5,000  through
          March  2005 with a balloon payment of
          $120,000 in September 2004                      202,420      120,000

          Note payable secured by all accounts,
          equipment and general intangibles,
          bearing interest  at 3.5% over
          New York Prime (7.5%) due in quarterly
          principal payments of  $18,050  plus
          interest  through  June  2006                   177,232      219,560

          Note  payable  secured  by  all
          accounts,  equipment,  general
          intangibles and stockholder  guaranty,
          bearing  interest  at 3% over New York
          Prime (7%) due in monthly  installments
          of  $2,532  through  August  2007               103,611            -

          0%  to 8.99% fixed rate notes secured by
          transportation equipment due in varying
          monthly  installments  through  Sept. 2005      200,174      280,967

          8%  to  9% fixed rate notes secured by
          real property due in varying installments
          through  March  2003                                  -      177,622

          4% fixed rate note secured by equipment,
          due in monthly installments of $1,825
          through  May  2004                               12,506       28,585
                                                    -------------  -----------
                                                        1,323,129    1,958,118

          Less:  long-term  debt  classified
            as  net liabilities  of discontinued
           operations                                                  469,323

          Less:  current portion of long-term debt        769,139      906,442
                                                    -------------  -----------

                                                    $     553,990  $   582,353
                                                    =============  ===========

Maturities  of  long-term  debt  as  of  September  30,  2003,  are  as follows:

                                 Year                    Amount
                                 ----                    ------
                                 2005                 $    355,391
                                 2006                      157,733
                                 2007                       37,941
                                 2008                        2,925
                                                      ------------
                                                      $    553,990
                                                      ============

Interest expense for the nine months ended September 30, 2003, was $113,216.

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  9  -  INCOME  TAXES
-------------------------

At December 31, 2002, the Company had net operating losses of approximately $4,200,000 available to reduce future federal and state taxable income. Unless utilized, the carry forward amounts will begin to expire in 2012. For federal and state tax purposes, the Company's net operating loss carry forward amounts are subject to an annual limitation due to a greater than 50% change in stock ownership, as defined by federal and state tax law.

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

The  components  of  the  net  deferred  tax  asset  are  as  follows:

                                                    September 30,   December 31,
                                                         2003           2002
                                                    -------------   ------------
          Deferred tax liability on depreciation    $    (44,000)  $   (169,794)
          Deferred  tax  asset  for  loss
            carry  forward                             1,342,150      1,755,000
                                                    ------------   ------------
          Deferred  tax  asset                         1,298,150      1,585,206
          Less:  valuation  allowance                    245,150        355,000
                                                    ------------   ------------

          Net  deferred  tax  asset                 $  1,053,000   $  1,230,206
                                                    ============   ============

The Company has established a valuation allowance for a portion of its net deferred tax asset due to the ownership changes limitation on the use of the loss carry forward.

NOTE  10  -  BACKLOG
--------------------

The estimated gross revenue on work performed on signed contracts at September 30, 2003, was $3,729,535.

NOTE  11  -  EARN-OUT  CONVERSION
---------------------------------

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

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  11  -  EARN-OUT  CONVERSION  (continued)
----------------------------------------------

In August 2002, an Agency Agreement was signed with a related party, (the "Agent") for assistance in commercial debt restructuring and conversion of the earn-out rights obligation into equity. Under the terms of the Agency Agreement, the Agent contacted and offered a Conversion Agreement to the former shareholders of Prestige. The Agent is to be compensated with 700,000 shares of common stock. The deemed value of the conversion is $0.52 per share. Under the terms of the Conversion Agreement, certain former Prestige shareholders converted their earn-out rights to Company stock. 1,794,268 shares of common stock were issued for the conversion and 700,000 shares issued under the Agency Agreement. As of September 30, 2003, approximately 89% of the former Prestige shareholders agreed to the conversion.

NOTE  12  -  COMMITMENTS  AND  CONTINGENCIES
--------------------------------------------

In regard to the Red River sale discussed in Note 18, the Company is the guarantor on notes totaling approximately $353,000. In the event that Red River does not sign the option agreement and execute an operating agreement, the Company will be required to service approximately $9,000 in monthly principal and interest payments.

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

NOTE  13  -  LETTER  OF  CREDIT
-------------------------------

At September 30, 2003, and December 31, 2002, the Company had a $175,000 letter of credit issued to its insurance carrier that matures on February 18, 2004.

NOTE  14  -  EARNINGS  PER  SHARE
---------------------------------

                                                    September 30,   December 31,
                                                         2003           2002
                                                    -------------   ------------
          Primary  earnings  per  share:
            (in  thousands)
            Common  shares  outstanding              47,836,558     48,342,290
                                                    -----------    -----------
            Weighted average shares outstanding      47,836,558     48,274,686
                                                    -----------    -----------

            Earnings  (loss)  per  share            $      .005    $     (.039)
                                                    ===========    ===========

          Fully  diluted  earnings  per  share:
            Common  shares  outstanding              78,536,558     48,342,290
                                                    -----------    -----------
            Weighted average shares outstanding      78,536,558     48,342,290
                                                    -----------    -----------

            Earnings  (loss)  per  share            $      .003    $     (.039)
                                                    ===========    ===========

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  15  -  STOCK  OPTIONS
---------------------------

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

NOTE  16  -  RELATED  PARTY  TRANSACTION
----------------------------------------

Aduddell Roofing leases office and warehouse space from Aduddell Holdings, Inc., a corporation wholly owned by Tim Aduddell, a majority shareholder of the Company. The lease is for one year and expired on September 30, 2003. The monthly lease payments are $15,000. For the nine months ending September 30, 2003, rent expense was $135,000.

NOTE  17  -  CHANGE  IN  MANAGEMENT
-----------------------------------

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

NOTE  18  -  DISCONTINUED  OPERATIONS
-------------------------------------

Zenex Communications, a subsidiary of the Company, entered into three agreements (the "Red River Agreements") with Red River Networks, LLC ("Red River") an
Oklahoma limited liability company effective November 25, 2002. Red River provides consulting and related services in the long distance telecommunications industry. Zenex Communications is the owner of direct long distance services and prepaid accounts and is in the business of providing long distance telecommunications, in part, by means of its own switching equipment. Zenex Communications was unable to pay the amount owed to Global Crossings Bandwidth, Inc. ("Global"), Zenex Communications' primary carrier of long distance traffic.

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  18  -  DISCONTINUED  OPERATIONS  (continued)
--------------------------------------------------

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

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  18  -  DISCONTINUED  OPERATIONS  (continued)
--------------------------------------------------

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
----------------------------------

As discussed in Note 1, the Company signed an agreement to acquire Aduddell Roofing on September 27, 2002, in a business combination, which was accounted for as a purchase. The pro forma condensed consolidated statement of operation for the nine months ended September 30, 2002, is as follows:

                                                   2002
                       --------------------------------------------------------
                            Zenex     Discontinued      Aduddell     Combined
                            -----    --------------   ------------  -----------
Income                 $  2,554,901  $  (2,554,901)   $  9,655,724  $ 9,655,724

Cost  of  Sales           2,120,204     (2,120,204)      8,506,065    8,506,065
                       ------------  -------------    ------------  -----------
Gross  Profit               434,697       (434,697)      1,149,659    1,149,659

Operating  Expenses       1,440,520     (1,440,520)      1,019,673    1,019,673

Other  Income(Expense)   (1,217,582)       586,700          44,790     (586,092)
                       ------------  -------------    ------------  -----------

Net Income(Loss)
  before Discontinued
  Operations             (2,223,405)     1,592,523         174,776     (456,106)

Discontinued Operations,
  Net  of  Income  Taxes          -     (1,592,523)              -   (1,592,523)

Net Income (Loss)
  before Income Taxes    (2,223,405)             -         174,776   (2,048.629)

Income Tax
  Benefit (Expense)               -              -           3,248        3,248
                       ------------  -------------    ------------  -----------

Net  Income(Loss)      $(2,223,405)  $           -     $   178.024  $(2,045,381)
                       ===========   =============     ===========  ===========

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

     -  our  ability  to  expand  Zenex's  business;

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

Introduction

     Our revenues are derived primarily from comprehensive roofing services, including re-roofing, restoration and repair, new roof construction, sheet metal fabrication and waterproofing. We also provide limited residential roofing services. We also offer maintenance services, which provide recurring revenues and ongoing interaction with our customers. All of our revenues for the nine months ended September 30, 2003, were derived from re-roofing, restoration, and repair services. Revenues from fixed-price construction and renovation contracts are generally accounted for on a percentage-of-completion basis using the cost-to-cost method. The cost-to-cost method measures the percentage completion of a contract based on total costs incurred to date compared to total estimated costs to completion. Typically, because of winter weather during the first and fourth calendar quarters of each year, we have experienced periods of relatively lower revenues and gross profits with no corresponding decrease in selling, general and administrative expenses. Cost of revenues consists primarily of compensation and benefits to field staff, materials, subcontracted services, parts and supplies, depreciation, fuel and other vehicle expenses and equipment rentals. Our gross profit percentage, which is gross profit expressed as a percentage of revenues, depends primarily on the relative proportions of costs related to labor and materials. On jobs in which a higher percentage of the cost of revenues consists of labor costs, we typically achieve higher gross margins than on jobs where materials represent more of the cost of revenues. Margins are also affected by the competitive bidding process and the technical difficulty of the project. New roof construction work is more likely to be competitively bid than re-roofing, restoration and repair. Typically, re-roofing, restoration and repair jobs are more labor intensive and have higher margins than new roof construction.

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

Critical  Accounting  Policies  and  Estimates

General

     Our discussion and analysis of financial condition and results of operations are based upon our December 31, 2002 consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States and the nine months ended September 30, 2003, and 2002, that are reviewed in accordance with Statements on Standards for Accounting and Review services issued by the American Institute of Certified Public Accountants. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for doubtful accounts, the useful lives of fixed assets, impairment of long-lived assets and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Results  of  Operations

     Results of operations for the third quarter 2003 reflect the revenues and expenses of Aduddell Roofing, which was acquired effective October 1, 2002. Operations for the third quarter of 2002 reflect the revenues and expenses of Zenex Communications, which was discontinued in the fourth quarter of 2002. Reclassifications have been made to the 2002 financial statements to conform to the current period presentation as discontinued operations. Results of operations are discussed by comparing the September 30, 2002 results of operations of Aduddell Roofing, which is reflected in Notes to the Consolidated Financial Statements Note 19, pro-forma presentation of Aduddell Roofing for the nine months ended September 30, 2002.

     Revenues. The revenues for the three months ended September 30, 2003, were $6,817,313 compared to revenues of $4,869,497 for the three months ended September 30, 2002. Revenues for the third quarter 2003 increased over second quarter revenues of $6,475,288 due to normal seasonal fluctuation (higher summer revenues). Second quarter 2003 revenues were significantly increased by roofing work from tornado damage that occurred during the second quarter of 2003. Additionally, during the first quarter 2003, we hired experienced sales personnel to expand sales in our existing markets and expand into new markets.

     The revenues for the nine months ended September 30, 2003, were $14,769,609 compared to revenues of $9,655,724 for the nine months ended September 30, 2002. The revenues for the nine months ended September 30, 2003, were aided substantially by revenue from roofing work generated due to tornado damage during the second quarter. Typically, because of winter weather during the first and fourth calendar quarters of each year, we have experienced lower revenues and gross profits. We feel that the increased sales force and expanded markets will help offset some of the seasonal variations.

     Operating Expenses. Operating expenses for the three months ended September 30, 2003, were $5,811,145 or 85% of revenue compared to $4,119,835 or 85% of revenue for the three months ended September 30, 2002. The material increases in indirect operating expenses for the three months ended September 30, 2003 were primarily due to costs associated with the increase sales staff and increased insurance rates. These increase in costs were offset by additional revenue generated.

     Operating expenses for the nine months ended September 30, 2003, were $12,968,074 or 88% of revenue compared to $9,525,738 or 99% of revenue for the nine months ended September 30, 2002. The lower percentage of operating expenses to revenues for the nine months ended September 30, 2003, was largely influenced by the increased revenue due to tornado damage during the second quarter of the year.

     Operating Income (Loss). Operating income for the three months ended September 30, 2003 was $349,929 compared to $552,333 for the three months ended September 30, 2002. The drop in three month operating income was attributable to three factors: (i) the added overhead of Zenex International of approximately $80,000 to $100,000 per quarter, (ii) the rent on the facility of approximately $45,000 per quarter, and (iii) the added cost of additional sales personnel, none of which was reflected in the third quarter 2002 pro forma results.

     Operating income for the nine months ended September 30, 2003, was $1,367,388 compared to $178,024 for the nine months ended September 30, 2002. The strength of the nine month 2003 operating income was attributable to second quarter operating income of $1,377,932, which resulted from increased revenue due to tornado damage during the second quarter of the year.

     Discontinued Operations. For the nine months ended September 30, 2003, we realized a net gain of $122,442 from the discontinued operations of Zenex Communications. The net gain includes a loss on the sale of discontinued operations of $1,190,335 and a gain from the forgiveness of debt due to the insolvency filing of Zenex Communications of $1,312,777. The discontinued operations for the third quarter 2002 reflect the revenues and expenses of Zenex Communications, which were discontinued in 2002.

     The Company has transferred much of the former operations of Zenex Communications to an unaffiliated third party, Red River Network, LLC, although the transaction documents have not been signed. The Company has guaranteed Zenex Communication notes totaling approximately $353,000 at September 30, 2003. Red River is currently servicing these notes. If Red River does not complete the acquisition, the Company would be required to service approximately $9,000 in monthly principal and interest payments under the notes.

     Net Income (Loss). The net income for the three months ended September 30, 2003, was $286,608. This was attributable to the operations of Aduddell Roofing. This compares to $552,333 for the three months ended September 30, 2002, for Aduddell Roofing. The net income for the nine months ended September 30, 2003, was $1,489,830. A net gain of $122,442 resulted from the discontinued operations of Zenex Communications. The balance of $1,367,388 was attributable to the operations of Aduddell Roofing. This compares to $178,024 for the nine months ended September 30, 2002, for Aduddell Roofing. These results were influenced by the factors identified above under Operating Income (Loss) and Discontinued Operations.

Liquidity  and  Capital  Resources

     Total assets increased from $7,586,359 to $9,768,919, liabilities increased from $5,369,668 to $5,815,766 and shareholders' equity increased from $2,216,691 to $3,953,153 from December 31, 2002, to September 30, 2003. The increase in assets comes from higher account receivables, which stem from greater activity. Net cash decreased from $612,844 at December 31, 2002, to $355,581 at September 30, 2003, primarily due to reductions in current liabilities. For the nine months ended September 30, 2003, net cash provided by operating activities was $449,630. Net cash used in investing activities during this period was $76,383.

     Net cash used by financing activities during this period was $630,510, primarily from reductions of the line of credit. At September 30, 2003, we had a working capital of $1,189,145 compared to a working capital deficit at December 31, 2002, of $589,487. The increase in working capital resulted from higher levels of activity, which generated more cash and account receivables.

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

Novembe4  14,  2003                      Zenex  International,  Inc.

November  14,  2003                       By:/s/  /Ron  Carte
                                             -----------------------------------
                                             Ron Carte, President