Form 10KSB
period 2003-12-31
ZENEX INTERNATIONAL INC
filed 2004-03-30
CIK 928373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB

  X Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
                                  Act of 1934
                  For the fiscal year ended: December 31, 2003
                                       or
      Transition Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues  of  issuer  for  its  most  recent  fiscal  year:  $19,309,814.

Aggregate market value of voting stock held by non-affiliates as of March 29, 2004: $1,882,072 (20,911,914 shares at $0.09 per share).
Shares  of  Common  Stock  outstanding  as  of  March  29,  2004:  48,737,921.

                      DOCUMENTS INCORPORATED BY REFERENCE

Our definitive proxy statement for the Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part II, Item 5 and Part III of this report.

                            ZENEX INTERNATIONAL, INC.
                        2003 ANNUAL REPORT ON FORM 10-KSB
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART  I

Forward-Looking  Statements                                                    1

Item  1.  Description  of  Business                                            2

Item  2.  Description  of  Property                                            7

Item  3.  Legal  Proceedings                                                   7

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders          8

PART  II

Item  5.  Market  for  Registrant's  Common  Equity, Related
          Stockholder Matters and  Small  Business  Issuer
          Purchases  of  Equity  Securities                                    8

Item  6.  Management's  Discussion  and Analysis or Plan of Operations        10

Risk  Factors                                                                 15

Item  7.  Financial  Statements                                               18

Item  8.  Changes  in  and  Disagreements  with  Accountants
          on  Accounting  and  Financial  Disclosure                          18

Item  8A. Controls  and  Procedures                                           19

PART  III

Item  9.  Directors,  Executive  Officers  of  the  Registrant                19

Item  10. Executive  Compensation                                             19

Item  11. Security  Ownership  of  Certain  Beneficial  Owners
          and  Management and  Related  Stockholder  Matters                  19

Item  12. Certain  Relationships  and  Related  Transactions                  19

Item  13. Exhibits  and  Reports  on  Form  8-K                               20

Item  14. Principal  Accountant  Fees  and  Services                          21

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

     - Our ability to expand Zenex's markets and maintain or increase profit margins;

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

Item  1.  Description  of  Business

About  Us

     We are engaged in the commercial and industrial roofing and re-roofing businesses through Aduddell Roofing & Sheet Metal, Inc. ("Aduddell Roofing"), a wholly-owned subsidiary that we acquired in October 2002.

Aduddell  Roofing

     Aduddell Roofing was founded in 1976 and has become a prominent, nationwide provider of commercial and industrial roofing services. Through Aduddell Roofing, we offer a broad range of comprehensive roofing services, which include re-roofing, restoration and repair, new roof construction, sheet metal fabrication and waterproofing. Approximately 95% of our 2003 revenues were derived from re-roofing, restoration and repair services, and 5% were derived from new roof construction. We focus primarily on re-roofing projects where we can more easily control costs and thereby derive higher profits. We have historically performed complex work required to be completed within a short time frame, such as for commercial and industrial properties that have suffered catastrophic damage.

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

          Establish Regional and National Market Coverage. We believe that the growth of many roofing companies has been restricted due to the geographic limitations of their existing operations. We intend to expand our services by retaining experienced sales personnel in strategic locations. At present, our marketing effort covers most of the contiguous United States, with emphasis in the southern half. Our sales personnel are located in Georgia, Missouri and Oklahoma. We use our geographic diversity to solicit customers that operate on a regional and national basis. We believe that significant demand exists from such companies to utilize the services of a single commercial roofing service provider and that existing local and regional relationships can be expanded into a nationwide network. Broader geographic coverage will increase internal growth opportunities.

          Expand  Maintenance  Services.   We  intend  to  further  develop  our
     maintenance service operations, which generally provide higher gross margins, recurring revenues and ongoing interaction with customers. We have adopted a maintenance-oriented approach, whereby we perform regularly-scheduled maintenance checks and focus on increasing customer awareness of the cost-effectiveness of preventive maintenance and the available repair and restoration services that can most efficiently prolong the life of a roof. We believe that this approach builds long-term relationships with customers and encourages them to turn to us for all of their roofing needs.

The  Roofing  Business

     According to Dun and Bradstreet, the roofing industry experienced sales of $30.18 billion in 2002 and is projected to continue growing. According to the National Roofing Contractors Association (the "NRCA"), three quarters of annual expenditures are for commercial roofing services. The roofing industry is highly fragmented, and is estimated to be composed of as many as 50,000 companies, most of which are small, owner-operated, independent contractors serving a local customer base, with limited access to capital for investment in infrastructure, technology and expansion. We believe that no single company accounted for more than 1% of total expenditures for roofing services in the United States. According to the NRCA market survey, approximately 75% of roofing expenditures are attributable to re-roofing, restoration and repair, with the balance attributable to new roof construction.

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

Customers

     In 2003, we provided commercial roofing services to more than 50 customers. Stone Container accounted for 27.4% and General Motors accounted for 25.8% of our 2003 revenues. We provide roofing services to customers having a local, regional and national presence in a broad range of businesses, including the industrial, office, retail, hospitality, government and educational industries.

Sales  and  Marketing

     We believe that our reputation for quality and performance has enabled us to obtain recurring business through customer referrals and new business. Like most competitors, we primarily use direct sales to market our services. In recent years, we have hired experienced sales personnel in strategic areas to expand our market presence. The sales personnel typically have an established customer base and are compensated on a percentage-of-contract basis. We believe we can expand our market presence more cost effectively by hiring experienced sales personnel than by acquiring existing competitors. Our sales personnel are located presently in Georgia, Missouri and Oklahoma. Although our market presence is felt nationally, we have concentrated our efforts in the southern half of the United States to minimize the seasonal fluctuations typically experienced within the construction industries.

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

Personnel,  Training  and  Safety

     We have a comprehensive job training program, which provides classroom and on-the-job training programs for our personnel based on the model training program developed by the National Roofing Contractors Association (NRCA) and provides immediate training to roof laborers in our methods, procedures and standards with an emphasis on high quality service. Our training program is also designed to ensure that all of our roofing laborers meet safety standards established by us, our insurance carriers and Federal, state and local laws and regulations.

     Employee safety is one of our priorities. Our Experienced Modification Rate for the year 2003 was 0.63 (1.0 is the benchmark); and our average two-year OSHA Total Case Incident Rate for 2002 and 2003 was 6.71 and 6.63, respectively. Both of these rates are substantially better than industry averages. Our full-time Safety Director visits each project site at least twice to inspect and ensure that all safety issues are followed. Our Safety Director works with senior management to observe and evaluate safety procedures in an effort to constantly improve the effectiveness of our safety programs. We maintain a safety report database allowing senior management to oversee safety practices on a company-wide level. We seek to have all of our roofing laborers participate in on-going training seminars and professional education classes.

Competition

     The commercial roofing industry is highly fragmented with many roofing contractors competing intensely with us on a local and regional basis. In the future, we may encounter competition from new entrants on a regional or national level. We believe that purchasing decisions in this industry are based on (i) price, (ii) reputation for reliability and quality of services provided, (iii) long-term customer relationships, and (iv) range of services provided. We believe that our strategy of becoming a leading national provider of commercial roofing services will enhance our competitive position. In addition, we think that our reputation for quality and performance provides us with a distinct competitive advantage. We believe that the market for our services will expand as we establish experienced sales personnel on a national basis.

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

     Zenex  Communication   was   encumbered   by   an   industry   experiencing
consolidation, a commoditization of long distance minutes, bankruptcies, over-capacity and economic downturn. In November 2002, Communications agreed with Red River Networks, LLC, an unaffiliated entity, to transfer its operations. Red River purchased Communications' service contracts (its customers) for $27,843 and acquired an option to purchase Communications' switching and other telecommunications equipment for the assumption of the office lease and $407, 900 in bank borrowings. Pending the exercise or lapse of the purchase option, Red River agreed to operate Communications' telecommunications switch and system and to pay its office lease, certain borrowings and certain long distance carrier charges in exchange for Communications' receivables.

     While the parties have never completed definitive agreements, Red River has continued to service the bank borrowings and has assumed the office lease. If it were to cease payments, we would again become responsible for paying the borrowings that Red River is currently paying.

     Communications filed for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code on May 20, 2003, and was discharged and dissolved.

Employees

     At March 24, 2004, we had 57 full-time employees, including 41 employees in field operations and 16 managers and administrative employees. Our roofing employees are unionized and covered under a collective bargaining agreement. Our managers and administrative employees are non-unionized. We have not experienced any labor-related work stoppages, and we consider our relations with our employees to be good.

Item  2.  Description  of  Property

Facilities  and  Vehicles

     Our offices and shop are in a single, freestanding building located in a suburban Oklahoma City industrial area. The office covers 7,580 square feet and the shop and warehouse cover 11,142 square feet. We operate a fleet of approximately 35 trucks, vans and other vehicles. We believe that our facility and vehicles are generally well maintained and adequate for our current operations.

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

                                     2003               2002
                                     ----               ----
     Quarter Ended              Low       High      Low      High
                                ---       ----      ---      ----
     March 31                  $0.01     $0.03     $0.01     $0.07
     June 30                   $0.03     $0.08     $0.04     $0.17
     September 30              $0.03     $0.16     $0.13     $0.20
     December 31               $0.10     $0.13     $0.05     $0.10

Holders  of  our  Common  Stock

     At the date of this report, there are approximately 124 record shareholders of our common stock. Approximately 1,000 additional shareholders hold shares beneficially.

Dividend  Policy

     Our dividend policy is to retain earnings to support the expansion of operations. We do not intend to pay cash dividends in the near future. Any future cash dividends will depend on our future earnings, capital requirements, financial condition and other factors deemed relevant by the Board of Directors.

Securities  Authorized  Under  Equity  Compensation  Plans

     The information required in response to Item 201(d) of Regulation SB is incorporated herein by reference to our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

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

     In this connection, the holder of Common Stock may be unable to obtain on resale the quoted bid price because a dealer or group of dealers may control the market in such securities and may set prices that are not based on competitive forces. Furthermore, at times there may be a lack of bid quotes which may mean that the market among dealers is not active, in which case a holder of Common Stock may be unable to sell such securities. Because market quotations in the over-the-counter market are often subject to negotiation among dealers and often differ from the price at which transactions in securities are effected, the bid and asked quotations of the Common Stock may not be reliable.

Item  6.  Management's  Discussion  and  Analysis  or  Plan  of  Operations.

     The following discussion should be read in conjunction with our financial statements and notes thereto.

Introduction

     Our revenues are derived primarily from comprehensive roofing services, including re-roofing, restoration and repair, new roof construction, sheet metal fabrication and waterproofing. We also provide limited residential roofing services. Approximately 95% of our 2003 revenues were derived from re-roofing, restoration and repair services, and 5% were derived from new roof construction. We also offer maintenance services, which provide recurring revenues and ongoing interaction with our customers. Revenues from fixed-price construction and renovation contracts are generally accounted for on a percentage-of-completion basis using the cost-to-cost method. The cost-to-cost method measures the percentage completion of a contract based on total costs incurred to date compared to total estimated costs to completion. Typically, because of winter weather during the first and fourth calendar quarters of each year, we have experienced periods of relatively lower revenues and gross profits with no corresponding decrease in selling, general and administrative expenses.

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

     Zenex  Communication    was  encumbered   by   an   industry   experiencing
consolidation,  a   commoditization  of  long  distance  minutes,  bankruptcies, over-capacity and economic downturn. In November 2002, Communications agreed with Red River Networks, LLC, an unaffiliated entity, to transfer its operations. Red River purchased Communications' service contracts (its customers) for $27,843 and acquired an option to purchase Communications' switching and other telecommunications equipment for the assumption of the office lease and $407, 900 in bank borrowings. Pending the exercise or lapse of the purchase option, Red River agreed to operate Communications'
telecommunications switch and system and to pay its office lease, certain borrowings and certain long distance carrier charges in exchange for Communications' receivables.

     While the parties have never completed definitive agreements, Red River has continued to service the bank borrowings and has assumed the office lease. If it were to cease payments, we would again become responsible for paying the borrowings that Red River is currently paying.

     Communications filed for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code on May 20, 2003, and was discharged and dissolved.

Critical  Accounting  Policies  and  Estimates

General

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for doubtful accounts, the useful lives of fixed assets, impairment of long-lived assets and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Results  of  Operations  -  2003  vs.  2002

     Revenues. Revenues for the year ended December 31, 2003 were $19,309,814. Revenues for the year ended December 31, 2002, were $2,869,792. The periods are not comparable. Revenues for 2003 reflect an entire year of Aduddell Roofing operations. Revenues from 2002 primarily reflect the fourth quarter revenues of Aduddell Roofing, which was acquired effective October 1, 2002. Aduddell Roofing (pro forma) revenues for the year ended December 31, 2002, were approximately $12.5 million. See footnote 19. The increase in 2003 revenues from 2002 revenues resulted from: (i) work on a General Motors facility that suffered catastrophic storm damage in May 2003 ($3.7 million), and (ii) general increases in sales efforts.

     Operating Expenses. Operating expenses for the year ended December 31, 2003, were $17,722,745 or 92%. Operating expenses for the year ended December 31, 2002, were to $3,345,049 or 116.5% of revenue. The periods are not comparable. Operating expenses for 2003 reflect an entire year of Aduddell Roofing operations, while the operating expenses from 2002 primarily reflect the fourth quarter revenues of Aduddell Roofing. Aduddell Roofing (pro forma) operating expenses for the year ended December 31, 2002, were approximately $12.7 million. See footnote 19. The percentage of operating expenses to revenues for 2003 is generally consistent with Aduddell Roofing's historical performance.

The level of operating expenses for the year ended December 31, 2002, was impacted by higher costs associated with increases in sales staff and increased insurance rates.

     Operating Income (Loss). Operating income for the year ended December 31, 2003, was $1,240,544 compared to an operating loss of $753,682 for the year ended December 31, 2002. Again, the periods are not comparable since the 2002 results reflect only the fourth quarter activities of Aduddell Roofing. The strength of the 2003 operating income was largely attributable to second quarter operating income of $1,377,932, which resulted from increased revenue due to tornado damage during the second quarter. The 2002 operating loss was attributable to $320,000 in merger costs and a loss of $271,000 on the sale of securities. The 2002 operating results were also affected by Aduddell Roofing's loss of $266,000.

     Discontinued Operations. The operations of Zenex Communications were discontinued in the fourth quarter of 2002. For the year ended December 31, 2002, we realized a loss of $1,146,457. Included in the loss is the write-off of $713,703 in unamortized goodwill. For the year ended December 31, 2003, we realized a net gain of $122,000 from the discontinued operations of Zenex Communications. The net gain includes a loss on the sale of discontinued operations of $1,190,335 and a gain from the forgiveness of debt due to the insolvency filing of Zenex Communications of $1,312,777.

     The Company has transferred much of the former operations of Zenex Communications to an unaffiliated third party, Red River Network, LLC, although the transaction documents have not been signed. The Company has guaranteed Zenex Communication notes totaling approximately $332,000 at December 31, 2003. Red River is currently servicing these notes. If Red River does not complete the acquisition, the Company would be required to service approximately $7,000 in monthly principal and interest payments under the notes.

     Net Income (Loss). The net income for the year ended December 31, 2003, was $1,362,986, compared to $(1,900,139) for the year ended December 31, 2002. Net income for 2003 was aided by operating net income of $1,240,544 and a net gain of $122,442 resulting from the discontinued operations of Zenex Communications. The net loss for 2002 is a combination of the operating loss of $753,682 and the loss from discontinued operations of $1,146,457. Aduddell Roofing had a $88,000 loss for the (pro forma) year ended December 31, 2002. These results were influenced by the factors identified above under Operating Income (Loss) and Discontinued Operations.

     The acquisition of Aduddell Roofing and the discontinuation of Communications represent a dramatic shift. Having discontinued the Communications' operations, we believe that the results of operations for future periods will be stronger than in previous periods.

Liquidity  and  Capital  Resources

Year  Ended  December  31,  2003

     Total assets increased from $7,586,359 to $8,239,663, liabilities decreased from $5,369,668 to $4,413,354 and shareholders' equity increased from $2,216,691 to $3,826,309 from December 31, 2002, to December 31, 2003. The increase in assets comes from higher account receivables and costs and estimated earnings in excess of billings, which stem from greater activity.

     Net cash decreased from $612,844 at December 31, 2002, to $400,407 at December 31, 2003, primarily due to reductions in current liabilities and long-term debt. For the year ended December 31, 2003, net cash provided by operating activities was $550,924. Net cash used in investing activities during this period was $82,208. Net cash used by financing activities during this period was $678,694, primarily from reductions of the line of credit. At December 31, 2003, we had a working capital of $964,366 compared to a working capital deficit at December 31, 2002, of $589,487. The increase in working capital resulted from higher levels of activity, which generated more cash and account receivables.

Off-Balance  Sheet  Arrangements

     We have operating leases and a loan guaranty that are not accrued on the balance sheet. The payments due under these leases are disclosed in footnote 16 and contingent a loan guaranty are disclosed in footnote 18 of the Financial
Statements. Other than these leases and guaranties, we have no contractual commitments that do not appear on the balance sheets as of December 31, 2003:

Adequacy  of  Current  Liquidity

     We meet all of our funding needs for ongoing operations with internally generated cash flows from operations, with bank credit lines and with existing cash and short-term investment balances. We believe that existing cash, cash equivalents, and short-term investments, together with cash generated from operations, will be sufficient to meet our cash requirements for 2004. To ensure available capital, we maintain a $2.0 million line of credit. The credit line balance at December 31, 2003, was $733,743. We have no material commitments for capital expenditures at this time.

                                  RISK FACTORS

You should carefully consider the risks described below in evaluating our businesses.

Dependence  on  Experienced  Sales  Personnel  for  Growth

     We intend to grow primarily through the efforts of our experienced sales personnel, who operate within strategic areas to expand our existing and new markets. Our growth strategy presents risks that, singularly or in any combination, could materially adversely affect our business, financial condition and results of operations. These risks include the possibility of increased competition for a limited number of persons, the inability of such persons to deliver their historical customer base, and lower profit margins from higher sales costs. The success of our growth strategy will depend on the extent to which we are able to identify, hire and retain experienced and talented sales personnel, and no assurance can be given that our strategy will succeed. Competition for experienced and talented personnel could limit our ability to locate these persons and could increase the cost of their employment. See "Business - Aduddell Roofing".

Seasonality;  Quarterly  Fluctuations;  General  Economic  Conditions

     Our results of operations and the demand for our roofing services will fluctuate from quarter to quarter due to a variety of factors, including adverse weather conditions. For example, mild, dry weather results in reduced demand for repair services. Conversely, adverse weather increases the number of roofs in need of repair, but due to the increased demand and the inability to render services during such periods, severe weather can delay the time it takes to complete a roofing project. While we attempt to concentrate our business in the southern half of the United States to increase winter productivity, we expect our revenues and operating results generally will be lower in the first and fourth quarters. The roofing industry is sensitive to economic conditions, including national, regional and local slowdowns in construction, commercial, industrial and/or real estate activity and weakening demand for roofing services. New roof construction is particularly sensitive to economic conditions. Our operating results may be adversely affected by increases in interest rates that may lead to a decline in economic activity. There can be no assurance that adverse economic conditions will not have a material adverse effect on our business, financial condition and results of operations.

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

Dependence  on  Key  Personnel

     Our operations depend on the continuing efforts of our executive officers and on our existing sales personnel and sales personnel that we hire in the future. Our business could be affected adversely if these persons do not continue in their management roles or sales capacities and we are unable to attract and retain qualified replacements.

Control  by  Existing  Shareholder

     Tim Aduddell, a director, beneficially owns approximately 67.4% of the outstanding Common Stock. He has substantial influence on us, which influence might not be consistent with the interests of other shareholders, and on the outcome of any matters submitted to our shareholders for approval. Mr. Aduddell is able to exercise control over our affairs, including the election of the entire Board of Directors and any matter submitted to a vote of shareholders.

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

Potential  Effect  of  Shares  Eligible for Future Sale on Price of Common Stock

     We currently have 48,737,921 shares of Common Stock outstanding. Of these shares, 30,306,523 are "restricted" under Federal securities laws and may be resold publicly only following their effective registration under the Securities Act of 1933, as amended (the "Securities Act"), or pursuant to an available exemption (such as provided by Rule 144 under the Securities Act following a holding period for previously unregistered shares) from the registration requirements of the Securities Act. Sales made pursuant to Rule 144 must comply with our applicable holding periods, volume limitations and other requirements. Some of these shares are currently eligible for sale under Rule 144. The effect, if any, of the availability for sale, or sale, of the shares of Common Stock eligible for future sale on the market price of the Common Stock prevailing from time to time is unpredictable, and no assurance can be given that the effect will not be adverse.

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

     -  changes  in  the  economy;

     .-  changes  in  our  relationships  with  our  customers  and  suppliers.

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

Item  7.  Financial  Statements

     The financial statements are presented beginning on page F-1 thru F-23 of this report

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There  have  been  neither  changes  in nor disagreements with accountants.

Item  8A.  Controls  and  Procedures

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our principal executive officer and our principal financial officer, who concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

                                    PART III

Item  9.  Directors  and  Executive  Officers  of  the  Registrant

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

Item  13.  Exhibits  and  Reports  on  Form  8-K

(a)  Exhibits

       Exhibit No.             Description of Exhibit

          2.1 Agreement and Plan of Split-off and Merger, dated as of September 27, 2002, by and among Zenex International, its subsidiary and Aduddell Roofing (filed as exhibit to our Form 8-K/A filed on November 15, 2002)

          3.1          Amended and Restated  Articles of  Incorporation of Zenex
                       (filed  as   exhibit  to   our   Form  S-3   Registration
                       Statement  filed  on August 2, 2000)

          3.2 Amended and Restated Bylaws of Zenex (filed as exhibit to our Form S-3 Registration Statement filed on August 2,
                       2000).

          3.3 Amendment to the Articles of Incorporation of Lone Wolf Energy, Inc. changing the name to Zenex Telecom, Inc. effective November 29, 2001 (filed as exhibit to our Form 8-K filed on November 28, 2001)

          3.4 Amendment to the Articles of Incorporation changing Zenex Telecom, Inc. to Zenex International, Inc. effective August 6, 2002 (filed as exhibit to our Form 8-K filed on August 154, 2002)

         10.1 Agreement and Plan Reorganization dated May 5, 2000, by and among Lone Wolf Energy, Inc., Prestige Investments, Inc., Zenex Long Distance, Inc., and others (filed as exhibit to our Form 8-K filed on May 19,2000)

         10.2          Plan  and  Agreement  of  Merger  dated  May 5, 2000,  by
                       and  among  Lone Energy,  Inc.,   Lone  Wolf  Acquisition
                       Sub I, Inc., ChurchLink.com, Inc. and Switchless Resellers Services, Inc. (filed as exhibit to our Form S-3 Registration Statement filed on August 2,
                       2000).

         10.3 Registration Rights Agreement dated May 5, 2000, by and between Lone Energy, Inc. and Switchless Reseller Services, Inc. (filed as exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002) (filed as exhibit to our Form S-3 Registration Statement filed on August 2, 2000).

         10.4 Stock Purchase Agreement executed as of March 7, 2002 (filed as exhibit to our Form 8-K filed on March 19,
                       2002)

         10.5 Purchase Agreement dated November 25, 2002, with Red River Network, LLC (filed as exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002)

         10.6 Option Agreement dated November 25, 2002, with Red River Network, LLC, as amended (filed as exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002)

         10.7 Service Agreement dated November 25, 2002, with Red River Network, LLC, as amended (filed as exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002) Assignment Agreement dated December 4, 2002, between Time Advisors,

         10.8          L.P. and  Red River Network, LLC (filed as exhibit to the

                       Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002)

         14            Code of  Ethics  for  Directors  and  Executive  Officers

         21.1          Subsidiaries  of  Zenex

         31.1          Rule  13a-14(a)  Certifications

         32.1          Section  1350  Certification
---------------------------------
         *  Denotes a management contract or compensatory plans or arrangements.

(b)  Reports  on  Form  8-K:

Item  14.  Principal  Accountant  Fees  and  Services

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

                                     Zenex  International,  Inc.

March  30,  2004                     By:/s/Ron  Carte
                                        ----------------------------------------
                                        President and Chief Executive Officer

                                     By:/s/Debra  G.  Morehead
                                        ----------------------------------------
March  30,  2004                        Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Name                           Title                             Date
      ----                           -----                             ----

/s/Ron  Carte            Chairman  of  the  Board  of             March 30, 2004
                         Directors, President and
                         Chief Executive Officer

/s/Debra  G.  Morehead   Secretary/Treasurer and                  March 30, 2004
                         Chief Financial Officer
                         and a Director

/s/ Tim Aduddell         Director                                 March 30, 2004

                            ZENEX INTERNATIONAL, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 and 2001


                                    Contents


Independent  Auditor's  Report                                              F-3

Audited  Consolidated  Financial  Statements:

     Consolidated  Balance  Sheets                                        F-5-6

     Consolidated  Statements  of  Operations                             F-7-8

     Consolidated  Statements  of  Stockholders'  Equity                    F-9

     Consolidated  Statements  of  Cash  Flows                          F-10-11

     Notes  to  the  Financial  Statements                              F-12-23

                          Independent auditor's Report




Stockholders  and  Board  of  Directors
Zenex  International,  Inc.

We have audited the accompanying consolidated balance sheets of Zenex International, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and the disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zenex International, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Sutton  Robinson  Freeman  &  Co.,  P.C.
Certified  Public  Accountants

Tulsa,  Oklahoma
March  16,  2004

                            ZENEX INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

                                                         2003          2002
                                                    -----------     -----------

                                     Assets
Current  Assets
  Cash                                              $   400,407     $   612,844
  Accounts receivable                                 3,210,159       2,684,215
  Costs and estimated  earnings  in  excess  of
    billings on uncompleted contracts                   941,635          12,477
  Shareholder  receivable                                     -           1,828
  Officer receivable                                    214,562         213,672
  Income  tax  receivable                                     -         136,592
  Prepaid expenses                                       96,337         208,320
  Employee and other receivables                         95,454         239,063
                                                    -----------     -----------
                                                      4,958,554       4,109,011
                                                    -----------     -----------


Non-Current  Related  Party  Receivable               1,669,343       1,615,693
                                                    -----------     -----------


Property and Equipment                                1,779,557       1,758,666
  Less:  accumulated depreciation                    (1,219,301)     (1,129,267)
                                                    -----------     -----------
                                                        560,256         629,399
                                                    -----------     -----------

Other
  Marketable equity securities                            4,510           2,050
  Deferred tax asset                                  1,047,000       1,230,206
                                                    -----------     -----------
                                                      1,051,510       1,232,256
                                                    -----------     -----------

                                                    $ 8,239,663     $ 7,586,359
                                                    ===========     ===========



    See accompanying notes to financial statements and accountant's report.

                            ZENEX INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

                                                         2003          2002
                                                    -----------     -----------
       Liabilities and Stockholders' Equity

Current  Liabilities
  Advances on line of credit                        $   733,743     $ 1,175,000
  Current portion of long-term debt                     872,401         906,442
  Accounts and subcontract payables                   1,696,051       1,453,548
  Zenex stock acquisition payable  (note 11)                  -         317,647
  Accrued liabilities                                   285,179         346,360
  Insurance payable                                      42,579         179,168
  Income  tax  payable                                  161,597               -
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                   202,638         320,333
                                                    -----------     -----------
                                                      3,994,188       4,698,498
                                                    -----------     -----------

  Long-Term Debt (Net of Current Portion)               419,166         582,353
                                                    -----------     -----------

Net  Liabilities of Discontinued Subsidiary                   -          88,817
                                                    -----------     -----------

Stockholders'  Equity
  Preferred stock ($0.001 par value, 20,000,000
    shares authorized, no shares issued and                   -               -
     outstanding)
  Common stock ($0.001 par value, 100,000,000
    shares  authorized,  47,836,558  and
    48,342,290 shares  issued and outstanding
    at  December  31, 2003 and 2002)                     47,836          48,342
  Paid-in capital                                     4,861,532       4,616,853
  Unrealized gain (loss) on available-for-sale
    securities                                          (18,945)        (21,404)
  Retained earnings (deficit)                        (1,064,114)     (2,427,100)
                                                    -----------     -----------
                                                      3,826,309       2,216,691
                                                    -----------     -----------

                                                    $ 8,239,663     $ 7,586,359
                                                    ===========     ===========

    See accompanying notes to financial statements and accountant's report.

                            ZENEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  DECEMBER 31,

                                                         2003          2002
                                                    -----------     -----------
Revenues                                            $ 19,309,814    $ 2,869,792

Operating  Expenses
  Cost  of  sales                                     16,210,622      2,955,637
  Selling,  general  and  administrative               1,423,122        370,848
  Warranty  expense                                       89,001         18,564
                                                    ------------    -----------
                                                      17,722,745      3,345,049
                                                    ------------    -----------

Operating  Income  (Loss)                              1,587,069       (475,257)

Other  Income  (Expense)
  Interest  income                                        74,157         25,704
  Merger  related  expenses                                    -       (320,000)
  Realized  (loss)  on  sale  of  securities                   -       (270,951)
  Gain  (loss)  on  sale  of equipment                      (868)         6,510
  Other  income                                           18,252          2,720
                                                    ------------    -----------
                                                          91,541       (556,017)
                                                    ------------    -----------

Net  Income  (Loss)  from  Operations
  Before  Income  Taxes                                1,678,610     (1,031,274)

  Income  tax  (expense)  benefit                       (438,066)       277,592
                                                    ------------    -----------

Net  Income  (Loss)  Before  Discontinued
  Operations  and  Sale  of  Discontinued
  Business                                             1,240,544       (753,682)

Discontinued  Operations

  Income  (loss)  from  discontinued  business
    operations  net  of income taxes                           -     (1,146,457)

  Gain  (loss)  on  forgiveness  of  debt  from
    discontinued operations net of income taxes        1,312,777              -

  Gain  (loss)  on  sale  of  discontinued
    operations  net of income taxes                   (1,190,335)             -
                                                    ------------    -----------

Net  Income  (Loss)                                    1,362,986     (1,900,139)


    See accompanying notes to financial statements and accountant's report.

                            ZENEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  DECEMBER 31,

                                                         2003          2002
                                                    -----------     -----------
Other  Comprehensive  Income
  Unrealized  holding  gains  (losses)                     2,459       (275,392)
  Reclassification  adjustment                                 -        270,882
                                                    ------------    -----------

Comprehensive  Income  (Loss)                       $  1,365,445    $(1,904,649)
                                                    ============    ===========

  Primary  Earnings (Loss) per Share                $      0.028    $    (0.039)
                                                    ============    ===========
  Fully  Diluted Earnings (Loss) per Share          $      0.017    $    (0.039)
                                                    ============    ===========

  Earnings  (Loss)  per  Share  from
    Discontinued  Operations                        $      0.002    $    (0.024)
                                                    ============    ===========

  Earnings  (Loss)  per  Share  from
    Continuing  Operations                          $      0.026    $    (0.015)
                                                    ============    ===========






    See accompanying notes to financial statements and accountant's report.

                            ZENEX INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Years Ended DECEMBER 31, 2003 and 2002

                                                                                            Unrealized
                                  Shares of                      Additional                   Holding       Total
                                    Common   Common   Treasury     Paid in     Accumulated     Gains     Stockholders'
                                    Stock     Stock     Stock      Capital       Deficit      (Losses)      Equity
                                 -------------------------------------------------------------------------------------
Balance at December 31, 2001     27,508,290  $ 27,508  $     -    $1,351,953  $  (526,961)   $(270,882)  $   581,618
                                 ----------  --------  -------    ----------  -----------    ---------   -----------
  Common Stock Issued for Cash    3,334,000     3,334        -        96,666            -            -       100,000
  Common Stock Issued for
    Services                      7,500,000     7,500        -       232,500            -            -       240,000
  Common  Stock  Issued
    for  Acquisition             10,000,000    10,000        -     2,935,734            -      (16,894)    2,928,840
    Unrealized Holding (Loss)             -         -        -             -            -       (4,510)       (4,510)
    Realized  Holding  (Loss)             -         -        -             -            -      270,882       270,882
  Net Loss                                -         -        -             -   (1,900,139)           -    (1,900,139)
                                 ----------  --------  -------    ----------  -----------    ---------   -----------
Balance at December 31, 2002     48,342,290    48,342        -     4,616,853   (2,427,100)     (21,404)    2,216,691
                                 ----------  --------  -------    ----------  -----------    ---------   -----------

  Common  Stock  Issued
    Earn-Out  Conversion          2,494,268     2,494        -       241,679            -            -       244,173
  Non Performance Shares         (3,000,000)   (3,000)       -         3,000            -            -             -
  Unrealized Holding Gain                 -         -        -             -            -        2,459         2,459
  Net  Income                             -         -        -             -    1,362,986            -     1,362,986
                                 ----------  --------  -------    ----------  -----------    ---------   -----------

Balance at December 31, 2003     47,836,558  $ 47,836  $     -    $4,861,532  $(1,064,114)   $ (18,945)  $ 3,826,309
                                 ==========  ========  =======    ==========  ===========    =========   ===========





    See accompanying notes to financial statements and accountant's report.

                            ZENEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Years ended DECEMBER 31,

                                                         2003          2002
                                                    -----------     -----------

Cash  Flows  from  Operating  Activities
  Net income (loss)                                 $ 1,365,445     $(1,900,139)

  Reconciliation of net income to net cash provided by operating activities:

    Depreciation and amortization                       176,633         254,822
    Investments transferred for compensation                  -          64,368
    Issuance of debt for interest expense                 1,404               -
    Bad  debt  write-off                                      -         189,899
    Gain on sale of property and equipment            1,127,883          (6,510)
    Realized gain on forgiveness of debt             (1,312,777)              -
    Realized loss on disposal of securities                   -         270,813
    Issuance of common stock for services                     -         240,000
    (Increase)  Decrease  from  changes  in:
      Accounts receivable                              (525,944)        194,204
      Costs  and  estimated  earnings  in
        excess  of billings  on
        uncompleted  contracts                         (929,158)        997,592
      Shareholder  receivable                             1,828          (1,828)
      Officer  receivable                                  (890)           (718)
      Income  tax  receivable                           136,592        (107,000)
      Related  party  receivable                        (53,650)        (25,591)
      Deferred  taxes                                    94,559        (972,649)
      Deposits                                                -           2,594
      Inventory                                               -           7,000
      Prepaid  expenses                                 111,983          95,572
      Employee and other receivables                    143,609         238,373
    Increase  (Decrease)  from  changes  in:
      Accounts payable                                  377,772         299,497
      Insurance  payable                               (136,589)        (81,717)
      Accrued liabilities                               (71,678)        197,704
      Income  tax  payable                              161,597               -
      Billings in excess of costs and estimated
        earnings on uncompleted contracts              (117,695)        (30,599)
      Prepayments  and  customer deposits                     -          41,797
                                                    -----------     -----------

  Net adjustments to net income                        (814,521)      1,867,623
                                                    -----------     -----------

  Net cash provided (used) by operating activities      550,924         (32,516)
                                                    -----------     -----------

    See accompanying notes to financial statements and accountant's report.

                            ZENEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Years ended DECEMBER 31,

                                                         2003          2002
                                                    -----------     -----------
Cash  Flows  from  Investing  Activities
  Cash  received  from  Aduddell  acquisition                 -         448,331
  Proceeds from sale of property and equipment            5,000           4,000
  Purchase of property and equipment                    (87,208)       (199,203)
                                                    -----------     -----------

  Net cash used by investing activities                 (82,208)        253,128
                                                    -----------     -----------

Cash  Flows  from  Financing  Activities
  Change  in  notes  receivable                               -           1,000
  Net  change  in  line  of  credit                    (441,257)        (25,000)
  Proceeds  from  long-term  debt                       249,953         546,070
  Retirement  of  long-term  debt                      (487,390)       (230,177)
  Proceeds  from  issuance of common stock                    -         100,000
                                                    -----------     -----------

  Net cash provided (used) by financing activities     (678,694)        391,893
                                                    -----------     -----------

Net Increase (Decrease) in Cash                        (209,978)        612,505

Cash  at  Beginning  of  Period                         612,844             339
                                                    -----------     -----------

Cash  at  End  of  Period                           $   402,866     $   612,844
                                                    ===========     ===========

Supplemental  Disclosure  of  Cash  Flow
  Information

  Cash  paid  for:
    Interest                                        $   150,850     $   149,181
    Taxes                                                 3,103             634

Supplemental  Schedule  of  Non-Cash
  Investing  and  Financing  Activities

  Fixed asset additions                             $    38,803     $    28,557
                                                    -----------     -----------
  Liabilities  assumed or incurred                  $    38,803     $    28,557
                                                    ===========     ===========

  Liabilities transferred with fixed asset disposal $         -     $    20,871
                                                    ===========     ===========

  Common stock issued for services                  $    35,000     $   240,000
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

The purpose of the merger was to effect the acquisition by the Company of Aduddell Roofing & Sheet Metal, Inc., after splitting off the non-operating assets of Aduddell Roofing into a separate company to be owned by Tim Aduddell.

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

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)
-----------------------------------------------------------------------

The Company's December 31, 2003 consolidated balance sheet includes Aduddell Roofing. The December 31, 2002, consolidated balance sheet includes Aduddell Roofing and Zenex Communications. The assets of Zenex Communications and approximately $407,900 of notes were sold and assumed in April 2003 pursuant to the Red River Agreements. The consolidated statement of operations for the year ended December 31, 2003, includes Aduddell Roofing and the discontinued operations of Zenex Communications. The consolidated statement of operations for the year ended December 31, 2002, includes Aduddell Roofing from October 1, 2002, and the discontinued operations of Zenex Communications. All significant inter-company accounts have been eliminated in the consolidated financial statements. The consolidated financial statements include all adjustments, which, in the opinion of management are necessary in order to make the statements not misleading.

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

Fair  Value  of  Financial  Instruments

The Company's financial instruments include cash, receivables, notes receivable, marketable securities, short-term payables and notes payable. The carrying amounts of cash, receivables, and short-term payables approximate fair value due to their short-term nature. Marketable equity securities' fair values are estimates based on quoted market prices. The carrying amounts of notes receivable and payable approximate fair value based on interest rates currently available.

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

Net  Income  (Loss)  Per  Share

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

Although Aduddell Roofing had a significant number of customers for the year ended December 31, 2003, two customers accounted for 27%, and 26% of the revenue, respectively. Two of the customers accounted for 27% and 10% of the revenue for the period ended December 31, 2002.

The Company's receivables at December 31, 2003 and 2002, are from a small number of companies in various industries which could be subject to business cycle variations. As of December 31, 2002, the Company had two customers that accounted for 38% of the customer accounts receivable. As of December 31, 2003, the Company had four customers that accounted for 79% of the customer accounts receivable. This concentration subjects the Company to a credit risk if the general economy or the companies fail to perform.

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

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

NOTE  2  -  CONTRACT  RECEIVABLES
---------------------------------

Billed  contract  receivables  consist  of:

                                               December 31,     December 31,
                                                    2003            2002
                                               ------------     ------------
     Completed  contracts                      $    896,850     $    552,156
     Contracts  in  progress                      1,933,418        2,123,307
     Retainage                                      379,891            8,752
                                               ------------     ------------
                                                  3,210,159        2,684,215

     Less allowance for doubtful amounts                  -                -
                                               ------------     ------------
                                               $  3,210,159     $  2,684,215
                                               ============     ============

NOTE  3  -  SHAREHOLDER  AND  RELATED  PARTY  RECEIVABLE
--------------------------------------------------------

Advances to a company partially owned by the Company's majority shareholder totaled $1,669,343 and $1,615,693 as of December 31, 2003 and 2002,
respectively. The advances are secured by marketable securities and shareholder guaranty bearing interest at the federal mid-term rate. The note matures on January 1, 2007.

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  4  -  UNCOMPLETED  CONTRACTS
----------------------------------

Costs, estimated earnings, and billings on uncompleted contracts, are as follows:

                                               December 31,     December 31,
                                                    2003            2002
                                               ------------     ------------
     Costs incurred on uncompleted contracts   $  5,895,844     $  4,000,634
     Estimated  earnings  (loss)                    503,119          244,241
                                               ------------     ------------
                                                  6,398,963        4,244,875
     Billings  to  date                           5,659,966        4,552,731
                                               ------------     ------------
                                               $    738,997     $   (307,856)
                                               ============     ============

Included  in  the  accompanying  balance  sheet  under  the  following captions:

                                               December 31,     December 31,
                                                    2003            2002
                                               ------------     ------------
     Costs  and  estimated  earnings  in
       excess of billings on uncompleted
       contracts                               $    941,635     $    12,477
     Billings  in  excess  of  costs  and
       estimated earnings on uncompleted
       contracts                                   (202,638)       (320,333)
                                               ------------     -----------
                                               $    738,997     $  (307,856)
                                               ============     ===========

NOTE  5  -  PROPERTY  AND  EQUIPMENT
------------------------------------

Property and equipment are recorded at cost. Expenditures for repairs and maintenance are charged to operations when incurred. Major improvements and renewals that extend the useful life of the related asset are capitalized and depreciated over the remaining useful life. Depreciation and amortization are computed for financial and income tax reporting purposes using straight-line and accelerated methods over estimated useful lives ranging from five to ten years. Depreciation expense for the years ended December 31, 2003 and 2002 was $176,633 and $254,822, respectively.

The following table summarizes the classifications of property and equipment, total accumulated depreciation and the related estimated useful lives:

         Property  and  Equipment                 Cost                  Years
       -----------------------------   --------------------------       -----
                                       December 31,  December 31,
                                           2003          2002
                                       -----------   -------------
       Machinery and equipment         $   489,129   $    412,918       5-10
       Office furniture and equipment      162,345        160,951        5-7
       Transportation equipment          1,098,674      1,170,945         5
       Leasehold improvements               29,409         13,852         5
                                       -----------   ------------
                                         1,779,557      1,758,666
     Less:  accumulated depreciation     1,219,301      1,129,267
                                       -----------   ------------

     Net  property  and  equipment     $   560,256   $    629,399
                                       ===========   ============

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  6  -  MARKETABLE  EQUITY  SECURITIES
------------------------------------------

The Company's securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings. Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost in investments. Securities not classified as held-to-maturity or trading are classified as available-for-sale. Available-for-sale securities are recorded at fair value on the balance sheet with the change in fair value during the period excluded from earnings and reported as a separate component of Shareholders' Equity. All of the Company's securities are classified available-for-sale at December 31, 2003 and 2002. Unrealized holding losses on these securities totaled $18,945 and $21,404 at December 31, 2003 and 2002, respectively.

NOTE  7  -  LINE  OF  CREDIT
----------------------------

The Company has a $2,000,035 revolving line of credit. The line bears interest at 1.25% over the Wall Street Journal Prime Rate (currently 5.25) and is secured by all accounts, property and equipment and shareholder guaranty. The line matures on November 14, 2004. Outstanding advances totaled $733,743 and $1,175,000 at December 31, 2003 and 2002, respectively.

NOTE  8  -  LONG-TERM  DEBT
---------------------------

The  Company  has  the  following  long-term  debt  as  of:

                                                     December 31,   December 31,
                                                         2003           2002
                                                     ------------   ------------
     9.5%  note secured by all Zenex
     Communications equipment and common
     stock due in monthly  installments
     of $5,227, including interest,
     through January 2005                            $          -   $   123,605

     9.75%  note  secured by all Zenex
     Communications equipment and common
     stock due in  monthly  installments
     of  $2,124,  including  interest,
     through March 2005                                         -        52,662

     $450,000  line  of credit with interest
     payable monthly at 1.5% over Wall Street
     Prime secured by all assets of Zenex
     Communications and the personal guaranty of
     certain  Directors                                   450,000       450,000

     9.5%  note secured by all Zenex
     Communications equipment and common
     stock due in monthly  installments  of
     $6,301,  including  interest,  through
     February 2006                                             -        212,634

----------------------------------------

                                                     December 31,   December 31,
                                                         2003           2002
                                                     ------------   ------------
     10%  unsecured  note  due  in  monthly
     installments of $4,456 through April 2004                  -        80,422

     Note payable secured  by  all  accounts,
     equipment  and  general  intangibles,
     bearing interest  at  1.25%  over  New
     York  Prime (5.25%)  due  in  monthly
     installments  of $17,581  through
     November  2006                                       565,473             -

     Note  payable  secured  by  all
     Zenex Communications equipment, receivables
     and shareholder  guaranty  bearing
     interest at 3.5% over New York Prime,
     (currently 8.25%);  due in monthly
     installments of $5,602, including interest,
     to June 2006                                               -       212,061

     Notes  payable to shareholder bearing
     interest at 5% due in monthly installments
     of  $5,000  through  March  2005 with a
     balloon payment of $120,000 in September 2004        204,569       120,000

     Note payable secured by all accounts,
     equipment and general intangibles, bearing
     interest  at 3.5% over New York Prime (7.5%)
     due in quarterly principal payments
     of $18,050 plus interest through June 2006                 -       219,560

     0%  to 8.99% fixed rate notes secured by
     transportation equipment due in varying
     monthly  installments through  Sept  2005             64,379       280,967


     8%  to  9% fixed rate notes secured by
     real property due in varying installments
     through  March  2003                                       -       177,622

     4%  fixed  rate note secured by equipment,
     due in monthly installments of $1,825
     through  May  2004                                     7,146        28,585
                                                     ------------   -----------

                                                        1,291,567     1,958,118
     Less:  long-term  debt  classified  as
            net liabilities  of  discontinued
            operations                                          -       469,323

     Less:  current portion of long-term debt             872,401       906,442
                                                     ------------   -----------

                                                     $   419,166    $   582,353
                                                     ===========    ===========

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  8  -  LONG-TERM  DEBT  (continued)
----------------------------------------

Maturities  of  long-term  debt  as  of  December  31,  2003,  are  as  follows:

               Year                             Amount
               ----                         ------------
               2005                         $    239,071
               2006                              169,933
               2007                               10,162
                                            ------------
                                            $    419,166
                                            ============

Interest  expense  for  the  year  ended  December  31,  2003,  was  $113,216.

NOTE  9  -  INCOME  TAXES
-------------------------

At December 31, 2003, the Company had net operating losses of approximately $3,900,000 available to reduce future federal and state taxable income. Unless utilized, the carry forward amounts will begin to expire in 2012. For federal and state tax purposes, the Company's net operating loss carry forward amounts are subject to an annual limitation due to a greater than 50% change in stock ownership, as defined by federal and state tax law.

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

The  components  of  the  net  deferred  tax  asset  are  as  follows:

                                                 December 31,   December 31,
                                                     2003           2002
                                                 ------------   ------------
     Deferred  tax liability on depreciation     $   (48,000)   $  (169,794)
     Deferred tax asset for loss carry forward     1,340,150      1,755,000
                                                 -----------    -----------
     Deferred  tax  asset                          1,292,150      1,585,206

     Less:  valuation  allowance                     245,150        355,000
                                                 -----------    -----------

     Net  deferred  tax  asset                   $ 1,047,000    $ 1,230,206
                                                 ===========    ===========

The Company has established a valuation allowance for a portion of its net deferred tax asset due to the ownership changes limitation on the use of the loss carry forward.

NOTE  10  -  BACKLOG
--------------------

The estimated gross revenue on work performed on signed contracts at December 31, 2003, was $1,893,396.

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

In August 2002, an Agency Agreement was signed with a related party, (the "Agent") for assistance in commercial debt restructuring and conversion of the earn-out rights obligation into equity. Under the terms of the Agency Agreement, the Agent contacted and offered a Conversion Agreement to the former shareholders of Prestige. The Agent is to be compensated with 700,000 shares of common stock. The deemed value of the conversion is $0.52 per share. Under the terms of the Conversion Agreement, certain former Prestige shareholders converted their earn-out rights to Company stock. 1,794,268 shares of common stock were issued for the conversion and 700,000 shares issued under the Agency Agreement. As of December 31, 2003, approximately 89% of the former Prestige shareholders agreed to the conversion.

NOTE  12  -  COMMITMENTS  AND  CONTINGENCIES
--------------------------------------------

In regard to the Red River sale discussed in Note 18, the Company is the guarantor on notes totaling approximately $332,000. In the event that Red River does not sign the option agreement and execute an operating agreement, the Company will be required to service approximately $7,000 in monthly principal and interest payments.

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

NOTE  13  -  EARNINGS  PER  SHARE
---------------------------------

                                                 December 31,   December 31,
                                                     2003           2002
                                                 ------------   ------------
     Primary earnings per share: (in thousands)
       Common  shares  outstanding                 47,836,558     48,342,290
                                                 ------------   ------------
       Weighted  average  shares  outstanding      47,836,558     48,274,686
                                                 ------------   ------------
       Earnings  (loss)  per  share              $       .028   $      (.039)
                                                 ============   ============
     Fully  diluted  earnings  per  share:
       Common  shares  outstanding                 78,536,558     48,342,290
                                                 ------------   ------------
       Weighted  average  shares  outstanding      78,536,558     48,342,290
                                                 ------------   ------------
       Earnings  (loss)  per  share              $       .017   $      (.039)
                                                 ============   ============

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  14  -  LETTER  OF  CREDIT
-------------------------------

At December 31, 2003 the Company had a $175,000 letter of credit issued to its insurance carrier that matures on February 18, 2004.

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

In connection with the financing of certain equipment, 200,000 options at $0.08 per share were granted.

NOTE  16  -  RELATED  PARTY  TRANSACTION
----------------------------------------

Aduddell Roofing leases office and warehouse space from Aduddell Holdings, Inc., a corporation wholly owned by Tim Aduddell, a majority shareholder of the Company. The lease is for one year and expires on September 30, 2004. The monthly lease payments are $16,250. For the year ended December 31, 2003, rent expense totaled $182,500.

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

The purchase involved a cash price of $100,000, a termination of the Newman employment agreements, the substitution of certain Fireball principals for the Newmans as guarantors of corporate borrowings and the exchange of mutual releases.

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  18  -  DISCONTINUED  OPERATIONS
-------------------------------------

Zenex Communications, a subsidiary of the Company, entered into three agreements (the "Red River Agreements") with Red River Networks, LLC ("Red River"), an Oklahoma limited liability company, effective November 25, 2002. Red River provides consulting and related services in the long distance telecommunications industry. Zenex Communications is the owner of direct long distance services and prepaid accounts and is in the business of providing long distance telecommunications, in part, by means of its own switching equipment. Zenex Communications was unable to pay the amount owed to Global Crossings Bandwidth, Inc. ("Global"), Zenex Communications' primary carrier of long distance traffic. In an attempt to prevent the termination of services from Global and to allow Zenex Communications to continue to operate in a limited fashion and windup its affairs in an orderly manner, Zenex Communications and Red River agreed that (a) Red River would acquire Zenex Communications Customers (Book of Business) under the Purchase Agreement (b) Zenex Communications would issue to Red River an option to acquire Zenex Communications' equipment under the terms of an Option Agreement, and (c) Zenex Communications would retain Red River to provide certain services on the terms and conditions set forth in the Service Agreement. The three agreements effectively terminate the telecommunications segment of the Company.

Purchase  Agreement

Under the terms of the Purchase Agreement, Red River agreed to pay Global $27,843 to prevent the immediate termination of Zenex Communications' long distance services and to buy Zenex Communications' Book of Business, which includes all of the Customers and pre-paid accounts of Zenex Communications.

Option  Agreement

Under the terms of the Option Agreement (the "Option"), Zenex Communications granted Red River the exclusive and irrevocable option to purchase all of Zenex Communications' rights, title, and interest in certain switching and telecommunications equipment used in the direct long distance service provided by Zenex Communications. Additionally, Red River was to assume certain promissory notes with a remaining balance of approximately $332,000. The option expired on April 30, 2003, and there is no assurance that Red River will sign the option agreement.

Service  Agreement

Under the terms of the Service Agreement, Red River agreed to provide to Zenex Communications on a nonexclusive basis, services relating to the operations of the equipment under the Option Agreement for the benefit of the Book of Business purchased by Red River under the Purchase Agreement. Zenex Communications agreed to pay Red River a fee in the amount of the accounts receivable outstanding at November 25, 2002, approximately $632,000, and all accounts receivable arising during the term of the Service Agreement.

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
----------------------------------

As discussed in Note 1, the Company signed an agreement to acquire Aduddell Roofing on September 27, 2002, in a business combination which was accounted for as a purchase. The pro forma condensed consolidated statement of operation for the year ended December 31, 2002, is as follows:

                                                           2002
                                                       (thousands)
                                             --------------------------------
                                               Zenex     Aduddell    Combined
                                             --------    --------    --------
     Income                                  $      -    $ 12,526    $ 12,526

     Cost  of  Sales                                -      11,462      11,462
                                             --------    --------    --------

     Gross  Profit                                  -       1,064       1,064

     Operating  Expenses                          356       1,245       1,601

     Other  Income(Expense)                      (268)         77        (191)
                                             --------    --------    --------

     Net  Income(Loss)  before
       Discontinued  Operations                  (624)       (104)       (728)

     Discontinued  Operations,
       Net  of  Income  Taxes                  (1,146)          -      (1,146)

     Net Income(Loss) before Income Taxes      (1,770)       (104)     (1,874)

     Income  Tax  Benefit(Expense)                119          33         152
                                             --------    --------    --------

     Net  Income(Loss)                       $ (1,651)   $    (71)   $ (1,722)
                                             ========    ========    ========