Form 10QSB
period 2004-03-31
ZENEX INTERNATIONAL INC
filed 2004-05-21
CIK 928373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

      X Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934
                 For the quarterly period ended: March 31, 2004
                                       or
      Transition Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days: Yes [X] No [ ]

Shares  of  Common  Stock,  $.001  par  value,  outstanding  as of May 20, 2004:
47,836,558.

Transitional  Small  Business  Disclosure  Format:  Yes  [ ]  No  [X]

                            ZENEX INTERNATIONAL, INC.


                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item  1.  Financial  Statements

          Independent  Accountant's  Review  Report                           3

          Financial  Statements:

               Consolidated  Balance  Sheets                                4-5

              Consolidated  Statements  of  Operations                      6-7

              Consolidated  Statements  of  Cash  Flows                     8-9

              Notes  to  the  Financial  Statements                       10-20

Item  2.  Management's Discussion and Analysis or Plan of Operation          21

Item  3.  Controls  and  Procedures                                          25


                           PART II. OTHER INFORMATION


Item  6.   Exhibits  and  Reports  on  Form  8-K                             26

           Signatures                                                        26

                            ZENEX INTERNATIONAL, INC.

                         PART I - FINANCIAL INFORMATION

Item  1.  Financial  Statements  -  March  31,  2004  and  2003

This quarterly report on Form 10-QSB should be read in conjunction with Zenex International, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 2003.

                            Independent Review Report



Board  of  Directors  and  Stockholders
Zenex  International,  Inc.

We have reviewed the accompanying consolidated balance sheet of Zenex International, Inc. as of March 31, 2004, and the related consolidated statements of income for the three months ended March 31, 2004 and 2003, and the consolidated statements of cash flows for the three months ended March 31, 2004 and 2003 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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

The December 31, 2003 financial statements for Zenex International, Inc. were audited by us and we expressed an unqualified opinion in our report dated March 16, 2004, but we have not performed any auditing procedures since that date.


Sutton  Robinson  Freeman  &  Co.,  P.C.




Certified  Public  Accountants
Tulsa,  Oklahoma

May  12,  2004

                            ZENEX INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET

                                                      March 31,     December 31,
                                                        2004           2003
                                                    (Unaudited)
                                                    -----------     ------------
                                     Assets

Current  Assets
  Cash                                              $   155,674     $    400,407
  Accounts receivable                                 3,748,725        3,210,159
  Costs  and  estimated  earnings  in
    excess of billings on uncompleted contracts          48,810          941,635
  Officer receivable                                    216,332          214,562
  Income  tax  receivable                               136,592                -
  Prepaid expenses                                       33,249           96,337
  Employee and other receivables                        101,463           95,454
                                                    -----------     ------------
                                                      4,440,845        4,958,554
                                                    -----------     ------------


Non-Current  Related  Party  Receivable               1,683,115        1,669,343
                                                    -----------     ------------


Property and Equipment                                1,870,167        1,779,557
  Less:  accumulated depreciation                    (1,253,803)      (1,219,301)
                                                    -----------     ------------
                                                        616,364          560,256
                                                    -----------     ------------

Other
  Marketable equity securities                            3,485            4,510
  Deferred tax asset                                  1,053,000        1,047,000
                                                    -----------     ------------
                                                      1,056,485        1,051,510
                                                    -----------     ------------

                                                    $ 7,796,809     $  8,239,663
                                                    ===========     ============




              See accompanying notes and accountant's review report.

                            ZENEX INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET

                                                      March 31,     December 31,
                                                        2004           2003
                                                    (Unaudited)
                                                    -----------     ------------
    Liabilities  and  Stockholders'  Equity
Current  Liabilities
  Advances on line of credit                        $ 1,356,320     $   733,743
  Current portion of long-term debt                     852,765         872,401
  Accounts and subcontract payables                   1,067,214       1,696,051
  Accrued liabilities                                   292,620         285,179
  Insurance payable                                      17,340          42,579
  Income tax payable                                          -         161,597
  Billings  in  excess  of  costs  and
    estimated earnings on uncompleted contracts         502,396         202,638
                                                    -----------     -----------
                                                      4,088,655       3,994,188
                                                    -----------     -----------

Long-Term Debt (Net of Current Portion)                 337,908         419,166
                                                    -----------     -----------

Stockholders'  Equity
  Preferred stock ($0.001 par value, 20,000,000
    shares authorized, no shares issued and                   -               -
    outstanding)
  Common  stock  ($0.001  par  value,  100,000,000
    shares  authorized,  47,836,558  and  47,836,558
    shares issued and outstanding at March 31,
    2004 and December 31, 2003)                          47,836          47,836
  Paid-in capital                                     4,861,532       4,861,532
  Unrealized gain (loss) on available for
    sale securities                                     (19,970)        (18,945)
  Retained earnings (deficit)                        (1,519,152)     (1,064,114)
                                                    -----------     -----------
                                                      3,370,246       3,826,309
                                                    -----------     -----------

                                                    $ 7,796,809     $ 8,239,663
                                                    ===========     ===========



              See accompanying notes and accountant's review report.

                            ZENEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three  Months  Ended
                                                              March  31,
                                                          2004          2003
                                                      -----------   -----------
Revenues                                              $ 2,396,872   $ 1,477,008

Operating  Expenses
  Cost  of  sales                                       2,886,464     1,276,926
  Selling,  general  and  administrative                  248,262       764,426
  Warranty  expense                                        43,507        18,221
                                                      -----------   -----------
                                                        3,178,233     2,059,573
                                                      -----------   -----------

Operating  Income  (Loss)                                (781,361)     (582,565)

Other  Income  (Expense)
  Interest  income                                         17,559        22,567
  Gain  (loss)  on  sale  of  equipment                    (4,998)        5,000
  Other  income                                             9,698         6,391
                                                      -----------   -----------
                                                           22,259        33,958
                                                      -----------   -----------

Net  Income  (Loss)  from  Operations
  Before  Income  Taxes                                  (759,102)     (548,607)

  Income  tax  (expense)  benefit                         304,064       221,192
                                                      -----------   -----------


Net  Income  (Loss)  Before  Discontinued
  Operations  and  Sale  of  Discontinued
  Business                                            $  (455,038)   $ (327,415)


              See accompanying notes and accountant's review report.

                            ZENEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three  Months  Ended
                                                              March  31,
                                                          2004          2003
                                                      -----------   -----------
Discontinued  Operations


  Gain on forgiveness of debt from discontinued
   operations  net  of income taxes                   $         -   $ 1,312,777

  Gain (loss) on sale of discontinued operations
    net  of  income  taxes                                      -    (1,127,014)
                                                      -----------   -----------

Net  Income  (Loss)                                      (455,038)     (141,652)

Other  Comprehensive  Income:
  Unrealized  holding  gains  (losses)                     (1,025)       (1,230)
  Reclassification  adjustment                                  -             -
                                                      -----------   -----------

Comprehensive  Income  (Loss)                         $  (456,063)  $  (142,882)
                                                      ===========   ===========

  Primary Earnings (Loss) per Share                   $    (0.010)  $    (0.003)
                                                      ===========   ===========

  Fully Diluted Earnings (Loss) per Share             $    (0.006)  $    (0.003)
                                                      ===========   ===========

  Earnings  (Loss)  per  Share  from
    Discontinued  Operations                          $         -   $     0.004
                                                      ===========   ===========

  Earnings  (Loss)  per  Share  from
    Continuing  Operations                            $    (0.010)  $    (0.007)
                                                      ===========   ===========







              See accompanying notes and accountant's review report.

                            ZENEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW


                                                        Three  Months  Ended
                                                             March  31,
                                                         2004           2003
                                                    -------------  -------------
Cash  Flows  from  Operating  Activities
  Net income (loss)                                 $  (455,038)   $  (141,652)

  Reconciliation of net income (loss) to net cash provided by operating activities:

    Depreciation and amortization                        42,518          42,620
    Gain (loss) on sale of property and equipment         4,998       1,127,014
    Realized  gain  on forgiveness of debt                    -      (1,317,777)
    (Increase)  Decrease  from  changes  in:
      Accounts receivable                              (538,566)        977,191
      Costs  and  estimated  earnings  in  excess
        of billings on uncompleted contracts            892,825         (28,935)
      Shareholder  receivable                                 -             463
      Officer receivable                                 (1,770)         (2,671)
      Income  tax  receivable                          (136,592)              -
      Related party receivable                          (13,772)        (12,926)
      Deferred  taxes                                    (6,000)       (221,441)
      Prepaid expenses                                   63,088         123,443
      Employee and other receivables                     (6,009)        161,785
    Increase  (Decrease)  from  changes  in:
      Accounts payable                                 (628,837)       (658,928)
      Insurance payable                                 (25,239)         27,946
      Accrued liabilities                                 7,441         (17,967)
      Income  tax  payable                             (161,597)              -
      Billings  in  excess  of  costs  and
        estimated earnings on uncompleted
        contracts                                       299,758          67,184

    Net adjustments to net income                      (207,754)        267,001
                                                    -----------    ------------
    Net cash provided (used) by
      operating activities                             (662,792)        125,349
                                                    -----------    ------------


              See accompanying notes and accountant's review report.

                            ZENEX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW


                                                        Three  Months  Ended
                                                             March  31,
                                                         2004           2003
                                                    -------------  -------------
Cash  Flows  from  Investing  Activities
  Proceeds from sale of property and equipment            5,985           5,000
  Purchase of property and equipment                   (109,609)        (28,950)
                                                    -----------    ------------

  Net  cash  provided  (used)  by
    investing  activities                              (103,624)        (23,950)
                                                    -----------    ------------

Cash  Flows  from  Financing  Activities
  Net  change  in  line  of  credit                     622,577         (40,000)
  Proceeds  from  long-term  debt                             -         120,000
  Retirement  of  long-term  debt                      (100,894)       (245,520)
                                                    -----------    ------------

  Net cash provided (used)
    by financing activities                             521,683        (165,520)
                                                    -----------    ------------

Net Increase in Cash                                   (244,733)        (64,121)

Cash  at  Beginning  of  Period                         400,407               -
                                                    -----------    ------------

Cash  at  End  of  Period                           $   155,674    $    (64,121)
                                                    ===========    ============

Supplemental  Disclosure  of  Cash  Flow
  Information

  Cash  paid  for:
    Interest                                        $    44,609    $     43,359
    Taxes                                                   125             250
                                                    -----------    ------------

Supplemental  Schedule  of  Non-Cash
  Investing  and  Financing  Activities

  Fixed  asset  additions                           $         -    $     38,803
                                                    -----------    ------------
  Liabilities  assumed  or  incurred                          -          38,803
                                                    ===========    ============

   Common  stock  issued for services               $         -    $     35,000
                                                    ===========    ============








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

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)
-----------------------------------------------------------------------

The  Company's  March  31, 2004 and December 31, 2003 consolidated balance sheet
includes  Aduddell  Roofing.    The  assets  of  Zenex  Communications  and
approximately $407,900 of note and accounts payable were sold and assumed in April 2003 pursuant to the Red River Agreements. The consolidated statement of operations for the three months ended March 31, 2004 includes Aduddell Roofing. The consolidated statement of operations for the year ended December 31, 2003, includes Aduddell Roofing and the discontinued operations of Zenex Communications. All significant inter-company accounts have been eliminated in the consolidated financial statements. The consolidated financial statements include all adjustments, which, in the opinion of management are necessary in order to make the statements not misleading.

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

Although Aduddell Roofing had a significant number of customers for the period ended March 31, 2004, two customers accounted for 30% and 28% of the revenue, respectively. Two customers accounted for 27% and 26% of the revenue for the period ended December 31, 2003.

The Company's receivables at March 31, 2004 and December 31, 2003, are from a small number of companies in various industries which could be subject to business cycle variations. As of March 31, 2004, the Company had three customers that accounted for 57% of the customer accounts receivable. As of December 31, 2003, the Company had four customers that accounted for 79% of the customer accounts receivable. This concentration subjects the Company to a credit risk if the general economy or the companies fail to perform.

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

Segment  Information

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company identifies its operating segments based upon business activities, management responsibilities and geographical location. Certain items in the September 30, 2002, financial statements have been reclassified to reflect the discontinued operations of the Company. Net income from continuing operations reflects the operations of Aduddell Roofing, the single business segment in which the Company operates at March 31, 2004.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

NOTE  2  -  CONTRACT  RECEIVABLES
---------------------------------

Billed  contract  receivables  consist  of:

                                                 March 31,     December 31,
                                                   2004           2003
                                                   ----           ----
          Completed  contracts                $    376,301    $    896,850
          Contracts  in  progress                3,135,970       1,933,418
          Retainage                                236,454         379,891
                                              ------------    ------------
                                                 3,748,725       3,210,159
          Less  allowance  for  doubtful
            amounts                                      -               -
                                               -----------    ------------

                                               $ 3,748,725    $  3,210,159
                                               ===========    ============

NOTE  3  -  SHAREHOLDER  AND  RELATED  PARTY  RECEIVABLE
--------------------------------------------------------

Advances to a company partially owned by the Company's majority shareholder totaled $1,683,115 and $1,669,343 as of March 31, 2004 and December 31, 2003,
respectively. The advances are secured by marketable securities and shareholder guaranty bearing interest at the federal mid-term rate. The note matures on January 1, 2007.

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  4  -  UNCOMPLETED  CONTRACTS
----------------------------------

Costs, estimated earnings, and billings on uncompleted contracts, are as follows:

                                                 March 31,     December 31,
                                                   2004           2003
                                                   ----           ----
         Costs  incurred  on  uncompleted
           contracts                          $  6,729,750    $  5,895,844
         Estimated  earnings  (loss)              (138,510)        503,119
                                              ------------    ------------
                                                 6,591,240       6,398,963
         Billings  to  date                      7,044,826       5,659,966
                                              ------------    ------------

                                              $   (453,586)   $    738,997
                                              ============    ============

Included  in  the  accompanying  balance  sheet  under  the  following captions:

                                                 March 31,     December 31,
                                                   2004           2003
                                                   ----           ----
          Costs  and  estimated  earnings
          in  excess of billings on
          uncompleted contracts               $     48,810    $    941,635
          Billings  in  excess  of  costs
          and estimated earnings on
          uncompleted contracts                   (502,396)       (202,638)
                                              ------------    ------------
                                              $   (453,586)   $    738,997
                                              ============    ============

NOTE  5  -  PROPERTY  AND  EQUIPMENT
------------------------------------

Property and equipment are recorded at cost. Expenditures for repairs and maintenance are charged to operations when incurred. Major improvements and renewals that extend the useful life of the related asset are capitalized and depreciated over the remaining useful life. Depreciation and amortization are computed for financial and income tax reporting purposes using straight-line and accelerated methods over estimated useful lives ranging from five to ten years. Depreciation expense for the three months ended March 31, 2004, was $42,518. The following table summarizes the classifications of property and equipment, total accumulated depreciation and the related estimated useful lives:

       Property and Equipment                         Cost                 Years
       ----------------------            -----------------------------     -----
                                           March 31,      December 31,
                                             2004            2003
                                             ----            ----
     Machinery and equipment             $    489,128    $    489,129       5-10
     Office furniture and equipment           182,720         162,345       5-7
     Transportation equipment               1,168,910       1,098,674        5
     Leasehold improvements                    29,409          29,409        5
                                         ------------    ------------
                                            1,870,167       1,779,557
     Less:  accumulated  depreciation       1,253,803       1,219,301
                                         ------------    ------------

     Net  property  and  equipment        $   616,364    $    560,256
                                          ===========    ============

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  6  -  MARKETABLE  EQUITY  SECURITIES
------------------------------------------

The Company's securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings. Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost in investments. Securities not classified as held-to-maturity or trading are classified as available-for-sale. Available-for-sale securities are recorded at fair value on the balance sheet with the change in fair value during the period excluded from earnings and reported as a separate component of Shareholders' Equity. All of the Company's securities are classified available-for-sale at March 31, 2004 and December 31, 2003. Unrealized holding losses on these securities totaled $19,970 and $18,945 at March 31, 2004 and December 31, 2003, respectively.

NOTE  7  -  LINE  OF  CREDIT
----------------------------

The Company has a $2,000,035 revolving line of credit. The line bears interest at 1.25% over the Wall Street Journal Prime Rate (currently 5.25) and is secured by all accounts, property and equipment and shareholder guaranty. The line matures on November 14, 2004. Outstanding advances totaled $1,495,061 and $733,743 at March 31, 2004 and December 31, 2003, respectively.

NOTE  8  -  LONG-TERM  DEBT
---------------------------

The  Company  has  the  following  long-term  debt  as  of:

                                                     March 31,     December 31,
                                                       2004             2003
                                                       ----             ----

          $450,000  line  of credit with
          interest payable monthly at 1.5%
          over Wall Street Prime secured by
          all assets of Zenex Communications
          and the personal guaranty of certain
          Directors                                     450,000        450,000

          Note  payable  secured  by  all
          accounts, equipment  and  general
          intangibles,  bearing interest  at
          2.75%  over  New  York  Prime (6.75%)
          due  in  monthly  installments  of
          $17,581  through  November  2006              506,057        565,473

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  8  -  LONG-TERM  DEBT  (continued)
----------------------------------------

                                                     March 31,     December 31,
                                                       2004             2003
                                                       ----             ----

          Notes  payable to shareholder bearing
          interest at 5% due in monthly
          installments of  $5,000  through
          March  2005 with a balloon payment
          of $120,000 in September 2004                  179,569        204,569

          0%  to 8.99% fixed rate notes secured
          by transportation equipment due in
          varying monthly  installments
          through  Sept.  2005                            53,299         64,379

          4%  fixed  rate note secured by
          equipment, due in monthly installments
          of $1,825 through  May  2004                     1,748          7,146
                                                     -----------    -----------

                                                       1,190,673      1,291,567

          Less:  current  portion  of
            long-term  debt                              852,765        872,401
                                                     -----------    -----------

                                                     $   337,908    $   419,166
                                                     ===========    ===========

Maturities  of  long-term  debt  as  of  March  31,  2004,  are  as  follows:

                         Year                        Amount
                         ----                        ------
                         2005                     $    209,315
                         2007                          128,593
                                                  ------------
                                                  $    337,908
                                                  ============

Interest  expense  for  the  three  months  ended  March  31, 2004, was $44,609.

NOTE  9  -  INCOME  TAXES
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

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  9  -  INCOME  TAXES  (continued)
--------------------------------------

The  components  of  the  net  deferred  tax  asset  are  as  follows:

                                                 March 31,     December 31,
                                                   2004           2003
                                                   ----           ----
     Deferred  tax  liability
       on depreciation                        $   (42,000)    $   (48,000)
     Deferred  tax  asset  for  loss
       carry forward                            1,334,150       1,340,150
                                              -----------     -----------
     Deferred  tax  asset                       1,292,150       1,292,150
     Less:  valuation  allowance                  245,150         245,150
                                              -----------     -----------

     Net  deferred  tax  asset                $ 1,047,000     $ 1,047,000
                                              ===========     ===========

The Company has established a valuation allowance for a portion of its net deferred tax asset due to the ownership changes limitation on the use of the loss carry forward.

NOTE  10  -  BACKLOG
--------------------

The estimated gross revenue on work performed on signed contracts at March 31, 2004, was $3,172,219.

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

In August 2002, an Agency Agreement was signed with a related party, (the "Agent") for assistance in commercial debt restructuring and conversion of the earn-out rights obligation into equity. Under the terms of the Agency Agreement, the Agent contacted and offered a Conversion Agreement to the former shareholders of Prestige. The Agent is to be compensated with 700,000 shares of common stock. The deemed value of the conversion is $0.52 per share. Under the terms of the Conversion Agreement, certain former Prestige shareholders converted their earn-out rights to Company stock. 1,794,268 shares of common stock were issued for the conversion and 700,000 shares issued under the Agency Agreement. As of March 31, 2004, approximately 89% of the former Prestige shareholders agreed to the conversion.

NOTE  12  -  COMMITMENTS  AND  CONTINGENCIES
--------------------------------------------

In regard to the Red River sale discussed in Note 18, the Company is the guarantor on notes totaling approximately $327,641. In the event that Red River does not sign the option agreement and execute an operating agreement, the Company will be required to service approximately $7,000 in monthly principal and interest payments.

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  12  -  COMMITMENTS  AND  CONTINGENCIES  (continued)
---------------------------------------------------------

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

NOTE  13  -  EARNINGS  PER  SHARE
---------------------------------

                                                 March 31,     December 31,
                                                   2004           2003
                                                   ----           ----
     Primary  earnings  per  share:
      (in  thousands)
      Common  shares  outstanding               47,836,558      47,836,558
      Weighted average shares outstanding       47,836,558      47,836,558
                                               -----------     ------------
      Earnings  (loss)  per  share             $     (.010)    $      .028
                                               ===========     ===========

    Fully  diluted  earnings  per  share:
      Common  shares  outstanding               78,536,558       78,536,558
      Weighted  average  shares  outstanding    78,536,558       78,536,558
                                               -----------     ------------
      Earnings  (loss)  per  share             $     (.006)    $       .017
                                               ===========     ============

NOTE  14  -  LETTER  OF  CREDIT
-------------------------------

At March 31, 2004 the Company had a $175,000 letter of credit issued to its insurance carrier that matures on January 16, 2005.

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

In connection with the financing of certain equipment described in 200,000 options at $0.08 per share were granted.

..                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE  16  -  RELATED  PARTY  TRANSACTION
----------------------------------------

Aduddell Roofing leases office and warehouse space from Aduddell Holdings, Inc., a corporation wholly owned by Tim Aduddell, a majority shareholder of the Company. The lease is for one year and expires on September 30, 2004. The monthly lease payments are $16,250. For the three months ended March 31, 2004 rent expense totaled $50,000.

NOTE  18  -  DISCONTINUED  OPERATIONS
-------------------------------------

Zenex Communications, a subsidiary of the Company, entered into three agreements (the "Red River Agreements") with Red River Networks, LLC ("Red River"), an Oklahoma limited liability company, effective November 25, 2002. Red River provides consulting and related services in the long distance telecommunications industry. Zenex Communications is the owner of direct long distance services and prepaid accounts and is in the business of providing long distance telecommunications, in part, by means of its own switching equipment. Zenex Communications was unable to pay the amount owed to Global Crossings Bandwidth, Inc. ("Global"), Zenex Communications' primary carrier of long distance traffic. In an attempt to prevent the termination of services from Global and to allow Zenex Communications to continue to operate in a limited fashion and windup its affairs in an orderly manner, Zenex Communications and Red River agreed that (a) Red River would acquire Zenex Communications Customers (Book of Business) under the Purchase Agreement (b) Zenex Communications would issue to Red River an option to acquire Zenex Communications' equipment under the terms of an Option Agreement, and (c) Zenex Communications would retain Red River to provide certain services on the terms and conditions set forth in the Service Agreement. The three agreements effectively terminated the telecommunications segment of the Company.

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

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation

     We are engaged in the commercial and industrial roofing and re-roofing businesses through Aduddell Roofing & Sheet Metal, Inc. ("Aduddell Roofing"). The terms "Zenex", "we", "our" and "us" and other similar terms refer to Zenex International, Inc. and its direct and indirect subsidiaries, unless we specify otherwise. Zenex (R) is our registered trademark. All other trade names, trademarks and product names in this report are the property of their respective owners.

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

Introduction

     Our revenues are derived primarily from comprehensive roofing services, including re-roofing, restoration and repair, new roof construction, sheet metal fabrication and waterproofing. We also provide limited residential roofing services. We also offer maintenance services, which provide recurring revenues and ongoing interaction with our customers. Almost all our revenues for the three months ended March 31, 2004, were derived from re-roofing, restoration, and repair services. Revenues from fixed-price construction and renovation contracts are generally accounted for on a percentage-of-completion basis using the cost-to-cost method. The cost-to-cost method measures the percentage completion of a contract based on total costs incurred to date compared to total estimated costs to completion. Typically, because of winter weather during the first and fourth calendar quarters of each year, we have experienced periods of relatively lower revenues and gross profits with no corresponding decrease in selling, general and administrative expenses. Cost of revenues consists primarily of compensation and benefits to field staff, materials, subcontracted services, parts and supplies, depreciation, fuel and other vehicle expenses and equipment rentals. Our gross profit percentage, which is gross profit expressed as a percentage of revenues, depends primarily on the relative proportions of costs related to labor and materials. On jobs in which a higher percentage of the cost of revenues consists of labor costs, we typically achieve higher gross margins than on jobs where materials represent more of the cost of revenues. Margins are also affected by the competitive bidding process and the technical difficulty of the project. New roof construction work is more likely to be competitively bid than re-roofing, restoration and repair. Typically, re-roofing, restoration and repair jobs are more labor intensive and have higher margins than new roof construction.

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

Discontinued  Operations

     Before the acquisition of Aduddell Roofing effective October 1, 2002, we were primarily engaged in the wholesale of telecommunication services through a subsidiary, Zenex Communications. In 2001, Zenex Communications lost its largest customer, and never fully recovered in a struggling industry. To facilitate continued service to its customers and permit an orderly winding up of its affairs, Communications entered into several agreements with Red River Networks, LLC, an unaffiliated entity, in November 2003. Under these agreements, Red River purchased Communications' service contracts (its customers) for $27,843 and acquired an option to purchase Communications' switching and other telecommunications equipment for the assumption of office leases and $525,000 in borrowings that are guaranteed by a third party and the Company. The bank was unwilling to refinance the loans to Red River and therefore required the third party guarantor to refinance the loans. The Red River option expired on April 30, 2003. While the parties have continued negotiations since the expiry and management believes the Red River transaction will be closed, there is no assurance that Red River will sign an operating lease to provide funds to pay the obligations. In the event Red River does not agree to continue operating the business, we would again become responsible for paying the borrowing obligations that Red River is currently paying.

Critical  Accounting  Policies  and  Estimates

     General. Our discussion and analysis of financial condition and results of operations are based upon our December 31, 2003 consolidated balance sheet, which was prepared in accordance with accounting principles generally accepted in the United States and our financial statements as of and for the three months ended March 31, 2004 and 2003, that are reviewed in accordance with Statements on Standards for Accounting and Review services issued by the American Institute of Certified Public Accountants. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for doubtful accounts, the useful lives of fixed assets, impairment of long-lived assets and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Revenue Recognition. We recognize fixed price contract revenues on the percentage-of-completion method of accounting, measured by the percentage of cost incurred to date to the estimated total cost for each contract. We consider the total cost method to be the best available measure of progress on the contracts. We recognize revenues from cost-plus-fee contracts based on costs incurred during the period plus the fee earned, measured by the cost-to-cost method.

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

     Property and Equipment. Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated using straight-line and accelerated methods over the estimated useful lives of the assets, which range from five to ten years.

     Changes from the Prior Period. We have not made any material changes to our critical accounting estimates or assumptions or the judgments affecting the application of those estimates or assumptions.

Results  of  Operations

     Revenues. The revenues for the three months ended March 31, 2004, were $2,396,872 compared to revenues of $1,477,008. The increase in revenues was due to expanding our sales in existing markets and expanding into new markets. Typically, because of winter weather during the first quarter, we experience lower revenues and gross profits. By increasing our market base both in number of customers and geographic location we have increased revenues 62% over the prior quarterly period. We feel that continuing this strategy will offset some of the seasonal variations and afford improved long-term results.

     Operating Expenses. Operating expenses for the three months ended March 31, 2004, were $3,178,233 compared to expense of $2,059,573 for the three months ended March 31, 2003. Operating expenses as a percentage of sales for the three months ended March 31, 2004 and 2003 were 133% and 139%, respectively, a decrease of 6%. Losses during the first quarter are typical for our industry. Although revenues are typically lower in the first quarter than in other quarters, there is no corresponding decrease in selling, general and administrative expenses. Operating expenses were also adversely affected by increases in insurance costs, specifically workers compensation and general liability, travel costs and labor costs. We were particularly impacted by lower profit margins on work that we sought to expand our market base and keep employees working. As we expand our market and build relationships, we believe our profit margins will improve.

     Discontinued Operations. The operations of Zenex Communications were discontinued in the fourth quarter of 2002. The discontinued operations had no affect upon operations for the three months ended March 31, 2004. For the three months ended March 31, 2003, we realized a net gain of $185,763 from the discontinued operations. The net gain includes a loss on the sale of discontinued operations $1,127,014 and a gain from the forgiveness of debt due to the insolvency filing of Zenex Communications of $1,321,777.

     Net  Loss.  The  net  loss  for  the three months ended March 31, 2004, was
$455,038 compared to a loss of $141,652 for the three months ended March 31, 2003. A net gain of $185,763 resulted from the discontinued operations of Zenex Communications. Without the extraordinary gain from the discontinued
operations,  the  2003  loss  would  have  been  $327,415.

     Off-Balance Sheet Arrangements. There have been no material changes to the off-balance sheet arrangements (consisting of operating leases and a loan guaranty) that we discussed in our annual report on Form 10-KSB.

Liquidity  and  Capital  Resources

     From December 31, 2003 to March 31, 2004, total assets decreased from $8,239,663 to $7,796, 809, liabilities increased from $4,413,354 to $4,426,573 and shareholder's equity decreased from $3,826,309 to $3,370,246. Cash decreased from $400,407 to $155,674. For the three months ended March 31, 2004, net cash used by operating activities was $662,792. Net cash used in financing activities was $103,624. Net cash provided by financing activities during this period was $521,683, which came from line of credit advances. At March 31, 2004 we had working capital of $352,190 compared to $964,366.

     The decrease in working capital was due to the operating loss sustained during the three-month period ended March 31, 2004. The operating loss was primarily attributable to the lower profit margins on work that we sought to expand our market base. While this strategy may adversely affect short-term operating results, we believe the long-term results will prove beneficial. Further, we have sufficient capital resources to undertake this strategy. Our accounts receivable are ample and we have significant capacity under our line of credit. As we move into the second and third quarters - typically our strongest quarters - we believe improved net revenues will more than restore the decreases experienced in the first quarter.

Item  3.  Controls  and  Procedures

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

                                     Zenex  International,  Inc.

May  20,  2004                       By:/s/Ron  Carte
                                        ----------------------------------------
                                        Ron Carte
                                        President