Form 10QSB
period 2004-06-30
ZENEX INTERNATIONAL INC
filed 2004-08-16
CIK 928373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

X	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2004
or
Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission File Number: 0-24684

ZENEX INTERNATIONAL, INC.
(Name of small business issuer in its charter)

Colorado (State of incorporation)	73-1587867 (I.R.S. Employer ID no.)
14220 S. Meridian Ave. Oklahoma City, Oklahoma (Address of Principal Executive Offices)	73173 (Zip Code)

Issuer’s telephone number, including area code: 405-692-2300

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days: Yes [X] No [  ]

Shares of Common Stock, $.001 par value, outstanding as of August 12, 2004: 47,836,558

Transitional Small Business Disclosure Format: Yes [  ] No [X]

ZENEX INTERNATIONAL, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Independent Accountant’s Review Report	4

Financial Statements:

Consolidated Balance Sheets	5-6

Consolidated Statements of Operations	7-8

Consolidated Statements of Cash Flows	9-10

Notes to the Financial Statements	11-22

Item 2. Management’s Discussion and Analysis or Plan of Operation	23-28

Item 3. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	29

Signatures	30

2

ZENEX INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements – June 30, 2004 and 2003

This quarterly report on Form 10-QSB should be read in conjunction with Zenex International, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

Independent Review Report

Board of Directors and Stockholders
Zenex International, Inc.

We have reviewed the accompanying consolidated balance sheet of Zenex International, Inc. as of June 30, 2004, and the related consolidated statements of income for the three and six months ended June 30, 2004 and 2003, and the consolidated statement of cash flows for the six months ended June 30, 2004 and 2003, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company’s management.

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

Sutton Robinson Freeman & Co., P.C.

Certified Public Accountants
Tulsa, Oklahoma

August 5, 2004

ZENEX INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(Unaudited)

Assets

Current Assets
Cash	$305,839	$400,407
Accounts receivable	3,558,314	3,210,159
Costs and estimated earnings in excess of
billings on uncompleted contracts	207,077	941,635
Officer receivable	218,404	214,562
Income tax receivable	-	-
Prepaid expenses	236,240	96,337
Employee and other receivables	104,974	95,454

	4,630,848	4,958,554

Non-Current Related Party Receivable	1,699,230	1,669,343

Property and Equipment	1,877,308	1,779,557
Less: accumulated depreciation	(1,312,997)	(1,219,301)

	564,311	560,256

Other
Marketable equity securities	4,059	4,510
Deferred tax asset	1,049,000	1,047,000

	1,053,059	1,051,510

	$7,947,448	$8,239,663

See accompanying notes and accountant's review report.

ZENEX INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(Unaudited)

Liabilities and Stockholders' Equity

Current Liabilities
Advances on line of credit	$1,326,605	$733,743
Current portion of long-term debt	788,732	872,401
Accounts and subcontract payables	1,023,603	1,696,051
Accrued liabilities	324,020	285,179
Insurance payable	254,007	42,579
Income tax payable	76,000	161,597
Billings in excess of costs and estimated
earnings on uncompleted contracts	420,516	202,638

	4,213,483	3,994,188

Long-Term Debt (Net of Current Portion)	292,394	419,166

Stockholders' Equity
Preferred stock ($0.001 par value, 20,000,000
shares authorized, no shares issued and	-	-
outstanding)
Common stock ($0.001 par value, 100,000,000
shares authorized, 47,836,558 and 47,836,558
shares issued and outstanding at June 30, 2004
and December 31, 2003)	47,836	47,836
Paid-in capital	4,861,532	4,861,532
Unrealized gain (loss) on available for sale securities	(19,396)	(18,945)
Retained earnings (deficit)	(1,448,401)	(1,064,114)

	3,441,571	3,826,309

	$7,947,448	$8,239,663

See accompanying notes and accountant's review report.

ZENEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$3,981,101	$6,475,288	$6,377,973	$7,952,296

Operating Expenses
Cost of sales	2,708,773	3,546,662	5,595,237	4,823,588
Selling, general and administrative	988,595	1,536,815	1,236,857	2,301,241
Warranty	18,622	13,879	62,129	32,100

	3,715,990	5,097,356	6,894,223	7,156,929

Operating Income (Loss)	265,111	1,377,932	(516,250)	795,367

Other Income (Expense)
Interest income	20,052	16,749	37,611	39,316
Merger related expense	-	-	-	-
Gain (loss) on sale of assets	-	-	(4,998)	5,000
Realized loss on securities	-	-	-	-
Other income	3,070	382	12,768	6,773

	23,122	17,131	45,381	51,089

Net Income (Loss) from Operations
Before Income Taxes	288,233	1,395,063	(470,869)	846,456

Income tax (expense) benefit	(217,482)	(50,189)	86,582	171,003

Net Income (Loss) Before
Discontinued Operations and
Sale of Discontinued Business	70,751	1,344,874	(384,287)	1,017,459

Discontinued Operations

Income (loss) from discontinued business
operations net of income taxes	-	-	-	-

Gain (loss) on sale of discontinued operations
net of income taxes	-	-	-	1,312,777

Gain (loss) on sale of discontinued operations
net of income taxes	-	-	-	(1,127,014)

Net Income (Loss)	70,751	1,344,874	(384,287)	1,203,222

See accompanying notes and accountant's review report.

ZENEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Other Comprehensive Income:
Unrealized holding gain (losses)	574	1,230	(451)	-
Reclassification adjustment	-	-	-	-

Comprehensive Income (Loss)	$71,325	$1,346,104	$(384,738)	$1,203,222

Primary Earnings (Loss) per Share	$-	$0.03	$(0.08)	$0.02

Fully Diluted Earnings (Loss) per Share	$-	$0.03	$(0.05)	$0.02

Earnings (Loss) per Share from
Discontinued Operations	$-	$-	$-	$-

Earnings (Loss) per Share from
Continuing Operations	$-	$0.03	$(0.08)	$0.02

See accompanying notes and accountant's review report.

ZENEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30,

	2004	2003

Cash Flows from Operating Activities

Net income (loss)	$(384,287)	$1,203,222

Reconciliation of net income to net cash
provided by operating activities:

Depreciation and amortization	115,047	86,746
Investments transferred for compensation	-	-
Bad debt write-off	-	-
Gain on sale of property and equipment	-	1,127,014
Realized gain on forgiveness of debt	4,998	(1,317,777)
Realized loss on disposal of securities
Issuance of common stock for services	-	-
(Increase) Decrease from changes in:
Accounts receivable	(348,155)	(3,365,348)
Costs and estimated earnings in excess of
billings on uncompleted contracts	734,558	(197,095)
Shareholder receivable	-	1,828
Officer receivable	(3,842)	11,327
Related party receivable	(29,887)	(25,262)
Deferred taxes	(2,000)	(171,440)
Deposits	-	-
Prepaid expenses	(139,903)	(1,064)
Employee and other receivables	(9,520)	178,043
Increase (Decrease) from changes in:
Accounts payable	(672,448)	1,418,597
Accrued liabilities	38,841	29,419
Insurance payable	211,428	119,741
Income tax payable	(85,597)	-
Billings in excess of costs and estimated
earnings on uncompleted contracts	217,878	314,556
Prepayments and customer deposits	-	-

Net adjustments to net income	31,398	(1,790,715)

Net cash used by operating activities	(352,889)	(587,493)

See accompanying notes and accountant's review report.

ZENEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30,

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	5,985	5,000
Purchase of property and equipment	(130,085)	(49,931)

Net cash used by investing activities	(124,100)	(44,931)

Cash Flows from Financing Activities
Change in notes receivable	-	-
Net change in line of credit	592,862	436,010
Proceeds from long-term debt	-	120,000
Retirement of long-term debt	(210,441)	(331,912)
Proceeds from issuance of common stock	-	-

Net cash provided by financing activities	382,421	224,098

Net Increase (Decrease) in Cash	(94,568)	(408,326)

Cash at Beginning of Period	400,407	612,844

Cash at End of Period	$305,839	$204,518

Supplemental Disclosure of Cash Flow
Information

Cash paid for:
Interest	$64,759	$81,549
Taxes	1,015	439

Supplemental Schedule of Non-Cash
Investing and Financing Activities

Fixed asset additions	$-	$38,803

Liabilities assumed or incurred	-	38,803

Liabilities transferred with fixed asset disposal	$-	$-

Common stock issued for services	$-	$35,000

See accompanying notes and accountant's review report.

ZENEX INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

Zenex International, Inc. (formerly Zenex Telecom, Inc.) was incorporated on March 4, 1991, in the state of Colorado. On November 15, 2001, the shareholders approved the change of the corporate name from Lone Wolf Energy, Inc. to Zenex Telecom, Inc., which was changed on August 3, 2002, to Zenex International, Inc. (the “Company”).

The Company, through a subsidiary, Aduddell Roofing & Sheet Metal, Inc., (“Aduddell Roofing”), is engaged in the commercial and industrial roofing and re-roofing businesses. The Company has been engaged in the telecommunications services industry through Zenex Long Distance, Inc. (d/b/a Zenex Communications, Inc.) (“Zenex Communications”). Aduddell Roofing was acquired in October 2002, and the Company subsequently discontinued the operations of Zenex Communications.

In accordance with the Agreement and Plan of Split-Off and Merger (the "Agreement”), the Company acquired Aduddell Roofing, through a transaction approved by the Boards of Directors of the Company and Aduddell Roofing. The Agreement was signed on September 27, 2002, and qualified as reorganization under the meaning of Section 368(a) of the Internal Revenue Service Code. Prior to closing the transaction, Aduddell Roofing formed a separate wholly owned subsidiary, Aduddell Holdings, and transferred and split-off certain non-operating assets and liabilities that were not retained in Aduddell Roofing after the merger. Tim Aduddell, the owner of 100% of the Aduddell Roofing common stock, transferred a portion of his common stock of Aduddell Roofing to Aduddell Roofing in exchange for 100% of the common shares of Aduddell Holdings to effect the split-off of the non-operating assets of Aduddell Roofing. Tim Aduddell also transferred his remaining common stock of Aduddell Roofing to a newly formed subsidiary of the Company, AR Acquisition Corp. (“Sub”) in exchange for 10.0 million shares of common stock and options to purchase 30.0 million shares of common stock for $0.04 per share. The purchase method of accounting was used for the business combination. The transaction was recorded at $2,928,840, the fair value of the acquired net assets of Aduddell Roofing. Subsequent to the exchange, Aduddell Roofing merged into the Sub and Aduddell Roofing became the surviving corporation. Subsequent to the merger, Aduddell Roofing became a wholly owned subsidiary of the Company and Aduddell Holdings a 100% owned company of Tim Aduddell.

The purpose of the merger was to effect the acquisition by the Company of Aduddell Roofing & Sheet Metal, Inc., after splitting off the non-operating assets of Aduddell Roofing into a separate company to be owned by Tim Aduddell.

Zenex Communications entered into agreements (the “Red River Agreements”) as discussed in Note 17 with Red River Networks, LLC (“Red River”) to effectively transfer the operations of the telecommunication segment of the Company’s operations to Red River on November 25, 2002.

ZENEX INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company’s June 30, 2004 and December 31, 2003 consolidated balance sheet includes Aduddell Roofing. The assets of Zenex Communications and approximately $407,900 of note and accounts payable were sold and assumed in April 2003 pursuant to the Red River Agreements. The consolidated statement of operations for the three months and six months ended June 30, 2004 includes Aduddell Roofing. The consolidated statement of operations for the three and six months ended December 31, 2003, includes Aduddell Roofing and the discontinued operations of Zenex Communications. All significant inter-company accounts have been eliminated in the consolidated financial statements. The consolidated financial statements include all adjustments which, in the opinion of management are necessary in order to make the statements not misleading.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash, receivables, notes receivable, marketable securities, short-term payables and notes payable. The carrying amounts of cash, receivables, and short-term payables approximate fair value due to their short-term nature. Marketable equity securities’ fair values are estimates based on quoted market prices. The carrying amounts of notes receivable and payable approximate fair value based on interest rates currently available.

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

Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) per share is calculated by dividing net income (loss) available to common shareholders for the period by the weighted average number of common shares outstanding during the period.

Concentrations

In connection with providing service to customers, Aduddell Roofing does not have contractual agreements with suppliers. The material and supplies used in the business are readily available from several vendors.

Although Aduddell Roofing had a significant number of customers for the period ended June 30, 2004, four customers accounted for 23%, 22%, 16% and 11% of the revenue, respectively. Two customers accounted for 27% and 26% of the revenue for the period ended December 31, 2003.

The Company’s receivables at June 30, 2004, and December 31, 2003, are from a small number of companies in various industries which could be subject to business cycle variations. As of June 30, 2004, the Company had three customers that accounted for 76% of the customer accounts receivable. As of December 31, 2003, the Company had four customers that accounted for 79% of the customer accounts receivable. This concentration subjects the Company to a credit risk if the general economy or the companies fail to perform.

Advances to a company partially owned by the Company’s majority shareholder totaled $1,699,230 and $1,669,343 as of June 30, 2004 and December 31, 2003, respectively. The advances are secured by marketable securities and shareholder guaranty bearing interest at the federal mid-term rate. The note matures on January 1, 2007.

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

Segment Information

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company identifies its operating segments based upon business activities, management responsibilities and geographical location. Net income from continuing operations reflects the operations of Aduddell Roofing, the single business segment in which the Company operates at June 30, 2004 and 2003.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

NOTE 2 - CONTRACT RECEIVABLES

Billed contract receivables consist of:

	June 30, 2004	December 31, 2003

Completed contracts	$1,093,219	$896,850
Contracts in progress	2,279,192	1,933,418
Retainage	185,903	379,891

	3,558,314	3,210,159
Less allowance for doubtful amounts	-	-

	$3,558,314	$3,210,159

NOTE 3 - SHAREHOLDER AND RELATED PARTY RECEIVABLE

Advances to a company partially owned by the Company’s majority shareholder totaled $1,699,230 and $1,669,343 as of June 30, 2004 and December 31, 2003, respectively. The advances are secured by marketable securities and shareholder guaranty bearing interest at the federal mid-term rate. The note matures on January 1, 2007.

ZENEX INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts, are as follows:

	June 30, 2004	December 31, 2003

Costs incurred on uncompleted contracts	$4,338,834	$5,895,844
Estimated earnings (loss)	601,728	503,119

	4,940,562	6,398,963
Billings to date	5,154,001	5,659,966

	$(213,439)	$738,997

Included in the accompanying balance sheet under the following captions:

	June 30, 2004	December 31, 2003

Costs and estimated earnings in excess of billings on uncompleted contracts	$ 207,077	$ 941,635
Billings in excess of costs and estimated earnings on uncompleted contracts	(420,516)	(202,638)

	$(213,439)	$738,997

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Expenditures for repairs and maintenance are charged to operations when incurred. Major improvements and renewals that extend the useful life of the related asset are capitalized and depreciated over the remaining useful life. Depreciation and amortization are computed for financial and income tax reporting purposes using straight-line and accelerated methods over estimated useful lives ranging from five to ten years. Depreciation expense for the six months ended June 30, 2004, was $115,047.

The following table summarizes the classifications of property and equipment, total accumulated depreciation and the related estimated useful lives:

Property and Equipment	Cost		Years
	June 30, 2004	December 31, 2003

Machinery and equipment	$460,571	$489,129	5-10
Office furniture and equipment	190,895	162,345	5-7
Transportation equipment	1,196,433	1,098,674	5
Leasehold improvements	29,409	29,409	5

	1,877,308	1,779,557
Less: accumulated depreciation	1,312,997	1,219,301

Net property and equipment	$564,311	$560,256

ZENEX INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - MARKETABLE EQUITY SECURITIES

The Company’s securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings. Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost in investments. Securities not classified as held-to-maturity or trading are classified as available-for-sale. Available-for-sale securities are recorded at fair value on the balance sheet with the change in fair value during the period excluded from earnings and reported as a separate component of Shareholders’ Equity. All of the Company’s securities are classified available-for-sale at June 30, 2004 and December 31, 2003. Unrealized holding losses on these securities totaled $19,396 and $18,945 at June 30, 2004 and December 31, 2003, respectively.

NOTE 7 - LINE OF CREDIT

The Company has a $2,000,035 revolving line of credit. The line bears interest at 1.25% over the Wall Street Journal Prime Rate (currently 5.25) and is secured by all accounts, property and equipment and shareholder guaranty. The line matures on November 14, 2004. Outstanding advances totaled $1,326,605 and $733,743 at June 30, 2004 and December 31, 2003, respectively.

NOTE 8 - LONG-TERM DEBT

The Company has the following long-term debt as of:

	June 30, 2004	December 31, 2003

Note payable secured by all assets of Zenex Communications and the personal guaranty of certain Directors, bearing interest at 1.5% over Wall Street Journal Prime with a minimum of 6% due in monthly installments of $8,673 through June 30, 2004	$417,681	$450,000
Note payable secured by all accounts, equipment and general intangibles, bearing interest at 2.75% over New York Prime (6.75%) due in monthly installments of $17,581 through November 2006	462,709	565,473

ZENEX INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LONG-TERM DEBT (continued)

	June 30, 2004	December 31, 2003

Notes payable to shareholder bearing interest at 5% due in monthly installments of $5,000 through March 2005 with a balloon payment of $120,000 in September 2004	160,883	204,569
0% to 8.99% fixed rate notes secured by transportation equipment due in varying monthly installments through Sept. 2005	39,853	64,379
4% fixed rate note secured by equipment, due in monthly installments of $1,825 through May 2004	-	7,146

	1,081,126	1,291,567
Less: current portion of long-term debt	788,732	872,401

	$292,394	$419,166

Maturities of long-term debt as of June 30, 2004, are as follows:

Year	Amount

2005	$198,310
2006	94,084

$292,394

Interest expense for the six months ended June 30, 2004, was $64,759.

NOTE 9 - INCOME TAXES

At December 31, 2003, the Company had net operating losses of approximately $3,900,000 available to reduce future federal and state taxable income. Unless utilized, the carry forward amounts will begin to expire in 2012. For federal and state tax purposes, the Company’s net operating loss carry forward amounts are subject to an annual limitation due to a greater than 50% change in stock ownership, as defined by federal and state tax law.

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

ZENEX INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES (continued)

The components of the net deferred tax asset are as follows:

	June 30, 2004	December 31, 2003

Deferred tax liability on depreciation	$(34,000)	$(48,000)
Deferred tax asset for loss carry forward	1,328,150	1,340,150

Deferred tax asset	1,294,150	1,292,150
Less: valuation allowance	245,150	245,150

Net deferred tax asset	$1,049,000	$1,047,000

The Company has established a valuation allowance for a portion of its net deferred tax asset due to the ownership changes limitation on the use of the loss carry forward.

NOTE 10 - BACKLOG

The estimated gross revenue on work performed on signed contracts at June 30, 2004, was $2,409,427.

NOTE 11 - EARN-OUT CONVERSION

Prestige, a wholly owned subsidiary of the Company, acquired Zenex Communications on February 19, 1999. The terms of the acquisition included a provision whereby the sellers may earn additional amounts if the cumulative collected gross sales revenue reaches certain levels, (the “earn-out rights”). In accordance with the Agreement, $317,647 in earn-out rights was due on December 30, 2001.

In August 2002, an Agency Agreement was signed with a related party, (the “Agent”) for assistance in commercial debt restructuring and conversion of the earn-out rights obligation into equity. Under the terms of the Agency Agreement, the Agent contacted and offered a Conversion Agreement to the former shareholders of Prestige. The Agent is to be compensated with 700,000 shares of common stock. The deemed value of the conversion is $0.52 per share. Under the terms of the Conversion Agreement, certain former Prestige shareholders converted their earn-out rights to Company stock. 1,794,268 shares of common stock were issued for the conversion and 700,000 shares issued under the Agency Agreement. As of June 30, 2004, approximately 89% of the former Prestige shareholders agreed to the conversion.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

In regard to the Red River sale discussed in Note 17, the Company is the guarantor on notes totaling approximately $317,000. In the event that Red River does not sign the option agreement and execute an operating agreement, the Company will be required to service approximately $7,000 in monthly principal and interest payments.

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

NOTE 13 - EARNINGS PER SHARE

	June 30, 2004	December 31, 2003

Primary earnings per share: (in thousands)
Common shares outstanding	47,836,558	47,836,558

Weighted average shares outstanding	47,836,558	47,836,558

Earnings (loss) per share	$(008)	$.028

Fully diluted earnings per share:
Common shares outstanding	78,036,558	78,536,558

Weighted average shares outstanding	78,036,558	78,536,558

Earnings (loss) per share	$(.005)	$.017

NOTE 14 - LETTER OF CREDIT

At June 30, 2004 the Company had a $175,000 letter of credit issued to its insurance carrier that matures on January 16, 2005.

NOTE 15 - STOCK OPTIONS

In accordance with the terms of a January 2001 loan agreement with a shareholder, a five-year option was granted for the purchase of 1,200,000 shares of the Company’s common stock for $0.10 per share.

In connection with the terms of the Agreement and Plan of Split Off and Merger, signed September 27, 2002, Tim Aduddell was granted an option to purchase 30,000,000 shares of common stock for $0.04 per share.

In connection with the financing of certain equipment 200,000 options at $0.08 per share were granted.

ZENEX INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - RELATED PARTY TRANSACTION

Aduddell Roofing leases office and warehouse space from Aduddell Holdings, Inc., a corporation wholly-owned by Tim Aduddell, a majority shareholder of the Company. The lease is for one year and expires on September 30, 2004. The monthly lease payments are $16,250. For the six months ended June 30, 2004 rent expense totaled $98,750.

NOTE 17 - DISCONTINUED OPERATIONS

Zenex Communications, a subsidiary of the Company, entered into three agreements (the “Red River Agreements”) with Red River Networks, LLC (“Red River”), an Oklahoma limited liability company, effective November 25, 2002. Red River provides consulting and related services in the long distance telecommunications industry. Zenex Communications is the owner of direct long distance services and prepaid accounts and is in the business of providing long distance telecommunications, in part, by means of its own switching equipment. Zenex Communications was unable to pay the amount owed to Global Crossings Bandwidth, Inc. (“Global”), Zenex Communications’ primary carrier of long distance traffic. In an attempt to prevent the termination of services from Global and to allow Zenex Communications to continue to operate in a limited fashion and windup its affairs in an orderly manner, Zenex Communications and Red River agreed that (a) Red River would acquire Zenex Communications Customers (Book of Business) under the Purchase Agreement (b) Zenex Communications would issue to Red River an option to acquire Zenex Communications’ equipment under the terms of an Option Agreement, and (c) Zenex Communications would retain Red River to provide certain services on the terms and conditions set forth in the Service Agreement. The three agreements effectively terminated the telecommunications segment of the Company.

Purchase Agreement

Under the terms of the Purchase Agreement, Red River agreed to pay Global $27,843 to prevent the immediate termination of Zenex Communications’ long distance services and to buy Zenex Communications’ Book of Business, which includes all of the Customers and pre-paid accounts of Zenex Communications.

Option Agreement

Under the terms of the Option Agreement (the “Option”), Zenex Communications granted Red River the exclusive and irrevocable option to purchase all of Zenex Communications’ rights, title, and interest in certain switching and telecommunications equipment used in the direct long distance service provided by Zenex Communications. Additionally, Red River was to assume certain promissory notes with a remaining balance of approximately $317,000. The option expired on April 30, 2003, and there is no assurance that Red River will sign the option agreement.

ZENEX INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - DISCONTINUED OPERATIONS (continued)

Service Agreement

Under the terms of the Service Agreement, Red River agreed to provide to Zenex Communications on a nonexclusive basis, services relating to the operations of the equipment under the Option Agreement for the benefit of the Book of Business purchased by Red River under the Purchase Agreement. Zenex Communications agreed to pay Red River a fee in the amount of the accounts receivable outstanding at November 25, 2002, and all accounts receivable arising during the term of the Service Agreement.
Additionally, Zenex Communications directed Red River to pay certain operating and debt service costs of Zenex Communications.

Item 2. Management’s Discussion and Analysis or Plan of Operation

We are engaged in the commercial and industrial roofing and re-roofing businesses through Aduddell Roofing & Sheet Metal, Inc. (“Aduddell Roofing”). The terms “Zenex”, “we”, “our” and “us” and other similar terms refer to Zenex International, Inc. and its direct and indirect subsidiaries, unless we specify otherwise. Zenex (R) is our registered trademark. All other trade names, trademarks and product names in this report are the property of their respective owners.

Forward-Looking Statements

This quarterly report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which can be identified by the use of forward-looking terminology such as: “may”, “might”, “could”, “would”, “believe”, “expect”, “intend”, “plan”, “seek”, “anticipate”, “estimate”, “project” or “continue” or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this quarterly report on Form 10-QSB, including without limitation, the statements under “Item 2. Management’s Discussion and Analysis or Plan of Operation” and located elsewhere herein regarding our financial position and liquidity are forward-looking statements. These forward-looking statements also include, but are not limited to:
  our ability to expand Zenex’s business;
  actions of our competitors; and
  statements regarding our anticipated revenues, expense levels, liquidity and capital resources and projections of when we will achieve break-even or positive operating cash flow.
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

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements. See “Risk Factors” in our annual report on Form 10-KSB for further information regarding risks and uncertainties related to our businesses.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto.

Introduction

Our revenues are derived primarily from comprehensive roofing services, including re-roofing, restoration and repair, new roof construction, sheet metal fabrication and waterproofing. We also provide limited residential roofing services. We also offer maintenance services, which provide recurring revenues and ongoing interaction with our customers. Almost all our revenues for the six months ended June 30, 2004, were derived from re-roofing, restoration, and repair services.

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

Seasonal and Climatic Factors Affecting the Commercial Roofing Industry

The construction industry, including the roofing industry, is influenced by seasonal factors, as construction activities are usually lower during winter months than other periods. We attempt to increase winter productivity by concentrating our business in the southern half of the United States and by expanding our sales and marketing efforts. Nevertheless, we expect our revenues and operating results generally will be lower in the first and fourth quarters. The roofing industry is also affected by natural disasters, such as tornadoes, hurricanes and other windstorms. Because of the need for immediate repairs and since the costs of repair are typically covered by insurance, the margins are higher on disaster-related work than on discretionary work. Since disaster-related work requires an immediate response, we must maintain a capacity sufficient to respond to these needs. The absence of natural disasters will result in lower revenues, unused capacity, the acceptance of low margin work, and higher relative operating expenses.

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

To facilitate continued service to its customers and permit an orderly winding up of its affairs, Communications entered into several agreements with Red River Networks, LLC, an unaffiliated entity, in November 2003. Under these agreements, Red River purchased Communications’ service contracts (its customers) for $27,843 and acquired an option to purchase Communications’ switching and other telecommunications equipment for the assumption of office leases and $525,000 in borrowings that are guaranteed by a third party and the Company. The bank was unwilling to refinance the loans to Red River and therefore required the third party guarantor to refinance the loans. The Red River option expired on April 30, 2003. While the parties have continued negotiations since the expiry and management believes the Red River transaction will be closed, there is no assurance that Red River will sign an operating lease to provide funds to pay the obligations. In the event Red River does not agree to continue operating the business, we would again become responsible for paying the borrowing obligations that Red River is currently paying.

Critical Accounting Policies and Estimates

General. Our discussion and analysis of financial condition and results of operations are based upon our December 31, 2003 consolidated balance sheet, which was prepared in accordance with accounting principles generally accepted in the United States and our financial statements for the three and six months ended and as of June 30, 2004 and 2003, that are reviewed in accordance with Statements on Standards for Accounting and Review services issued by the American Institute of Certified Public Accountants. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for doubtful accounts, the useful lives of fixed assets, impairment of long-lived assets and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized.

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

Results of Operations

Revenues for the Quarter Ended. The revenues for the three months ended June 30, 2004, were $3,981,101 compared to revenues of $6,475,288. Our revenues are significantly affected by the presence and absence of tornado, hurricane and other storm damage within the southern United States and Puerto Rico. Our second quarter 2003 revenues were higher than expected due to substantial tornado and storm damage during that quarter. We did not see similar events in the second quarter of 2004. The revenue decrease was partially offset by our expanded sales and marketing efforts. Revenues in the second and third quarters – when the warmer weather favors construction activity - generally improve over the first and fourth quarters.

Operating Expenses for the Quarter Ended. Operating expenses for the three months ended June 30, 2004, were $3,715,990 compared to expenses of $5,097,356 for the three months ended June 30, 2003. Operating expenses as a percentage of sales for the three months ended June 30, 2004 and 2003 were 93% and 78%, respectively, a increase of 15%. The higher margins in the second quarter of 2003 reflect the higher profit margins on the natural disaster work we did during that period. Since we must maintain capacity to perform when natural disasters occur, our costs are less elastic and do not move in direct correlation with our revenues. Operating expenses were adversely affected by increases in insurance costs, specifically workers compensation and general liability, higher fuel costs and labor costs. We were also impacted by lower profit margins on work that we sought to expand our market base and keep employees working. As we expand our market and build relationships, we believe our profit margins will improve.

Net Income for the Quarter Ended. The net income for the three months ended June 30, 2004, was $70,751 compared to $1.3 million for the three months ended June 30, 2003.

Revenues for the Six Months Ended. The revenues for the six months ended June 30, 2004, were $6,377,973 compared to revenues of $7,952,296. Our revenues for the first six months of 2003 were higher than the 2004 period due to the high revenues realized in the second quarter of 2003, which resulted from substantial tornado and storm damage during that quarter. We did not see similar events in the second quarter of 2004. The revenue decrease was partially offset by our expanded sales and marketing efforts, which produced higher revenues in the first quarter of 2004 than the same period in 2003. We have expanded our sales and marketing efforts in both existing and new markets. We believe that this strategy will offset some of the seasonal variations and afford improved long-term results.

Operating Expenses for the Six Months Ended. Operating expenses for the six months ended June 30, 2004, were $6,894,223 compared to expense of $7,156,929 for the six months ended June 30, 2003. Operating expenses as a percentage of sales for the six months ended June 30, 2004 and 2003 were 108% and 90%, respectively. The 2004 expenses were relatively higher due to the absence of higher margin, disaster-related work, the need to maintain sufficient response capacity, and our relatively inelastic labor and overhead costs. Our operating expenses were also adversely affected by increases in insurance costs, specifically workers compensation and general liability, travel costs (including added fuel expense) and labor costs. We were particularly impacted by lower profit margins on work that we sought to expand our market base and keep employees working.

Net Loss/Income for the Six Months Ended. The net loss for the six months ended June 30, 2004, was $384,287 compared to net income of $1,203,222 for the six months ended June 30, 2003. The net income for the first six months of 2003 includes $185,763 from the discontinued operations of Zenex Communications.

Discontinued Operations. The operations of Zenex Communications were discontinued in the fourth quarter of 2002. The discontinued operations had no affect upon 2004 operations. For the six months ended June 30, 2003, we realized a net gain of $185,763 from the discontinued operations. The net gain includes a loss on the sale of discontinued operations $1,127,014 and a gain from the forgiveness of debt due to the insolvency filing of Zenex Communications of $1,321,777.

Off-Balance Sheet Arrangements. There have been no material changes to the off-balance sheet arrangements (consisting of operating leases and a loan guaranty) that we discussed in our annual report on Form 10-KSB.

Liquidity and Capital Resources

From December 31, 2003 to June 30, 2004, total assets decreased from $8,239,663 to $7,947,448, current liabilities increased from $3,994,188 to $4,213,483 and shareholder’s equity decreased from $3,826,309 to $3,441,571. Cash and accounts receivables increased from $3,610,566 to $3,864,153. For the six months ended June 30, 2004, net cash used by operating activities was $352,889. Net cash used in financing activities was $124,100. Net cash provided by financing activities during this period was $382,421, which came from line of credit advances. At June 30, 2004, we had working capital of $417,365 compared to $964,366 at December 31, 2003.

The decrease in working capital was due to the operating loss sustained during the six months ended June 30, 2004. The operating loss was primarily attributable to the absence of disaster-related roofing work and the costs of maintaining capacity sufficient to respond to roofing damage resulting from natural disasters. Despite the working capital decrease, our liquidity is sufficient and we have sufficient capital resources, including excess capacity under our line of credit.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Shareholders

We held our 2004 Annual Meeting of Shareholders on June 8, 2004. At that meeting, the three nominees for directors as named in the proxy statement were elected, and Sutton, Robinson, Freeman & Co., P.C., were approved as the independent auditors.

The nominees for directors were elected based upon the following votes:

	Votes For	Votes Withheld

Tim Aduddell	41,969,400	10,000
Ron Carte	41,954,785	52,432
Debra G. Morehead	41,929,985	61,933

The proposal to approve the appointment of Sutton, Robinson, Freeman & Co., P.C., as independent auditors for 2004 received the following votes:

Votes for approval	41,954,785
Votes against	52,432
Abstentions	0

There were no broker non-votes for this item.

Item 6. Exhibits and Reports on Form 8-K

(a)           Exhibits
31.1   Rule 13a-14(a) Certifications
32.1   Section 1350 Certification
(b)           Form 8-K’s

     None
SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zenex International, Inc.

Date: August 12, 2004	By:	/s/ Ron Carte
Ron Carte
President

EXHIBIT INDEX

Exhibit No.   Description

31.1   Section 302 Certifications
32.1   Section 1350 Certification

