Form 10QSB
period 2004-09-30
ZENEX INTERNATIONAL INC
filed 2004-11-19
CIK 928373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2004
or
[] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission File Number: 0-24684

ZENEX INTERNATIONAL, INC.
(Name of small business issuer in its charter)
Colorado (State of incorporation)	73-1587867 (I.R.S. Employer ID no.)
14220 S. Meridian Ave. Oklahoma City, Oklahoma (Address of Principal Executive Offices)	73173 (Zip Code)

Issuer’s telephone number, including area code: 405-692-2300

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days: Yes [X] No [  ]

Shares of Common Stock, $.001 par value, outstanding as of November 15, 2004: 47,836,558

Transitional Small Business Disclosure Format: Yes [  ] No [X]

ZENEX INTERNATIONAL, INC.

TABLE OF CONTENTS

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Independent Accountant’s Review Report	4
	Financial Statements:
	Consolidated Balance Sheets	5-6
	Consolidated Statements of Operations	7-8
	Consolidated Statements of Cash Flows	9-10
	Notes to the Financial Statements	11-23
Item 2.	Management’s Discussion and Analysis	24-29
Item 3.	Controls and Procedures	29

	PART II.OTHER INFORMATION

Item 6.	Exhibits	30
	Signatures	30

2

ZENEX INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements - September 30, 2004 and 2003

This quarterly report on Form 10-QSB should be read in conjunction with Zenex International, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

Independent Accountant's Review Report

Board of Directors and Stockholders
Zenex International, Inc.
Oklahoma City, Oklahoma

We have reviewed the accompanying consolidated balance sheets of Zenex International, Inc. as of September 30, 2004, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2004 and 2003 and the consolidated statements of cash flows for the nine months then ended. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the Standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards for the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

The December 31, 2003 financial statements for Zenex International, Inc. were audited by us and we expressed an unqualified opinion in our report dated March 16, 2004, but we have not performed any auditing procedures since that date.

/s/Sutton Robinson Freeman & Co., P.C.

Sutton Robinson Freeman & Co., P.C.
Certified Public Accountants

October 29, 2004
Tulsa, OK

Zenex International, Inc.
Consolidated Balance Sheets
September 30, 2004

	September 30,
	2004	December 31,
	(unaudited)	2003
Assets

Current Assets
Cash	$325,793	$400,407
Accounts receivable	6,404,230	3,210,159
Costs and estimated earnings in excess
of billings on uncompleted contracts	780,507	941,635
Officer receivable	218,404	214,562
Prepaid expenses	173,117	96,337
Employee and other receivables	104,998	95,454
	8,007,049	4,958,554

Non-Current Related Party Receivable	1,699,230	1,669,343

Property and Equipment	1,883,145	1,779,557
Less: accumulated depreciation	(1,341,690)	(1,219,301)
	541,455	560,256

Other
Marketable equity securities	4,141	4,510
Deferred tax asset	1,197,500	1,047,000
	1,201,641	1,051,510

	$11,449,375	$8,239,663

See accompanying notes and accountant's review report.

Zenex International, Inc.
Consolidated Balance Sheets
September 30, 2004

	September 30,
	2004	December 31,
	(unaudited)	2003

Liabilities and Stockholder's Equity

Current Liabilities
Advances on line of credit	$2,411,467	$733,743
Current portion of long-term debt	794,707	872,401
Accounts and subcontract payables	2,240,196	1,696,051
Accrued liabilities	420,504	285,179
Insurance payable	103,886	42,579
Income tax payable	161,597	161,597
Billings in excess of costs and estimated
earnings on uncompleted contracts	1,697,161	202,638
	7,829,518	3,994,188

Long-Term Debt (Net of Current Portion)	198,657	419,166

Stockholders' Equity
Preferred stock ($0.001 par value,
20,000,000 shares authorized, no shares
issued and outstanding)	-	-
Common stock ($0.001 par value,
100,000 000 shares authorized,
47,836,558 shares issued and outstanding
at September 30, 2004 and
December 31, 2003	47,836	47,836
Paid-in capital	4,861,532	4,861,532
Unrealized gain (loss) on available for sale
securities	(19,313)	(18,945)
Retained earnings (deficit)	(1,468,855)	(1,064,114)

	3,421,200	3,826,309

	$11,449,375	$8,239,663
See accompanying notes and accountant's review report.

Zenex International, Inc.
Consolidated Statements of Operations
September 30, 2004 and 2003

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$5,392,243	$6,817,313	$11,770,216	$14,769,609

Operating Expenses
Cost of sales	5,343,369	5,669,227	11,188,606	12,122,363
Selling, general and administrative	100,195	108,444	1,087,052	780,137
Warranty	16,254	33,474	78,383	65,574
	5,459,818	5,811,145	12,354,041	12,968,074

Operating Income (Loss)	(67,575)	1,006,168	(583,825)	1,801,535

Other Income (Expense)
Interest income	662	17,607	38,273	56,923
Gain (loss) on sale of assets	(15,550)	-	(20,548)	5,000
Other income	5,238	5,604	18,006	12,377
	(9,650)	23,211	35,731	74,300

Net Income (Loss) from Operations
Before Income Taxes	(77,225)	1,029,379	(548,094)	1,875,835

Income tax (expense) benefit	44,223	(679,450)	130,805	(508,447)

Net Income (Loss) Before
Discontinued Operations and
Sale of Discontinued Business	(33,002)	349,929	(417,289)	1,367,388

Discontinued Operations

Gain (loss) on forgiveness of debt from
operations net of income taxes	-	-	-	1,312,777

Gain (loss) on sale of discontinued
operations net of income taxes	-	(63,321)	-	(1,190,335)

Net Income (Loss)	(33,002)	286,608	(417,289)	1,489,830

See accompanying notes and accountant's review report

Zenex International, Inc.
Consolidated Statements of Operations
September 30, 2004 and 2003

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Other Comprehensive Income:
Unrealized holding gain (losses)	(82)	2,460	(368)	-
Reclassification adjustment		-		-

Comprehensive Income (Loss)	$(33,084)	$289,068	$(417,657)	$1,489,830

Primary Earnings (Loss) per Share	nil	$0.01	$(0.01)	$0.03
Fully Diluted Earnings (Loss) per Share	$-	$-	$-	$0.02

Earnings (Loss) per Share from
Discontinued Operations	$-	$-	$-	$-

Earnings (Loss) per Share from
Continuing Operations	$-	$0.01	$-	$0.03

See accompanying notes and accountant's review report

Zenex International, Inc.
Consolidated Statements of Cash Flows
September 30, 2004 and 2003

	Nine Months Ended
	September 30,
	2004	2003

Cash Flows from Operating Activities

Net income (loss)	$(417,289)	$1,489,830

Reconciliation of net income to net cash
provided by operating activities:
Depreciation and amortization	135,724	132,355
Investments transferred for compensation		-
Gain on sale of property and equipment	13,335	1,127,014
Realized gain on forgiveness of debt	-	(1,317,777)
(Increase) Decrease from changes in:
Accounts receivable	(3,194,071)	(2,674,734)
Costs and estimated earnings in excess of
billings on uncompleted contracts	161,128	(301,690)
Shareholder receivable	(3,842)	1,828
Officer receivable	-	1,759
Income tax receivable	-	136,592
Related party receivable	(29,887)	(39,169)
Deferred taxes	(150,500)	88,559
Prepaid expenses	(76,780)	56,959
Employee and other receivables	(9,544)	180,113
Accounts payable	544,145	1,561,123
Accrued liabilities	135,325	249,876
Insurance payable	61,307	(106,055)
Billings in excess of costs and estimated
earnings on uncompleted contracts	1,494,523	(136,953)

Net adjustments to net income	(919,137)	(1,040,200)

Net cash used by operating activities	(1,336,426)	449,630

See accompanying notes and accountant's review report

Zenex International, Inc.
Consolidated Statements of Cash Flows
September 30, 2004 and 2003

	Nine Months Ended
	September 30,
	2004	2003
Cash Flows from Investing Activities
Proceeds from sale of property and equipment	-	5,000
Purchase of property and equipment	(117,709)	(81,383)

Net cash used by investing activities	(117,709)	(76,383)

Cash Flows from Financing Activities
Net change in line of credit	1,677,724	(424,990)
Proceeds from long-term debt	-	225,535
Retirement of long-term debt	(298,203)	(431,055)

Net cash provided by financing activities	1,379,521	(630,510)

Net Increase (Decrease) in Cash	(74,614)	(257,263)

Cash at Beginning of Period	400,407	612,844

Cash at End of Period	$325,793	$355,581

Supplemental Disclosure of Cash Flow
Information

Cash paid for:
Interest	$105,979	$113,216
Taxes	$-	$989

Supplemental Schedule of Non-Cash
Investing and Financing Activities

Fixed asset additions	$-	$38,803
Liabilities assumed or incurred	$-	$38,803

Common stock issued for services	$-	$35,000

See accompanying notes and accountant's review report

Zenex International, Inc. Notes to the Consolidated Financial Statements September 30, 2004

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

Zenex International, Inc. Notes to the Consolidated Financial Statements September 30, 2004

Note 1 - Summary of Significant Accounting Policies (continued)

Zenex Communications entered into agreements (the "Red River Agreements") as discussed in Note 17 with Red River Networks, LLC ("Red River") to effectively transfer the operations of the telecommunication segment of the Company’s operations to Red River on November 25, 2002.

The Company’s September 30, 2004 and December 31, 2003 consolidated balance sheets include Aduddell Roofing. The assets of Zenex Communications and approximately $407,900 of note and accounts payable were sold and assumed in April 2003 pursuant to the Red River Agreements. The consolidated statements of operations for the three and nine months ended September 30, 2004 includes Aduddell Roofing. The consolidated statements of operations for the three and nine months ended September 30, 2003, includes Aduddell Roofing and the discontinued operations of Zenex Communications. All significant inter-company accounts have been eliminated in the consolidated financial statements. The consolidated financial statements include all adjustments, which, in the opinion of management are necessary in order to make the statements not misleading.

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

Zenex International, Inc. Notes to the Consolidated Financial Statements September 30, 2004

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

Advertising Cost

Advertising costs are expensed when incurred as selling, general and administrative expenses in the accompanying statements of operations.

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

Zenex International, Inc. Notes to the Consolidated Financial Statements September 30, 2004

Note 1 - Summary of Significant Accounting Policies (continued)

Although Aduddell Roofing had a significant number of customers for the period ended September 30, 2004, four customers accounted for 68% revenue. Two customers accounted for 64% of the revenue for the period ended September 30, 2003.

The Company’s receivables at September 30, 2004, and December 31, 2003, are from a small number of companies in various industries, which could be subject to business cycle variations. As of September 30, 2004, the Company had four customers that accounted for 73% of the customer accounts receivable. As of December 31, 2003, the Company had four customers that accounted for 79% of the customer accounts receivable. This concentration subjects the Company to a credit risk if the general economy or the companies fail to perform.

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

Segment Information

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company identifies its operating segments based upon business activities, management responsibilities and geographical location. Net income from continuing operations reflects the operations of Aduddell Roofing, the single business segment in which the Company operates at September 30, 2004.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentations. No reclassifications have been made within the current period presentations.

Zenex International, Inc. Notes to the Consolidated Financial Statements September 30, 2004

Note 2 - Contract Receivables

Billed contract receivables consist of:

	September 30,	December 31,
	2004	2003

Completed contracts	$2,080,596	$896,850
Contracts in progress	4,056,729	1,933,418
Retainage	266,905	379,891

Less allowance for doubtful amounts	-	-
	$6,404,230	$3,210,159

Note 3 - Shareholder and Related Party Receivable

Advances to a company partially owned by the Company’s majority shareholder totaled $1,669,343 as of September 30, 2004, and December 31, 2003. The advances are secured by marketable securities and shareholder guaranty bearing interest at the federal mid-term rate. The note matures on January 1, 2007.

Note 4 - Uncompleted Contracts

Costs, estimated earnings, and billings on uncompleted contracts, are as follows:

	September 30,	December 31,
	2004	2003

Costs incurred on uncompleted contracts	$4,126,638	$5,895,844
Estimated earnings (loss)	2,506,490	503,119
	6,633,128	6,398,963
Billings to date	7,549,783	5,659,966
	$(916,655)	$738,997

Zenex International, Inc. Notes to the Consolidated Financial Statements September 30, 2004

Note 4 - Uncompleted Contracts (continued)

Included in the accompanying balance sheet under the following captions:

	September 30,	December 31,
	2004	2003

Costs and estimated earnings in excess of
billings on uncompleted contracts	$780,506	$941,635

Billings in excess of costs and estimated
earnings on uncompleted contracts	(1,697,161)	(202,638)
	$(916,655)	$738,997

Note 5 - Property and Equipment

Property and equipment are recorded at cost. Expenditures for repairs and maintenance are charged to operations when incurred. Major improvements and renewals that extend the useful life of the related asset are capitalized and depreciated over the remaining useful life. Depreciation and amortization are computed for financial and income tax reporting purposes using straight-line and accelerated methods over estimated useful lives ranging from five to ten years. Depreciation expense for the nine months ended September 30, 2004, was $145,223.

The following table summarizes the classifications of property and equipment, total accumulated depreciation and the related estimated useful lives:

	September 30,	December 31,
	2004	2003	Years

Machinery and equipment	$465,869	$489,129	5-10
Office furniture and equipment	191,433	162,345	5-7
Transportation equipment	1,196,434	1,098,674	5
Leasehold improvements	29,409	29,409	5
	1,883,145	1,779,557
Less: accumulated depreciation	1,341,690	1,219,301

Net property and equipment	$541,455	$560,256

Zenex International, Inc. Notes to the Consolidated Financial Statements September 30, 2004

Note 6 - Marketable Equity Securities

The Company’s securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings. Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost in investments. Securities not classified as held-to-maturity or trading are classified as available-for-sale. Available-for-sale securities are recorded at fair value on the balance sheet with the change in fair value during the period excluded from earnings and reported as a separate component of Shareholders’ Equity. All of the Company’s securities are classified available-for-sale at September 30, 2004 and December 31, 2003. Unrealized holding losses on these securities totaled $19,313 and $18,945 at September 30, 2004 and December 31, 2003, respectively.

Note 7 - Line of Credit

The Company has $3,500,000 in revolving lines of credit. The lines bears interest at 1.25% and 2.25% over the Wall Street Journal Prime Rate (currently 7% and 6%) and is secured by all accounts, property and equipment and shareholder guaranty. The line matures on November 14, 2004. Outstanding advances totaled $2,411,467 and $733,743 at September 30, 2004 and December 31, 2003, respectively.

Note 8 - Long-Term Debt

The Company has the following long-term debt as of:
	September 30, 2004	December 31, 2003
Note payable secured by all assets of Zenex Communications and the personal guaranty of certain Directors, bearing interest at 1.5% over Wall Street Journal Prime with a minimum of 6% due in monthly installments of $8,673 through June 30, 2006	$398,060	$450,000
Note payable secured by all accounts, equipment and general intangibles, bearing interest at 2.75% over New York Prime (6.75%) due in monthly installments of $17,581 through November 2006	418,108	565,473

Zenex International, Inc. Notes to the Consolidated Financial Statements September 30, 2004

Note 8 - Long-Term Debt (continued)

	September 30, 2004	December 31, 2003
Notes payable to shareholder bearing interest at 5% due in monthly installments of $5,000 through March 2005 with a balloon payment of $120,000 in September 2005	145,883	204,569
0% to 8.99% fixed rate notes secured by transportation equipment due in varying monthly installments through Sept. 2005	31,313	64,379
4% fixed rate note secured by equipment, due in monthly installments of $1,825 through May 2004	-	7,146
	993,364	1,291,567
Less: current portion of long-term debt	794,707	872,401
	$198,657	$ 419,166

Maturities of long-term debt as of September 30, 2004, are as follows:
Year	Amount
2006	$176,008
2007	22,649
$198,657

Interest expense for the nine months ended September 30, 2004 was $105,979.

Note 9 - Income Taxes

At December 31, 2003, the Company had net operating losses of approximately $3,700,000 available to reduce future federal and state taxable income. Unless utilized, the carry forward amounts will begin to expire in 2012. For federal and state tax purposes, some of the Company’s net operating loss carry forward amounts are subject to an annual limitation due to a greater than 50% change in stock ownership, as defined by federal and state tax law.

Under the provisions of FAS-109, Accounting for Income Taxes, deferred tax liabilities and assets are measured using the applicable tax rate based on the taxable and deductible temporary differences and operating loss carry forward

Zenex International, Inc. Notes to the Consolidated Financial Statements September 30, 2004

Note 9 - Income Taxes (continued)

amounts. Taxable temporary differences result principally from the excess of depreciation for tax purposes over the amount deducted for financial reporting purposes. Deductible temporary differences and the operating loss carry forward, giving rise to the deferred tax assets, are reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized.

The components of the net deferred tax asset are as follows:

	September 30,	December 31,
	2004	2003
Deferred tax liability on depreciation	$(50,000)	$(48,000)
Deferred tax asset for loss carry	1,420,000	1,340,150
Deferred tax asset	1,370,000	1,292,150

Less: valuation allowance	172,500	245,150

Net deferred tax asset	$1,197,500	$1,047,000

The Company has established a valuation allowance for a portion of its net deferred tax asset due to the ownership changes limitation on the use of the loss carry forward.

Note 10 - Backlog

The estimated gross revenue on work performed on signed contracts at September 30, 2004, was $9,073,000.

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

Zenex International, Inc. Notes to the Consolidated Financial Statements September 30, 2004

Note 11 - Earn-Out Conversion (continued)

In August 2002, an Agency Agreement was signed with a related party, (the "Agent") for assistance in commercial debt restructuring and conversion of the earn-out rights obligation into equity. Under the terms of the Agency Agreement, the Agent contacted and offered a Conversion Agreement to the former shareholders of Prestige. The Agent is to be compensated with 700,000 shares of common stock. The deemed value of the conversion is $0.52 per share. Under the terms of the Conversion Agreement, certain former Prestige shareholders converted their earn-out rights to Company stock. 1,794,268 shares of common stock were issued for the conversion and 700,000 shares issued under the Agency Agreement. As of September 30, 2004, approximately 89% of the former Prestige shareholders agreed to the conversion.

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

Zenex International, Inc. Notes to the Consolidated Financial Statements September 30, 2004

Note 13 - Earnings Per Share

	September 30,	September 30,
	2004	2003

Primary earnings per share: (in thousands)
Common shares outstanding	47,836,558	47,836,558
Weighted average shares outstanding	47,836,558	47,836,558
Earnings (loss) per share	$(0.01)	$0.030

Fully Diluted earnings per share:
Common shares outstanding	78,536,558	78,536,558
Weighted average shares outstanding	78,536,558	78,536,558
Earnings (loss) per share	$-	$0.017

Note 14 - Letter of Credit

At September 30, 2004 the Company had a $175,000 letter of credit issued to its insurance carrier that matures on January 16, 2005.

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

Note 16 - Related Party Transaction

Aduddell Roofing leases office and warehouse space from Aduddell Holdings, Inc., a corporation wholly-owned by Tim Aduddell, a majority shareholder of the Company. The lease is for one year and expires on September 30, 2004. The

Zenex International, Inc. Notes to the Consolidated Financial Statements September 30, 2004

Note 16 - Related Party Transaction (continued)

monthly lease payments are $16,250. For the nine months ended September 30, 2004 rent expense totaled $146,250.

Note 17 - Discontinued Operations

Zenex Communications, a subsidiary of the Company, entered into three agreements (the "Red River Agreements") with Red River Networks, LLC ("Red River"), an Oklahoma limited liability company, effective November 25, 2002. Red River provides consulting and related services in the long distance telecommunications industry. Zenex Communications is the owner of direct long distance services and prepaid accounts and is in the business of providing long distance telecommunications, in part, by means of its own switching equipment. Zenex Communications was unable to pay the amount owed to Global Crossings Bandwidth, Inc. ("Global"), Zenex Communications’ primary carrier of long distance traffic. In an attempt to prevent the termination of services from Global and to allow Zenex Communications to continue to operate in a limited fashion and windup its affairs in an orderly manner, Zenex Communications and Red River agreed that (a) Red River would acquire Zenex Communications Customers (Book of Business) under the Purchase Agreement (b) Zenex Communications would issue to Red River an option to acquire Zenex Communications’ equipment under the terms of an Option Agreement, and (c) Zenex Communications would retain Red River to provide certain services on the terms and conditions set forth in the Service Agreement. The three agreements effectively terminated the telecommunications segment of the Company.

Purchase Agreement

Under the terms of the Purchase Agreement, Red River agreed to pay Global $27,843 to prevent the immediate termination of Zenex Communications’ long distance services and to buy Zenex Communications’ Book of Business, which includes all of the Customers and pre-paid accounts of Zenex Communications.

Option Agreement

Under the terms of the Option Agreement (the "Option"), Zenex Communications granted Red River the exclusive and irrevocable option to purchase all of Zenex Communications’ rights, title, and interest in certain switching and telecommunications equipment used in the direct long distance service provided by Zenex Communications. Additionally, Red River was to assume certain promissory notes with a remaining balance of approximately $317,000. The

Zenex International, Inc. Notes to the Consolidated Financial Statements September 30, 2004

Note 17 - Discontinued Operations (continued)

option expired on April 30, 2003, and there is no assurance that Red River will sign the option agreement.

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

Forward-Looking Statements

This quarterly report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which can be identified by the use of forward-looking terminology such as: "may", "might", "could", "would", "believe", "expect", "intend", "plan", "seek", "anticipate", "estimate", "project" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this quarterly report on Form 10-QSB, including without limitation, the statements under "Item 2. Management’s Discussion and Analysis " regarding our financial position and liquidity, are forward-looking statements. These forward-looking statements also include, but are not limited to:

•	our ability to expand Zenex’s business;

•	actions of our competitors; and

•	statements regarding our anticipated revenues, expense levels, liquidity and capital resources and projections of when we will achieve break-even or positive operating cash flow.

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

Introduction

Our revenues are derived primarily from comprehensive roofing services, including re-roofing, restoration and repair, new roof construction, sheet metal fabrication and waterproofing. We also provide limited residential roofing services. We also offer maintenance services, which provide recurring revenues and ongoing interaction with our customers. Almost all our revenues for the nine months ended September 30, 2004, were derived from re-roofing, restoration, and repair services.

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

Critical Accounting Policies and Estimates

General. Our discussion and analysis of financial condition and results of operations are based upon our December 31, 2003 consolidated balance sheet, which was prepared in accordance with accounting principles generally accepted in the United States, and our financial statements for the nine months ended as of September 30, 2004 and 2003, that are reviewed in accordance with The Standards of the Public Company Accounting Oversight Board (United States). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for doubtful accounts, the useful lives of fixed assets, impairment of long-lived assets and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We are working in Florida under Federal Emergency Management Agency arrangements made in response to the hurricane damage that occurred this summer. These arrangements pay providers based on the square footage of roofing material installed. There is no contract and we are accruing revenues as costs are incurred.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, interest, depreciation and supplies. Our general and administrative costs are charged to expense as incurred. We make provisions for estimated losses on uncompleted contracts in the period in which such losses are determined. Changes in job performance, job conditions, budgeting variances and estimated profitability may result in revisions to costs and income, which we recognize in the period in which the revisions are determined.

The asset "Costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed. This asset occurs when revenues, as determined by the percentage-of-completion method, exceed the actual billings. The liability "Billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized. This liability occurs when actual billings exceed accrued revenues. Property and Equipment. Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated using straight-line and accelerated methods over the estimated useful lives of the assets, which range from five to ten years.

Changes from the Prior Period. We have not made any material changes to our critical accounting estimates or assumptions or the judgments affecting the application of those estimates or assumptions.

Results of Operations

Revenues for the Quarter Ended. The revenues for the three months ended September 30, 2004, were $5,392,243 compared to revenues of $6,817,313 for the period ended September 30, 2003. Our revenues are significantly affected by the presence and absence of tornado, hurricane and other storm damage within the southern United States. Our third quarter 2003 revenues were higher than expected due to substantial tornado and storm damage in Oklahoma. Storm damage did not significantly affect our third quarter 2004 revenues. We have a large amount of hurricane related work in Florida, but this work did not begin in earnest until mid-September 2004. Our third quarter results reflect the some seasonal variation, in which revenues in the second and third quarters - when the warmer weather favors construction activity - generally improve over the first and fourth quarters. The hurricane related work will, however, result in an exception to the season trends. We expect at least $6.0 million in hurricane related revenue in the fourth quarter, which will depart from prior fourth quarter trends.

Operating Expenses for the Quarter Ended. Operating expenses for the three months ended September 30, 2004, were $5,459,818 compared to expenses of $5,811,145 for the three months ended September 30, 2003. Operating expenses as a percentage of sales for the three months ended September 30, 2004 and 2003 were 101% and 85%, respectively. Since we must maintain capacity to perform when natural disasters occur, our costs are less elastic and do not normally move in direct correlation with our revenues. Operating expenses were relatively static, but were affected by increases in insurance costs, specifically workers compensation and general liability, higher fuel costs and labor costs.  We are expanding our market and building relationships, which we believe will improve our profit margins over the long term.

Net Loss/Income for the Quarter Ended. The net loss for the three months ended September 30, 2004, was $33,002 compared to net income of $286,608 for the three months ended September 30, 2003. The decrease in income was attributable to relative absence of storm related roofing work in the 2004 period compared to the 2003 period.

Revenues for the Nine Months Ended. The revenues for the nine months ended September 30, 2004, were $11,770,216 compared to revenues of $14,769,609. Our revenues for the first nine months of 2003 were higher than the 2004 period due to the high revenues realized in the second quarter of 2003, which resulted from substantial tornado and storm damage during that quarter. We see similar events beginning in the third quarter of 2004 and carrying over to the fourth quarter 2004 resulting from the hurricane related activity in Florida. This work did not begin in earnest, however, until mid-September 2004. The revenues for the nine months ended September 30, 2003, were aided substantially by roofing work generated due to tornado damage during the second quarter of that year. We have expanded our sales and marketing efforts in both existing and new markets. We believe that this strategy will offset some of the seasonal variations and afford improved long-term results.

Operating Expenses for the Nine Months Ended. Operating expenses for the nine months ended September 30, 2004, were $12,354,041 compared to expense of $12,968,074 for the nine months ended September 30, 2003. Operating expenses as a percentage of sales for the nine months ended September 30, 2004 and 2003 were 105% and 88% , respectively. The 2004 expenses were slightly higher due to the relative absence of storm related roofing work, the need to maintain sufficient response capacity, and our relatively inelastic labor and overhead costs. Again, our operating expenses were also adversely affected by increases in insurance costs, specifically workers compensation and general liability, travel costs (including added fuel expense) and labor costs. We were particularly impacted by lower profit margins on work that we sought to expand our market base and keep employees working.

Net Loss/Income for the Nine Months Ended. The net loss for the nine months ended September 30, 2004, was $417,289 compared to net income of $1,489,830 for the nine months ended September 30, 2003. The net income for the first nine months of 2003 includes $122,442 from the disposition and discontinued operations of Zenex Communications.

Discontinued Operations. The operations of Zenex Communications were discontinued in the fourth quarter of 2002. The discontinued operations had no affect upon 2004 operations. For the nine months ended September 30, 2003, we realized a net gain of $122,442 from the disposition and discontinued operations. The net gain includes a loss on the sale of discontinued operations $1,190,335 and a gain from the forgiveness of debt due to the insolvency filing of Zenex Communications of $1,312,777.

Off-Balance Sheet Arrangements. There have been no material changes to the off-balance sheet arrangements (consisting of operating leases and a loan guaranty) that we discussed in our annual report on Form 10-KSB.

Liquidity and Capital Resources

From December 31, 2003 to September 30, 2004, total assets increased from $8,239,663 to $11,449,375, current liabilities increased from $3,994,188 to $7,829,518 and shareholder’s equity decreased from $3,826,309 to $3,421,200. Cash and accounts receivables increased from $3,610,566 to $6,730,023. The increase in assets generally results from a nearly doubling in the accounts receivable from $3,210,159 to 6,404,230. The increase in current liabilities results from an increase in our credit line from $733,743 to $2,411,467 and in our accounts payables from $1,696,051 to $2,240,196. The changes largely result from our hurricane related work in Florida. The work only began in earnest in mid-September 2004 and at September 30, 2004, and during the periods then ended, has had a greater affect on our balance sheet than our income statement.

For the nine months ended September 30, 2004, net cash used by operating activities was $1,336,426. Net cash used for investing activities was $117,709. Net cash provided by financing activities during this period was $1,379,521, which came from line of credit advances. At September 30, 2004, we had working capital of $117,531 compared to $964,366 at December 31, 2003.

The decrease in working capital was due to the operating loss sustained during the nine months ended September 30, 2004 and excess billings on contracts. The operating loss in 2004 was primarily attributable to the absence of weather related roofing work during much of the period (the hurricane activity began in earnest in mid-September 2004), in greater over-billings than under-billings ($916,655), and the costs of maintaining capacity sufficient to respond to roofing damage resulting from natural disasters. Despite the working capital decrease, our liquidity is sufficient and we have sufficient capital resources, including excess capacity under our line of credit. We expect work-in-progress in Florida will significantly increase liquidity in the fourth quarter 2004.

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

31.1    Rule 13a-14(a) Certifications

32.1    Section 1350 Certification

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zenex International, Inc.

Date: November 19, 2004	By:	/s/ Ron Carte
Ron Carte
President

EXHIBIT INDEX

Exhibit No.   Description

31.1    Section 302 Certifications

32.1    Section 1350 Certification

