Form 10KSB
period 2004-12-31
ZENEX INTERNATIONAL INC
filed 2005-03-31
CIK 928373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

X	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2004
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
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues of issuer for its most recent fiscal year: $27,828,362.

Aggregate market value of voting stock held by non-affiliates as of March 30, 2005: $2,509,430 (20,911,914 shares at $0.12 per share).

Shares of Common Stock outstanding as of March 30, 2005: 47,836,558.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of this report is incorporated by reference to the definitive proxy statement for the issuer’s 2005 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004.

Transitional Small Business Disclosure Format: Yes [ ]  No[X]

ZENEX INTERNATIONAL, INC.
2005 ANNUAL REPORT ON FORM 10-KSB

Disclosure Regarding Forward Looking Statements

This annual report on Form 10-KSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which can be identified by the use of forward-looking terminology such as: “may”, “might”, “could”, “would”, “believe”, “expect”, “intend”, “plan”, “seek”, “anticipate”, “estimate”, “project” or “continue” or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this annual report on Form 10-KSB, including without limitation, the statements under “Item 2. Management’s Discussion and Analysis or Plan of Operation” and located elsewhere herein regarding our financial position and liquidity are forward-looking statements. These forward-looking statements also include, but are not limited to:
•	our ability to expand our markets and maintain or increase profit margins;
•	actions of our competitors; and
•	statements regarding our anticipated revenues, expense levels, liquidity and capital resources and projections of when we will achieve break-even or positive operating cash flow.

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

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements. See “Risk Factors” included herein for further information regarding risks and uncertainties related to our businesses.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto.

PART I
Item 1.  Description of Business

Introduction

Zenex International, Inc. (formerly Zenex Telecom, Inc.) is engaged in the commercial and industrial roofing and re-roofing businesses through Aduddell Roofing & Sheet Metal, Inc. (“Aduddell Roofing”). The terms “Zenex”, “we”, “our” and “us” and other similar terms refer to Zenex International, Inc. and its direct and indirect subsidiaries, unless we specify otherwise. Zenex® is our registered trademark. All other trade names, trademarks and product names in this report are the property of their respective owners. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto.

We were incorporated on March 4, 1991, in the state of Colorado under the name Lone Wolf Energy, Inc. On November 15, 2001, the shareholders approved the change of the corporate name from Lone Wolf Energy, Inc. to Zenex Telecom, Inc., which was changed on August 3, 2002, to Zenex International, Inc.

Aduddell Roofing

Aduddell Roofing was founded in 1976 and has become a prominent, nationwide provider of commercial and industrial roofing services. Through Aduddell Roofing, we offer a broad range of comprehensive roofing services, which include re-roofing, restoration and repair, new roof construction, sheet metal fabrication and waterproofing. Approximately 98% of our 2004 revenues were derived from re-roofing, restoration and repair services, and 2% were derived from new roof construction. We focus primarily on re-roofing projects where we can more easily control costs and thereby derive higher profits. We have historically performed complex work required to be completed within a short time frame, such as for commercial and industrial properties that have suffered catastrophic damage.

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

The average useful life of a commercial roof is estimated to be approximately 15 years. Due to a lack of customer awareness of the savings that can result from a long-term, consistent roof maintenance program, customers and competitors have traditionally taken an all-or-nothing approach to roofing expenditures. By taking a maintenance-oriented approach to customer service, we will seek to create a more consistent revenue stream, while providing cost-effective solutions to our customers.

Services

We provide a comprehensive range of commercial roofing services. We employ a knowledgeable and skilled workforce that utilizes standardized techniques and practices to determine a customer’s optimal roofing solution. These solutions are designed to maximize the 15 average year life of a new roofing system. Annual maintenance services, which can result in the identification at an early stage of problems within a roofing system, can add as many as 10 years to the useful life of a roof through repair and restoration. The following is a description of our services.

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

Restoration. Restoration involves the major repair of the roofing system, including the repair of all penetrations and re-surfacing of the roof to restore it to serviceable condition. The opportunity to perform restoration work normally exists two or three years before the end of a roof’s life cycle and before significant damage occurs. We are able to inform building owners when a roof is approaching the end of its 14-year average life cycle through our regularly scheduled maintenance and repair program. As many as ten years can be added to the useful life of the roof through restoration and the cost of restoration is typically one-half the cost of re-roofing.

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

Customers

In 2004, we provided commercial roofing services to more than 65 customers. Two customers accounted for 38% and 10% of our 2004 revenues. We provide roofing services to customers having a local, regional and national presence in a broad range of businesses, including the industrial, office, retail, hospitality, government and educational industries.

Suppliers

We purchase our roofing materials and other supplies from numerous suppliers and are not dependent on any one supplier for materials. Over the last calendar year our expenses related to materials and supplies have increased but we have had no problems obtaining the supplies and materials we need without extensive delays.

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

We supplement our sales and marketing activities through participation in industry trade shows and conferences, our Internet website and the yellow pages in the markets we serve. We have also created a corporate accounts program, which is intended to develop and manage our relationship with customers having a regional or national presence. Our logo and identifying marks are featured on service trucks, marketing materials and advertising.

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

Government Regulation

Our business and the activities of our roofing contractors are subject to various federal, state, and local laws, regulations and ordinances relating to, among other things, the licensing and certification of roofing contractors, OSHA standards, advertising, building and zoning regulations and environmental laws and regulations relating to the disposal of demolition debris and other solid wastes. We employ a full-time environmental specialist to assist us with environmental compliance and safety. Our expenses incurred in connection with compliance with environmental laws is not readily determinable as many of the expenses we incur, such as expenses for roof debris clean up, are aggregated with other expenses we incur when performing roofing projects. While we strive to utilize the best industry practices for waste disposal, there can be no assurance that we will not encounter future environmental claims, which could have a material adverse effect on our business, financial condition and results of operations.

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

Employees

At March 30, 2005, we had 62 full-time employees, including 50 employees in field operations and 12 managers and administrative employees. Our roofing employees are unionized and covered under a collective bargaining agreement. Our managers and administrative employees are non-unionized. We have not experienced any labor-related work stoppages, and we consider our relations with our employees to be good.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Our Common Stock is traded on the OTC Bulletin Board and is quoted under the symbol “ZENX.OB”. The following table sets forth, for the periods presented, the high and low bid quotations in the over-the-counter market as quoted on the OTC Bulletin Board. The bid quotations reflect inter-dealer prices without adjustment for retail markups, markdowns, or commissions and may not reflect actual transactions. The reported quotations were obtained from the OTC Bulletin Board website.

	2004		2003
Quarter Ended	Low	High	Low	High
March 31	$0.07	$0.12	$0.01	$0.03
June 30	$0.08	$0.12	$0.03	$0.08
September 30	$0.08	$0.19	$0.03	$0.16
December 31	$0.12	$0.14	$0.10	$0.13

Holders of our Common Stock

At the date of this report, we had 127 shareholders of record for our common stock.

Dividend Policy

Our dividend policy is to retain earnings to support the expansion of operations. We do not intend to pay cash dividends in the near future. Any future cash dividends will depend on our future earnings, capital requirements, financial condition and other factors deemed relevant by the Board of Directors.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with our financial statements and notes thereto.

Introduction

Our revenues are derived primarily from comprehensive roofing services, including re-roofing, restoration and repair, new roof construction, sheet metal fabrication and waterproofing. We also provide limited residential roofing services. Approximately 98% of our 2004 revenues were derived from re-roofing, restoration and repair services, and 2% were derived from new roof construction. We also offer maintenance services, which provide recurring revenues and ongoing interaction with our customers. Revenues from fixed-price construction and renovation contracts are generally accounted for on a percentage-of-completion basis using the cost-to-cost method. The cost-to-cost method measures the percentage completion of a contract based on total costs incurred to date compared to total estimated costs to completion. Typically, because of winter weather during the first and fourth calendar quarters of each year, we have experienced periods of relatively lower revenues and gross profits with no corresponding decrease in selling, general and administrative expenses.

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

Seasonal and Cyclical Nature of the Commercial Roofing Industry

The construction industry is cyclical and is influenced by seasonal factors, as construction activities are usually lower during winter months than other periods. We attempt to increase winter productivity by concentrating our business in the southern half of the United States. Nevertheless, we expect our revenues and operating results generally will be lower in the first and fourth quarters. Additionally the industry is affected by natural disasters, such as tornadoes, hurricanes and other windstorms. Since disaster-related work requires an immediate response and are typically covered by insurance, the margins are higher than on discretionary work. The absence of disaster work will result in lower revenues, unused capacity, the acceptance of lower margin work, and higher relative operating expenses.

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

Discontinued Operations

Before the acquisition of Aduddell Roofing effective October 1, 2002, we were primarily engaged in the wholesale of telecommunication services through a subsidiary. Zenex Communications.

To facilitate continued service to its customers and permit an orderly winding up of its affairs, Communications entered into several agreements with Red River Networks, LLC, an unaffiliated entity, in November 2003. Under these agreements, Red River purchased Communications’ service contracts (its customers) for $27,843 and acquired an option to purchase Communications’ switching and other telecommunications equipment for the assumption of office leases and $525,000 in borrowings that are guaranteed by a third party and the Company. The bank was unwilling to refinance the loans to Red River and therefore required the third party guarantor to refinance the loans. The Red River option expired on April 30, 2003. Although the transaction has not been closed, Red River has continued to operate the business, and pay the obligations. In the event Red River does not agree to continue operating the business, we would again become responsible for paying the borrowing obligations that Red River is currently paying.

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

Changes from the Prior Period

We have not made any material changes to our critical accounting estimates or assumptions or the judgments affecting the application of those estimates of assumptions.

Results of Operations

Revenues. Revenues increased from $19,309,814 for the year ended December 31, 2003 to $27,828,362 for the year ended December 31, 2004. Our revenues are significantly affected by the presence or absence of natural disaster related work such as tornados, hurricanes and other windstorms. Revenues for 2004 were higher than expected due to the substantial amount of hurricane related work in Florida during the fourth quarter. During the last quarter of 2004, we contracted to provide temporary roofing for residential properties in Florida that were damaged by the hurricanes. Revenues from contracts through the Federal Emergency Management Administration totaled $11,000,000. Additionally, the hurricane related work in Florida required an immediate response and was covered by insurance and as a result we were able to realize higher profit margins on the hurricane related work. The hurricane work resulted in an exception to the normal seasonal trends in which revenues in the first and fourth quarter are lower than over the second and third quarters when the warmer weather favors construction activity.

Operating Expenses. Operating expenses for the year ended December 31, 2004, were $25,385,030, or 91% of revenue, compared to $17,722,745, or 92% of revenue, for the year ended December 31, 2003. Operating expenses for the year ended December 31, 2004 as a percentage of revenue were relatively static, but were affected by increases in insurance costs, higher fuel and labor costs. These increases were offset by the higher profit margins on the hurricane related work in Florida during the fourth quarter.

Income before Provision for Income Taxes. Operating income before taxes for the year ended December 31, 2004, was $2,556,623 compared to $1,678,610for the year ended December 31, 2003. The increase in our 2004 operating income was attributable to our fourth quarter operating income of $3,104,717, which resulted from the increased revenue due to the hurricane related work in Florida during the fourth quarter.

Discontinued Operations. The operations of Zenex Communications were discontinued in the fourth quarter of 2002 and concluded in 2003. For the year ended December 31, 2003, we realized a net gain of $122,456 from the discontinued operations of Zenex Communications. The net gain includes a loss on the sale of discontinued operations of $1,190,335 and a gain from the forgiveness of debt due to the insolvency filing of Zenex Communications of $1,240,544. We recognized no items of gain or loss from discontinued operation in 2004.

Net Income. The net income for the year ended December 31, 2004, was $1,534,135, compared to $1,362,986 for the year ended December 31, 2003. These results were influenced by the factors identified above under Operating Income (Loss) and Discontinued Operations.

Off-Balance Sheet Arrangements. We have operating leases and guaranties that are not accrued on the balance sheet. The payments due under these leases are disclosed in footnote 8 and a contingent loan guaranty in footnote 13 of the Financial Statements. Other than the lease and note guaranty, we have no contractual commitments that do not appear on the balance sheet as of December 31, 2004.

Liquidity and Capital Resources

Year Ended December 31, 2004

Total assets increased from $8,239,663 to $11,635,298, liabilities increased from $4,413,352 to $6,273,622 and shareholders’ equity increased from $3,826,311 to $5,361,676 from December 31, 2003, to December 31, 2004. The increase in assets comes from higher cash and accounts receivables. The increase in liabilities results primarily from an increase in our accounts payable. The increases stem from the greater activity during the fourth quarter from hurricane related work.

Net cash increased from $400,407 at December 31, 2003, to $2,500,561 at December 31, 2004, primarily due to the increase revenues and collections during the fourth quarter. For the year ended December 31, 2004, net cash provided by operating activities was $3,333,887 compared to $548,465 for the year ended December 31, 2003. Net cash used in investing activities during this period was $123,875 compared to $82,208 used by investing activities for the year ended December 31, 2003. Net cash used by financing activities during this period was $1,109,858 compared to $678,694 used for financing activities for the year ended December 31, 2003, primarily from reductions of the line of credit. At December 31, 2004, we had a working capital of $2,691,675 compared to a working capital at December 31, 2003, of $749,806. The increase in working capital resulted from higher levels of activity, which generated more cash and account receivables.

We have a $2,000,000 line of credit with a bank that bears interest at 1.25% above the Wall Street Journal prime rate. As of December 31, 2004, all $2,000,000 was available for our use under the line of credit.

At December 31, 2004, we had $915,452 of long term debt as compared to $1,291,567 of long term debt at December 31, 2003. The decrease in the amount of long term debt outstanding was due to repayments of our outstanding debt made from cash generated from operations during the 2004 fiscal year.

Adequacy of Current Liquidity

We meet all of our funding needs for ongoing operations with internally generated cash flows from operations, access to our line of credit and with existing cash and short-term investment balances. We believe that existing cash, cash equivalents, short-term investments, and our line of credit together with cash generated from operations, will be sufficient to meet our cash requirements for the foreseeable future.

Item 7. Financial Statements

Financial Statements and Financial Statement Schedules - See Index to Consolidated Financial Statements and Schedules immediately following the signature page of this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Sutton Robinson Freeman & Co., P.C. has audited our financial statements for the years covered by this report. are no disagreements with the independent accountants regarding matters of accounting or financial reporting.

Item 8A. Controls and Procedures

It is the responsibility of the chief executive officer and the chief financial officer to ensure that the Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis. The Company’s disclosure controls and procedures include mandatory communication of material events, automated accounting processing and reporting, management review of monthly results and an established system of internal controls.

As of December 31, 2004, management, including the chief executive officer and chief financial officer, conducted an evaluation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer have concluded the disclosure controls and procedures currently in place are adequate to ensure material information and other information requiring disclosure are identified and communicated in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the chief executive officer and chief financial officer completed their evaluation.

PART III

Item 9. Directors, Executive Officers of the Registrant

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
2.1

Agreement and Plan of Split-off and Merger, dated as of September 27, 2002, by and among Zenex International, its subsidiary and Aduddell Roofing (filed as exhibit to our Form 8-K/A filed on November 15, 2002 and incorporated by reference herein)

3.1	Amended and Restated Articles of Incorporation of Zenex (filed as exhibit to our Form S-3 Registration Statement filed on August 2, 2000 and incorporated by reference herein)
3.2	Amended and Restated Bylaws of Zenex (filed as exhibit to our Form S-3 Registration Statement filed on August 2, 2000 and incorporated by reference herein).
3.3

Amendment to the Articles of Incorporation of Lone Wolf Energy, Inc. changing the name to Zenex Telecom, Inc. effective November 29, 2001 (filed as exhibit to our Form 8-K filed on November 28, 2001 and incorporated by reference herein)

3.4

Amendment to the Articles of Incorporation changing Zenex Telecom, Inc. to Zenex International, Inc. effective August 6, 2002 (filed as exhibit to our Form 8-K filed on August 15, 2002 and incorporated by reference herein)

10.1

Agreement and Plan Reorganization dated May 5, 2000, by and among Lone Wolf Energy, Inc., Prestige Investments, Inc., Zenex Long Distance, Inc., and others (filed as exhibit to our Form 8-K filed on May 19,2000 and incorporated by reference herein)

10.2

Plan and Agreement of Merger dated May 5, 2000, by and among Lone Energy, Inc., Lone Wolf Acquisition Sub I, Inc., ChurchLink.com, Inc. and Switchless Resellers Services, Inc. (filed as exhibit to our Form S-3 Registration Statement filed on August 2, 2000 and incorporated by reference herein).

12

10.3

Registration Rights Agreement dated May 5, 2000, by and between Lone Energy, Inc. and Switchless Reseller Services, Inc. (filed as exhibit to our Form S-3 Registration Statement filed on August 2, 2000 and incorporated by reference herein).

10.4	Stock Purchase Agreement executed as of March 7, 2002 (filed as exhibit to our Form 8-K filed on March 19, 2002 and incorporated by reference herein)
10.5

Purchase Agreement dated November 25, 2002, with Red River Network, LLC (filed as exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002 and incorporated by reference herein)

10.6

Option Agreement dated November 25, 2002, with Red River Network, LLC, as amended (filed as exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2002 and incorporated by reference herein)

10.7

Service Agreement dated November 25, 2002, with Red River Network, LLC, as amended (filed as exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2002 and incorporated by reference herein)

10.8

Assignment Agreement dated December 4, 2002, between Time Advisors, L.P. and Red River Network, LLC (filed as exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2002 and incorporated by reference herein)

14	Code of Ethics for Principal Executive and Senior Financial Officers (filed as exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated by reference herein)
21.1	Subsidiaries of Zenex
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

(b) Reports on Form 8-K: None

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

Zenex International, Inc.

Date: March 30, 2005	By:	/s/ Ron Carte

President and Chief Executive Officer

Date: March 30, 2005	By:	/s/ Debra G. Morehead

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Ron Carte	Chairman of the Board of Directors, President and Chief Executive Officer	March 30, 2005
/s/ Debra G. Morehead	Chief Financial Officer, Secretary/Treasurer and Director	March 30, 2005
/s/ Tim Aduddell	Director	March 30, 2005

Zenex International, Inc.

Consolidated Financial Statements

And

Report of Independent Registered Public Accounting Firm

Years Ended December 31, 2004 and 2003

Zenex International, Inc.

Table of Contents

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements
Consolidated Balance Sheets
as of December 31, 2004 and 2003	F-3

Consolidated Statements of Operations and Comprehensive Income
for the years ended December 31, 2004 and 2003	F-5

Consolidated Statements of Stockholders’ Equity
for the years ended December 31, 2004 and 2003	F-7

Consolidated Statements of Cash Flows
for the years ended December 31, 2004 and 2003	F-8

Notes to Consolidated Financial Statements	F-10

F-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Zenex International, Inc.

We have audited the accompanying consolidated balance sheets of Zenex International, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Zenex International, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Sutton Robinson Freeman & Co., P.C.
Tulsa, Oklahoma

March 17, 2005

F-2

Zenex International, Inc.
Consolidated Balance Sheets
December 31, 2004 and 2003

	2004	2003
Assets

Current Assets
Cash	$2,500,561	$400,407
Contracts receivable	4,756,142	3,210,159
Costs and estimated earnings in excess
of billings on uncompleted contracts	1,363,505	941,635
Prepaid expenses	109,994	96,337
Employee and other receivables, net of
allowance for doubtful accounts	95,027	310,016
	8,825,229	4,958,554

Property and Equipment	1,839,807	1,779,557
Less: accumulated depreciation	1,387,818	1,219,301
	451,989	560,256

Other
Related party receivable	1,730,340	1,669,343
Marketable equity securities	5,740	4,510
Deferred tax asset	35,000	1,047,000
	1,771,080	2,720,853

	$11,048,298	$8,239,663

The accompanying notes are an integral part of these financial statements
F-3

Zenex International, Inc.
Consolidated Balance Sheets
December 31, 2004 and 2003

	2004	2003

Liabilities and Stockholder's Equity

Current Liabilities
Accounts and subcontracts payable	$3,935,652	1,696,051
Advances on line of credit	-	$733,743
Current portion of long-term debt	734,257	872,401
Billings in excess of costs and estimated
earnings on uncompleted contracts	225,088	202,638
Accrued insurance payable	245,099	42,577
Accrued income taxes payable	112,002	161,597
Other accrued liabilities	253,329	285,179
	5,505,427	3,994,186

Long-Term Debt (Net of Current Portion)	181,195	419,166

Stockholders' Equity
Preferred stock ($0.001 par value,
20,000,000 shares authorized, no shares
issued and outstanding)	-	-
Common stock ($0.001 par value,
100,000 000 shares authorized,
47,836,558 shares issued and outstanding	48,738	48,738
Paid-in capital	4,860,632	4,860,632
Unrealized gain (loss) on available for sale
securities	(17,715)	(18,945)
Retained earnings (deficit)	470,021	(1,064,114)

	5,361,676	3,826,311

	$11,048,298	$8,239,663

The accompanying notes are an integral part of these financial statements
F-4

Zenex International, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2004 and 2003

	2004	2003

Revenues	$27,828,362	$19,309,814

Operating Expenses:
Cost of revenues	23,262,586	16,210,622
Selling, general and administrative	2,011,624	1,423,122
Warranty expense	110,820	89,001
	25,385,030	17,722,745

Operating Income	2,443,332	1,587,069

Other Income (Expense):
Interest income	75,139	74,157
Gain (loss) on sale of equipment	3,228	(868)
Other income	34,924	18,252
	113,291	91,541

Income Before Provision For
Income Taxes	2,556,623	1,678,610

Provision for income taxes	1,022,488	438,066

Net Income Before
Discontinued Operations and
Sale of Discontinued Business	1,534,135	1,240,544

Discontinued Operations:

Gain on forgiveness of debt from
operations, net of income taxes	-	1,312,777

Loss on sale of discontinued
operations, net of income taxes	-	(1,190,335)

Net Income	$1,534,135	$1,362,986

The accompanying notes are an integral part of these financial statements
F-5

Zenex International, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2004 and 2003

	2004	2003

Other Comprehensive Income:
Unrealized holding gain (losses)	1,230	2,459
Reclassification adjustment	-	-

Comprehensive Income	$1,535,365	$1,365,445

Primary Earnings (Loss) per Share	$0.032	$0.028
Fully Diluted Earnings (Loss) per Share	$0.019	$0.017

Earnings (Loss) per Share from
Discontinued Operations	$-	$0.002

Earnings (Loss) per Share from
Continuing Operations	$0.032	$0.026

The accompanying notes are an integral part of these financial statements
F-6

Zenex International, Inc.
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2004 and 2003

			Additional	Accumulated
	Common Stock		Paid In	Comprehensive	Accumulated
	Shares	Par Value	Capital	Income (Loss)	Deficit

Balance, December 31, 2002	48,342,290	$48,342	$4,616,853	$(21,404)	$(2,427,100)

Common Stock Issued
Earn-Out conversion	3,395,631	3,396	240,779	-	-
Cancellation of shares for non-performance	(3,000,000)	(3,000)	3,000	-	-
Unrealized Holding Gain for the year	-	-	-	2,459	-
Net income for the year	-	-	-	-	1,362,986

Balance, December 31, 2003	48,737,921	48,738	4,860,632	(18,945)	(1,064,114)

Unrealized Holding Gain for the year	-	-	-	1,230	-
Net income for the year	-	-	-	-	1,534,135

Balance, December 31, 2004	48,737,921	$48,738	$4,860,632	$(17,715)	$470,021

The accompanying notes are an integral part of these financial statements
F-7

Zenex International, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2004 and 2003

	2004	2003

Cash Flows from Operating Activities

Net income	$1,534,135	$1,362,986

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	218,368	176,633
Issuance of debt for interest expense	-	1,404
(Gain) loss on sale of property and equipment	(3,228)	1,127,883
Property given for services	17,000	-
Realized gain on forgiveness of debt	-	(1,312,777)
(Increase) decrease from changes in:
Contracts receivable	(1,545,983)	(525,944)
Costs and estimated earnings in excess of
billings on uncompleted contracts	(421,870)	(929,158)
Income tax receivable	-	136,592
Related party receivable	(60,997)	(52,712)
Deferred income taxes	1,012,000	94,559
Prepaid expenses	(13,657)	111,983
Employee and other receivables	214,991	143,609
Accounts and subcontracts payable	2,239,601	377,772
Billings in excess of costs and estimated
earnings on uncompleted contracts	22,450	(117,695)
Accrued insurance payable	202,522	(136,589)
Accrued income taxes payable	(49,595)	161,597
Other accrued liabilities	(31,850)	(71,678)

Total adjustments	1,799,752	(814,521)

Net cash provided by operating activities	3,333,887	548,465

The accompanying notes are an integral part of these financial statements
F-8

Zenex International, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2004 and 2003

	2004	2003

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	$14,211	$5,000
Purchase of property and equipment	(138,086)	(87,208)

Net cash used by investing activities	(123,875)	(82,208)

Cash Flows from Financing Activities
Net pay downs on line of credit	(733,743)	(441,257)
Proceeds from issuance of long-term debt	-	249,953
Principal repayments of long-term debt	(376,115)	(487,390)

Net cash used by financing activities	(1,109,858)	(678,694)

Net Increase (Decrease) in Cash	2,100,154	(212,437)

Cash at Beginning of Year	400,407	612,844

Cash at End of Year	$2,500,561	$400,407

Supplemental Disclosure of Cash Flow
Information

Cash paid for:
Interest	$152,158	$150,850
Taxes	$60,083	$3,103

Supplemental Schedule of Non-Cash
Investing and Financing Activities

Property and equipment additions	$-	$38,803
Liabilities assumed or incurred	$-	$38,803

Common stock issued for services	$-	$35,000

The accompanying notes are an integral part of these financial statements
F-9

Zenex International, Inc.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

Note 1 - Summary of Significant Accounting Policies

Organization and Nature of Business:

Zenex International, Inc. (formerly Zenex Telecom, Inc.) was incorporated on March 4, 1991, in the state of Colorado. On November 15, 2001, the shareholders approved the change of the corporate name from Lone Wolf Energy, Inc. to Zenex Telecom, Inc., which was changed on August 3, 2002, to Zenex International, Inc. (the “Company”).

In accordance with an “Agreement and Plan of Split-Off and Merger” (the "Agreement”), on September 27, 2002, the Company acquired Aduddell Roofing & Sheet Metal, Inc. (“Aduddell Roofing”) through a transaction approved by the Boards of Directors of the Company and Aduddell Roofing. The Agreement qualified as a reorganization under the meaning of Section 368(a) of the Internal Revenue Service Code. Prior to closing, Aduddell Roofing formed a separate wholly owned subsidiary, Aduddell Holdings, Inc. and transferred and split-off certain non-operating assets and liabilities that were not retained in Aduddell Roofing after the merger. Tim Aduddell, the owner of 100% of the Aduddell Roofing common stock, transferred a portion of his common stock to Aduddell Roofing in exchange for 100% of the common shares of Aduddell Holdings, Inc. in order to effect the split-off of the non-operating assets of Aduddell Roofing. Tim Aduddell also transferred his remaining common stock of Aduddell Roofing to a newly formed subsidiary of the Company, AR Acquisition Corp. (“Sub”) in exchange for 10.0 million shares of common stock and options to purchase 30.0 million shares of common stock for $0.04 per share. The purchase method of accounting was used for the business combination. The transaction was recorded at $2,928,840, the fair value of the acquired net assets of Aduddell Roofing. Subsequent to the exchange, Aduddell Roofing merged into the Sub and Aduddell Roofing became the surviving corporation. Subsequent to the merger, Aduddell Roofing became a wholly owned subsidiary of the Company and Aduddell Holdings a 100% owned company of Tim Aduddell.

The purpose of the merger was to effect the acquisition by the Company of Aduddell Roofing & Sheet Metal, Inc., after splitting off the non-operating assets of Aduddell Roofing into a separate company to be owned by Tim Aduddell.

Prior to the consummation of the Agreement on September 27, 2002, the Company had been engaged in the telecommunications services industry through a wholly owned subsidiary, Zenex Long Distance, Inc. (d/b/a/ Zenex Communications, Inc.) (“Zenex Communications”). Zenex Communications entered into agreements (the “Red River Agreements”) with Red River Networks, LLC (“Red River”) to effectively transfer the operations of the telecommunication segment of the Company’s operations to Red River on November 25, 2002 (See Note 16). The operations from the former telecommunications segment are included in “Discontinued Operations” in the 2003 Consolidated Statement of Operations.

Zenex International, Inc.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

Note 1 - Summary of Significant Accounting Policies (continued)

Since the discontinuation of the telecommunications segment of its business in November 2002, the Company, through its subsidiary, Aduddell Roofing, has been engaged in the roofing and re-roofing of industrial and commercial buildings in the United States and its territories. The work is performed primarily under fixed-price contracts. The length of the contracts vary, but are typically less than one year in duration. The Company’s accounting policies are in accordance with generally accepted accounting principles and conform, in general, to the predominant practices of the construction industry.

During the last quarter of 2004, Aduddell Roofing contracted to provide temporary roofing for residential properties in Florida as the result of damages caused by three hurricanes. Revenues from contracts through the Federal Emergency Management Administration (FEMA) amounted to approximately $11,000,000. Aduddell Roofing may perform similar residential contract work in the future, should the occasion arise.

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Aduddell Roofing & Sheet Metal, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition:

The Company recognizes fixed price contract revenues on the percentage-of-completion method of accounting, measured by the percentage of costs incurred to date on the contract to the estimated total contract costs of each individual contract in progress at the end of an accounting period. Management uses this method because expended costs are considered to be the best available measure of progress on uncompleted contracts. Revenues from cost-plus-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned, measured by the cost-to-cost method.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance such as indirect labor, supplies, interest, repairs and depreciation costs.

General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income, which are recognized in the period in which the revisions are determined.

Zenex International, Inc.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

Note 1 - Summary of Significant Accounting Policies (continued)

The asset "Costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

Cash and Cash Equivalents:

For purposes of the Consolidated Statement of Cash Flows, short-term investments, which have maturity of ninety days or less, are considered cash equivalents.

Property and Equipment:

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided for using the straight-line method over the following estimated useful lives:

Estimated Useful Life
Classification	(Years)
Transportation equipment	5
Machinery and other field equipment	5-7
Office furniture and equipment	5-10
Shop equipment	5
Leasehold improvements	39

Expenditures for maintenance and repairs are charged to operations when incurred. Major betterments and renewals that extend the useful life of the related asset are capitalized and depreciated over the asset’s remaining useful life.

Depreciation expense was $218,368 and $176,633 for the years ended December 31, 2004 and 2003 respectively. Depreciation expense amounting to $135,391 and $129,525 was charged to cost of contract revenues for the years ended December 31, 2004 and 2003, respectively, with the remainder charged to general and administrative expenses.

Investments:

The Company accounts for its investments in marketable securities using Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). This standard requires that investments in equity securities that have a readily determinable fair value and all investments in debt securities be adjusted to market value at the end of each accounting period. Unrealized market value gains and losses are charged to earnings if the securities are traded for short-term profit. Otherwise, such unrealized gains and losses are charged or credited to a separate component of shareholders' equity.

Zenex International, Inc.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

Note 1 - Summary of Significant Accounting Policies (continued)

Management determines the proper classification of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At December 31, 2004 and 2003, all securities covered by SFAS No. 115 were designated as available-for-sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity. Any realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Statement of Income.

Income Taxes:
The Company accounts for income taxes based on Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, SFAS No. 109 requires the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. The amount of deferred tax liabilities or assets is calculated by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years.

The principal temporary difference giving rise for the recognition of deferred tax liabilities and assets is the depreciation of property and equipment. Depreciation of property and equipment is computed using accelerated methods over arbitrarily short estimated useful lives for income tax purposes, while depreciation is computed using the straight line method for financial reporting purposes.

Net Income (Loss) Per Share:

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share”, and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) per share is calculated by dividing net income (loss) available to common shareholders for the period by the weighted average number of common shares outstanding during the period.

Fair Value Disclosure:

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

Zenex International, Inc.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

Note 1 - Summary of Significant Accounting Policies (continued)

Reclassifications:

Certain amounts for 2003 have been reclassified to conform to the 2004 presentation. These had no impact on previously reported results of operations or shareholder’s equity.

Note 2 - Contracts Receivable

Contracts receivable at December 31, 2004 and 2003 consisted of the following:

	2004	2003
Billed receivables:
Completed contracts	$1,384,011	$896,850
Uncompleted contracts	2,919,282	1,933,418
Retained	452,849	379,891
Unbilled receivables	-	-
	4,756,142	3,210,159
Less allowance for doubtful amounts	-	-

	$4,756,142	$3,210,159

Note 3 - Uncompleted Contracts

Costs, estimated earnings, and billings on uncompleted contracts at December 31, 2004 and 2003 are as follows:

	2004	2003

Costs incurred on uncompleted contracts	$14,201,734	$5,895,844
Estimated earnings	2,633,964	503,119
	16,835,698	6,398,963
Less: Billings to date	15,697,281	5,659,966
	$1,138,417	$738,997

    Included in the accompanying balance sheet under the following captions:

Costs and estimated earnings in excess of
billings on uncompleted contracts	$1,363,505	$941,635

Billings in excess of costs and estimated
earnings on uncompleted contracts	(225,088)	(202,638)
	$1,138,417	$738,997

Zenex International, Inc.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

Note 4 - Property and Equipment

Property and equipment were comprised of the following at December 31, 2004 and 2003.

	2004	2003

Automotive equipment	$1,150,934	$1,127,233
Field equipment	340,870	335,571
Shop equipment	124,999	124,999
Office furniture and equipment	193,596	162,345
Leasehold improvements	29,408	29,409
	1,839,807	1,779,557

Less accumulated depreciation	1,387,818	1,219,301
	$451,989	$560,256

Note 5 - Line of Credit

The balance at December 31, 2004 and 2003 consisted of borrowings against a $2,000,000 line of credit with First National Bank and Trust Co. of Chickasha, Oklahoma. The line bears interest at 1.25% above the Wall Street Journal prime rate and is secured by all cash, accounts receivable, property and equipment and the guaranty of the parent company’s principal shareholder.

The line matures in November 2005. Outstanding advances totaled $733,743 at December 31, 2003. The line was fully paid down during 2004, leaving the Company with $2,000,000 of available credit at December 31, 2004.

Zenex International, Inc.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

Note 6 - Long-Term Debt

At December 31, 2004 and 2003, long-term debt was comprised of the following:

	2004	2003
Note payable to bank, due $8,673 monthly, including interest at 1.5% above a specified prime rate (prime 5.25% at December 31, 2004), through June 2006, secured by the personal guaranty of certain directors.	$386,987	$450,000

Note payable to bank, due $17,581 monthly, including interest at 2.75% above a specified prime rate*, through November 2006, secured by all accounts, equipment and general intangibles.	372,924	565,473

Note payable to shareholder, due $5,000 monthly, plus interest at 5%, through March 2005, unsecured	132,768	204,569

Non-interest bearing installment equipment obligations, due $2,847 monthly through October 2005, secured by automotive equipment	22,773	56,932

Other	-	14,593

Total	915,452	1,291,567

Less current portion	430,670	872,401

	$484,782	$419,166

*The interest rate on the installment loan indebtedness to a bank is subject to a maximum rate of 7.75% and a minimum rate of 5.75%. At December 31, 2004, the effective rate on this loan was 7.75%.

Zenex International, Inc.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

Note 6 - Long-Term Debt (continued)

Estimated principal installments due on long-term debt during each of the two years subsequent to December 31, 2004 are as follows:

2005	$430,670
2006	484,782
$915,452

Note 7 - Income Taxes

The components of the provision for income taxes for the years ended December 31, 2004 and 2003 were as follows:

	2004	2003

Current	$10,488	$301,292
Deferred	1,012,000	136,774

	$1,022,488	$438,066

    The net deferred tax asset consisted of the following components as of December 31, 2004 and 2003:

	2004	2003

Deferred tax liabilities:
Depreciation of property and equipment	$(85,000)	$(48,000)

Deferred tax assets:
Net operating loss carryforward	323,000	1,340,150

Less valuation allowance	203,000	245,150
	120,000	1,095,000
Net deferred tax asset	$35,000	$1,047,000

For income tax purposes, the Company had net operating loss (“NOL”) carryforwards of approximately $ 350,000 at December 31, 2004, available to reduce future federal and state taxable income. Beginning in 2012, the NOL carryforwards will expire in varying amounts through 2023. For federal and state income tax purposes, the Company’s NOL carryforward amounts are subject to an annual limitation due to the greater than 50% change in stock ownership which occurred in 2002, as defined by federal and state tax law.

Zenex International, Inc.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

Note 7 - Income Taxes (continued)

The Company has recorded deferred tax assets of $ 323,000 and $1,340,150 at December 31, 2004 and 2003, respectively, attributed to the expected utilization of the NOL carryforwards. The Company has established valuation allowances for a portion of its net deferred tax assets due to the ownership change limitation on the use of NOL carryforwards.

Note 8 - Related Party Transactions

During the years ended December 31, 2004 and 2003, the Company engaged in certain transactions with Tim Aduddell, a majority shareholder of the parent company, and two entities either wholly or partially owned by Tim Aduddell.

The Company leases its corporate offices, warehouse and yard facilities from Aduddell Holdings, Inc., a corporation wholly owned by Tim Aduddell. The most recent lease agreement dated October 1, 2004 is for a one-year term and calls for monthly rentals of $16,250. The Company is responsible for all taxes, insurance, maintenance and utilities on the leased premises. Rental expense under this lease amounted to $196,250 and $182,634 for the years ended December 31, 2004 and 2003, respectively.

The Company has a note receivable from an entity partially owned by Tim Aduddell resulting from cash advances made to the entity in 2002. The loan is secured by marketable securities and a personal guaranty. Accrued interest is computed quarterly based on the federal mid-term rate and is added to the note principal. Accrued interest income amounted to $60,997 and $53,649 for the years ended December 31, 2004 and 2003, respectively. The balance of the note receivable was $1,730,340 and $1,669,343 at December 31, 2004 and 2003, respectively, and is classified as noncurrent due to its indefinite maturity date.

The Company had a note payable to Tim Aduddell maturing in March 2005 with a balance of $132,768 and $204,569 at December 31, 2004 and 2003, respectively (See Note 6).

Note 9 - Common Stock Transactions

Earn-Out Conversion:

Prestige, a former wholly owned subsidiary of the Company, acquired Zenex Communications on February 19, 1999. The terms of the acquisition included a provision whereby the original stockholders of Prestige could earn additional amounts if the cumulative collected gross sales revenue of Zenex Communications reached certain levels, (the “earn-out rights”). In accordance with the Agreement, $317,647 in earn-out rights were due on December 31, 2001.

Zenex International, Inc.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

Note 9 - Common Stock Transactions (continued)

In August 2002, an Agency Agreement was signed with a related party, (the “Agent”) for assistance in commercial debt restructuring and conversion of the earn-out rights obligation into equity. Under the terms of the Agency Agreement, the Agent contracted and offered a Conversion Agreement to the former shareholders of Prestige. The Agent was to be compensated with 700,000 shares of common stock. The deemed value of the conversion was $0.52 per share. Under the terms of the Conversion Agreement, certain former Prestige shareholders converted their earn-out rights to Company stock. During the year ended December 31, 2003, a total of 2,695,631 shares of common stock were issued for the conversion and 700,000 shares issued under the Agency Agreement. As of December 31, 2003, approximately 89% of the former Prestige shareholders had agreed to the conversion. The offer to the remainder of the former Prestige shareholders has been withdrawn.

Cancellation of Shares for Nonperformance:

The Company entered into a Business Consulting Agreement (the “Agreement”) with Benchmark Capital Consulting, Inc. (“Benchmark”) effective June 17, 2002. Under the terms of the Agreement, Benchmark agreed to provide transaction advisory services to the Company.

Under the Agreement, Benchmark was to receive $100,000 and 4.0 million shares of fully registered common stock. The Company paid Benchmark $100,000 and issued and registered on a Form S-8, 1.0 million shares of common stock. Benchmark failed to perform under the Agreement and the remaining of 3.0 million shares were cancelled in 2003.

Note 10 - Stock Options

In accordance with the terms of an April 1999 loan agreement with Federal Bank Centre, a five-year option was granted to the bank to purchase 500,000 shares of the Company’s common stock for $0.15 per share.

In accordance with the terms of the Agreement and Plan of Split Off and Merger, signed September 27, 2002, Tim Aduddell was granted an option to purchase 30.0 million shares of common stock for $0.04 per share.

In connection with the financing of certain equipment, options for 200,000 shares at $0.08 per share were granted.

Zenex International, Inc.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

Note 11 - Earnings Per Share

	December 31,	December 31,
	2004	2003

Primary earnings per share:
Common shares outstanding	48,737,921	48,737,921

Weighted average shares outstanding	48,737,921	48,737,921

Earnings (loss) per share	$0.032	$0.028

Fully diluted earnings per share:
Common shares outstanding	79,437,921	79,437,921

Weighted average shares outstanding	79,437,921	79,437,921

Earnings (loss) per share	$0.019	$0.017

Note 12 - Backlog

The amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at December 31, 2004, and from contractual agreements on which work had not yet begun at December 31, 2004, was approximately $5,203,000.

In addition, between January 1, 2005 and March 17, 2005, the Company entered into additional construction contracts with revenues of approximately $2,041,000.

Note 13 - Commitments and Contingencies

The Company leases its corporate offices, warehouse and yard facilities from Aduddell Holdings, Inc., a related party (See Note 8). Future minimum rentals under this noncancellable lease at December 31, 2004 were $146,250.

The Company warrants its work in the normal course of business. In management's opinion, there were no outstanding claims which would have a material effect on the Company's operations or financial position at December 31, 2004.

In regard to the sale of assets and liquidation of Zenex Communications in 2002, the Company is the Guarantor on notes with an outstanding balance of approximately $300,000 at December 31, 2004. In the event that the purchaser should default on the required payment obligations, the Company would be required to service approximately $7,000 in monthly principal and interest payments.

Zenex International, Inc.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

Note 14 - Concentrations

In connection with providing service to customers, Aduddell Roofing does not have contractual agreements with suppliers. The material and supplies used in the business are readily available from several vendors.

Financial instruments, which potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents, deposited with a financial institution and trade contracts receivable. The Company considers such credit risks to be minimal due to the financial resources of its primary institution and trade customers.

The Company places its cash, temporary cash investments and certificates of deposit with high quality credit institutions. At times, cash in bank deposit accounts may exceed the federally insured limits. The Company has not experienced any losses in such accounts, and the Company believes that it is not exposed to any significant credit risk on cash, cash equivalents and other cash investments. At December 31, 2004, a concentration of credit risk existed with respect to $2,384,299 in cash deposited with its primary financial institution.

The Company’s receivables at December 31, 2004 are from a small number of companies in various industries which could be subject to business cycle variations. As of December 31, 2004, the Company had three customers that accounted for 66% of the contract receivables. This concentration subjects the Company to a credit risk if the general economy or the customers fail to perform.

Although the Company had a significant number of customers for the years ended December 31, 2004 and 2003, two customers accounted for 38% and 10% of the 2004 revenue, respectively, and two customers accounted for 27% and 26% of the 2003 revenues, respectively.

Note 15 - Letter of Credit

At December 31, 2004, the Company had a $175,000 letter of credit issued to the Company’s insurance carrier that matures on February 18, 2005.

Note 16 - Discontinued Operations

Effective November 22, 2002, Zenex Communications entered into three agreements with Red River Networks, LLC (“Red River”) which effectively terminated the telecommunications segment of the Company. In order to prevent a threatened termination of its long distance telecommunications services, continue to operate in a limited fashion, and wind up its affairs in an orderly manner, Zenex Communications and Red River agreed to the following:

Zenex International, Inc.
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

Note 16 - Discontinued Operations (continued)

(A)
Red River would acquire Zenex Communication’s customers (Book of Business), paying approximately $28,000 to a long distance carrier to prevent the termination of long distance services under a “Purchase Agreement”.

(B)
Zenex Communications would issue to Red River an option to acquire its switching and telecommunication equipment and assume certain promissory notes with an unpaid balance of approximately $300,000 under an “Option Agreement”.

(C)
Under the terms of a “Service Agreement”, Red River would provide, on a nonexclusive basis, services relating to the operations of the equipment under the Option Agreement for the Book of Business acquired under the Purchase Agreement. Zenex Communications agreed to pay Red River a fee in the amount of approximately $632,000, consisting of the trade accounts receivable outstanding at November 25, 2002, and all accounts receivable arising during the term of the Service Agreement.

The Option Agreement expired on April 30, 2003 without being signed by Red River; however Red River has continued utilizing the switching and telecommunications equipment and making scheduled payments on the promissory note. Subsequently during 2003, Zenex Communications, a wholly owned subsidiary of the Company, filed for Chapter 7 bankruptcy and recognized a gain of approximately $1.3 million (net of income taxes) upon forgiveness of all liabilities. The remaining assets were effectively sold to Red River for consideration of the $525,000 of promissory notes assumed by Red River, resulting in an after tax loss of approximately $1.2 million. As described in Note 13, the Company is contingently liable as guarantor on the promissory notes, in the event Red River should default on the required payments.

