Form 10QSB
period 2005-03-31
ZENEX INTERNATIONAL INC
filed 2005-05-16
CIK 928373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended: March 31, 2005
                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


                         Commission File Number: 0-24684

                            ZENEX INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

                Colorado                                    73-1587867
        (State of incorporation)                     (I.R.S. Employer ID no.)

         14220 S. Meridian Ave.                                73173
        Oklahoma City, Oklahoma                             (Zip Code)
(Address of Principal Executive Offices)

          Issuer's telephone number, including area code: 405-692-2300

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days: Yes [X] No [ ]

Shares of  Common  Stock,  $.001  par  value,  outstanding  as of May 15,  2005:
48,737,921

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                            ZENEX INTERNATIONAL, INC.


                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Independent Accountant's Review Report                               4

         Financial Statements:
         Consolidated Balance Sheets                                        5-6
         Consolidated Statements of Operations                                7
         Consolidated Statements of Cash Flows                              8-9
         Notes to the Financial Statements                                10-17

Item 2.  Management's Discussion and Analysis or Plan of Operation        18-29

Item 3.  Controls and Procedures                                             29

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits                                                            30

         Signatures                                                          30

                            ZENEX INTERNATIONAL, INC.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements - At March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and 2004

This quarterly report on Form 10-QSB should be read in conjunction with Zenex International, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 2004.

                     Independent Accountant's Review Report



Board of Directors and Stockholders
Zenex International, Inc.
Oklahoma City, Oklahoma


We have reviewed the accompanying consolidated balance sheets of Zenex International, Inc. as of March 31, 2005, and the related consolidated statements of operations and the consolidated statements of cash flows for the three months ended March 31, 2005 and 2004. The interim financial statements are the responsibility of the Company's management.

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

The December31, 2004 financial statements for Zenex International, Inc. were audited by us and we expressed an unqualified opinion in our report dated March 17, 2005, but we have not performed any auditing procedures since that date.


Sutton Robinson Freeman & Co., P.C.
Certified Public Accountants
May 13, 2005
Tulsa, OK

                            ZENEX INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                    March 31,
                                                      2005         December 31,
                                                   (Unaudited)         2004
                                                   -----------     ------------

                              Assets

Current Assets
   Cash                                            $ 1,228,577     $  2,500,561
   Contract receivables                              3,223,808        4,756,142
   Costs and estimated earnings in excess of
     billings on uncompleted contracts               1,117,619        1,363,505
   Prepaid expenses                                     70,447          109,994
   Employee and other receivables, net of
      allowance for doubtful accounts                  492,924           95,027
                                                   -----------     ------------
                                                     6,133,375        8,825,229
                                                   -----------     ------------

Non-Current Related Party Receivable                 1,746,648        1,730,340
                                                   -----------     ------------

Property and Equipment                               1,309,542        1,839,807
   Less:  accumulated depreciation                    (777,430)      (1,387,818)
                                                   -----------     ------------
                                                       532,112          451,989
                                                   -----------     ------------

Other
   Marketable equity securities                          5,166            5,740
   Deferred income tax                                  71,000           35,000
                                                   -----------     ------------
                                                        76,166           40,740
                                                   -----------     ------------

                                                   $ 8,488,301     $ 11,048,298
                                                   ===========     ============


    Liabilities and Stockholders' Equity

Current Liabilities
   Current portion of long-term debt               $   407,326     $    430,670
   Accounts and subcontract payables                 1,400,179        3,935,652
   Accrued liabilities                                 234,817          253,329
   Insurance payable                                   290,892          245,099
   Income tax payable                                  131,002          112,002
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                 120,885          225,088
                                                    -----------     ------------
                                                     2,585,101        5,201,840
                                                    -----------     ------------

Long-Term Debt (Net of Current Portion)                422,615          484,782
                                                    -----------     ------------

Stockholders' Equity
   Preferred stock ($0.001 par value, 20,000,000
     shares authorized, no shares issued and
     outstanding)                                         -               -
   Common stock ($0.001 par value, 100,000,000
     shares authorized, 48,737,921 and
     48,737,921 shares issued and outstanding
     at March 31, 2005 and December 31, 2004)           48,738           48,738
   Paid-in capital                                   4,860,632        4,860,632
   Unrealized gain (loss) on available
     for sale securities                               (18,289)         (17,715)
   Retained earnings (deficit)                         589,504          470,021
                                                    -----------     ------------
                                                     5,480,585        5,361,676
                                                    -----------     ------------

                                                   $ 8,488,301      $11,048,298
                                                   ===========      ===========

                            ZENEX INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Three Months Ended
                                                           March 31,
                                                      2005              2004
                                                   -----------     ------------

Revenues                                           $ 3,285,728      $ 2,396,872

Operating Expenses
   Cost of sales                                     2,670,524        2,886,464
   Selling, general and administrative                 622,919          248,262
   Warranty expense                                     19,731           43,507
                                                   -----------     ------------
                                                     3,313,174        3,178,233
                                                   -----------     ------------

Operating Income (Loss)                                (27,446)        (781,361)

Other Income (Expense)
   Interest income                                      17,476           17,559
   Gain (loss) on sale of equipment                      6,197           (4,998)
   Other income                                        107,652            9,698
                                                   -----------     ------------
                                                       131,325           22,259
                                                   -----------     ------------

Net Income (Loss) from Operations
   Before Income Taxes                                 103,879         (759,102)

   Income tax (expense) benefit                         15,604          304,064
                                                   -----------     ------------

Net Income (Loss)                                      119,483         (455,038)

Other Comprehensive Income:
   Unrealized holding gains (losses)                       574           (1,025)
   Reclassification adjustment                            -                -
                                                   -----------     ------------

Comprehensive Income (Loss)                        $   120,057      $  (456,063)
                                                   ===========     =============

     Primary Earnings (Loss) per Share             $     0.002      $    (0.010)
                                                   ===========     =============
     Fully Diluted Earnings (Loss) per Share       $     0.001      $    (0.006)
                                                   ===========     =============

    Earnings (Loss) per Share from
       Continuing Operations                       $     0.002      $    (0.010)
                                                   ===========      ============

                            ZENEX INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Three Months Ended
                                                           March 31,
                                                      2005              2004
                                                   -----------      -----------


Cash Flows from Operating Activities
   Net income (loss)                               $   119,483      $  (455,038)
                                                   -----------      -----------
   Reconciliation of net income (loss) to net cash provided by operating activities:

     Depreciation and amortization                      47,522           42,518
     Issuance of debt for interest expense               1,500             -
     (Gain) loss on sale of property and equipment      (6,197)           4,998
     (Increase) Decrease from changes in:
        Contract receivables                         1,532,334         (538,566)
        Costs and estimated earnings in excess of
            billings on uncompleted contracts          245,886          892,825
        Officer receivable                                -              (1,770)
        Income tax receivable                             -            (136,592)
        Related party receivable                       (16,308)         (13,772)
        Deferred income taxes                          (36,000)          (6,000)
        Prepaid expenses                                39,547           63,088
        Employee and other receivables                (397,897)          (6,009)
     Increase (Decrease) from changes in:
        Accounts payable                            (2,535,473)        (628,837)
        Insurance payable                               45,793          (25,239)
        Accrued liabilities                            (18,512)           7,441
        Income tax payable                              19,000         (161,597)
        Billings in excess of costs and estimated
           earnings on uncompleted contracts          (104,203)         299,758
                                                   -----------      -----------
   Net adjustments to net income (loss)             (1,183,008)        (207,754)
                                                   -----------      -----------
   Net cash provided (used) by operating activities (1,063,525)        (662,792)
                                                   -----------      -----------

Cash Flows from Investing Activities
   Proceeds from sale of property and equipment         72,600            5,985
   Purchase of property and equipment                 (194,048)        (109,609)
                                                   -----------      -----------
   Net cash  provided (used)  by investing activities (121,448)        (103,624)
                                                   -----------      -----------

Cash Flows from Financing Activities
   Net change in line of credit                           -             622,577
   Proceeds from long-term debt                           -                -
   Retirement of long-term debt                        (87,011)        (100,894)
                                                   -----------      -----------
   Net cash provided (used) by financing activities    (87,011)         521,683
                                                   -----------      -----------

Net Increase in Cash                                (1,271,984)        (244,733)

Cash at Beginning of Period                          2,500,561          400,407
                                                   -----------      -----------
Cash at End of Period                              $ 1,228,577      $   155,674
                                                   ===========      ===========

Supplemental Disclosure of Cash Flow
   Information

   Cash paid for:
      Interest                                     $    15,560      $    44,609
      Taxes                                              1,396              125

Supplemental Schedule of Non-Cash
   Investing and Financing Activities

   Fixed asset additions                           $      -         $      -
   Liabilities assumed or incurred                 $      -         $      -

                           ZENEX INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The Company, through a subsidiary, Aduddell Roofing and Sheet Metal, Inc., ("Aduddell Roofing"), is engaged in the roofing and re-roofing of industrial and commercial buildings in the United States and its territories. The work is performed primarily under fixed-price contracts. The lengths of the contracts vary but are typically less than one year in duration. The Company's accounting policies are in accordance with generally accepted accounting principles and conform, in general, to the predominant practices of the construction industry.

During the last quarter of 2004, Aduddell Roofing contracted to provide temporary roofing for residential properties in Florida as the result of damages caused by three hurricanes. Revenues from contracts through the Federal Emergency Management Administration (FEMA) amounted to approximately $11,000,000.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Aduddell Roofing & Sheet Metal, Inc. The financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading. All significant intercompany accounts and transactions are eliminated in consolidation.

Revenue Recognition

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

Investments

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

Management determines the proper classification of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At March 31, 2005 and December 31, 2004, all securities covered by SFAS No. 115 were designated as available-for-sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity. Any realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Statement of Income.

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

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, SFAS No. 109 requires the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. The amount of deferred tax liabilities or assets is calculated by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years.

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

Reclassifications:

Certain amounts for 2004 have been classified to conform to the 2005 presentation. These had no impact on previously reported results of operations or shareholder's equity.

NOTE 2 - CONTRACT RECEIVABLES

Contracts receivables consist of the following:

                                                     March 31,      December 31,
                                                       2005             2004
                                                   -----------      -----------

        Completed contracts                        $ 2,069,011      $ 1,384,011
        Contracts in progress                          747,112        2,919,282
        Retainage                                      407,685          452,849
                                                   -----------      -----------
                                                     3,223,808        4,756,142
        Less allowance for doubtful amounts               -                -
                                                   -----------      -----------
                                                   $ 3,223,808      $ 4,756,142
                                                   ==========       ===========

NOTE 3 - UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts, are as follows:

                                                     March 31,      December 31,
                                                       2005             2004
                                                   -----------      -----------

        Costs incurred on uncompleted contracts    $ 5,437,180      $14,201,734
        Estimated earnings (loss)                      870,228        2,633,964
                                                   -----------      -----------
                                                     6,307,408       16,835,698
        Billings to date                             5,310,674       15,697,281
                                                   -----------      -----------
                                                   $   996,734      $ 1,138,417
                                                   ===========      ===========

Included in the accompanying balance sheet under the following captions:

                                                     March 31,      December 31,
                                                       2005             2004
                                                   -----------      -----------
        Costs and estimated earnings in
          excess of billings on
          uncompleted contracts                    $ 1,117,619      $ 1,363,505

        Billings in excess of costs and
          estimated earnings on
          uncompleted contracts                       (120,885)        (225,088)
                                                   -----------      -----------
                                                   $   996,734      $ 1,138,417
                                                   ===========      ===========

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Expenditures for repairs and maintenance are charged to operations when incurred. Major improvements and renewals that extend the useful life of the related asset are capitalized and depreciated over the remaining useful life. Depreciation and amortization are computed for financial and income tax reporting purposes using straight-line and accelerated methods over estimated useful lives ranging from five to ten years. Depreciation expense for the three months ended March 31, 2005, was $47,522. The following table summarizes the classifications of property and equipment, total accumulated depreciation and the related estimated useful lives:

    Property and Equipment                     Cost                    Years
---------------------------------    ----------------------------    ---------

                                      March 31,      December 31,
                                        2005             2004

Field and shop equipment             $  375,741      $   465,869         5-7
Office furniture and equipment          182,720          193,596         5-10
Transportation equipment                721,673        1,150,934          5
Leasehold improvements                   29,408           29,408          39
                                     ----------      -----------
                                      1,309,542        1,839,807
Less: accumulated depreciation          777,430        1,387,818
                                     ----------      -----------
Net property and equipment           $  532,112      $   451,989


NOTE 5 - LINE OF CREDIT

The Company has a $2,000,000 revolving line of credit. The line bears interest at 1.25% over the Wall Street Journal Prime Rate (currently 7.00) and is secured by all accounts, property and equipment and the guaranty of the principal shareholder. The line matures on November 14, 2005. There were no outstanding advances at March 31, 2005, and December 31, 2004.

NOTE 6 - LONG-TERM DEBT

The Company has the following long-term debt as of:

                                                     March 31,      December 31,
                                                       2005             2004
                                                   -----------      -----------

Note payable secured by the personal guaranty
of certain Directors, bearing interest at 7.5%
due in monthly installments of $8,673 through
June 2006                                          $   367,494      $   386,987

Note payable secured by all accounts, equipment
and general intangibles, bearing interest at
2.75% over New York Prime, with a maximum of 7.75%
and a minimum of 5.75% (7.75%) due in monthly
installments of $17,581 through November 2006          326,714          372,924

Note payable to shareholder bearing interest
at 5% due in monthly installments of $5,000
with a balloon payment in September 2005               121,500          132,768

Non-interest bearing note secured by
transportation equipment due in varying monthly
installments through October 2005                       14,233           22,773
                                                   -----------      -----------
                                                       829,941          915,452
Less: current portion of long-term debt                407,326          430,670
                                                   -----------      -----------
                                                   $   422,615      $   484,782
                                                   ===========      ===========


All long-term debt matures prior to December 31, 2006. Interest expense for the three months ended March 31, 2005, was $17,060.


NOTE 7 - LETTER OF CREDIT

At March 31, 2005 the Company had a $175,000 letter of credit issued to its insurance carrier that matures on January 16, 2006.


NOTE 8 - INCOME TAXES

At December 31, 2004, the Company had net operating losses of approximately $350,000 available to reduce future federal and state taxable income. Unless utilized, the carry forward amounts will begin to expire in 2012. For federal and state tax purposes, the Company's net operating loss carry forward amounts are subject to an annual limitation due to a greater than 50% change in stock ownership which occurred in 2002, as defined by federal and state tax law.

Taxable temporary differences result principally from the excess of depreciation for tax purposes over the amount deducted for financial reporting purposes. Deductible temporary differences and the operating loss carry forward, giving rise to deferred tax assets, are reduced by a valuation allowance. The Company has established a valuation allowance for a portion of its net deferred tax assets due to the ownership change limitation on the use of the loss carry forward.

The net deferred tax asset consisted of the following components:

                                                     March 31,      December 31,
                                                       2005             2004
                                                   -----------      -----------

Deferred tax liability on depreciation             $   (30,000)     $   (85,000)
Deferred tax asset for loss carry forward              304,000          323,000
                                                   -----------      -----------
Deferred tax asset                                     274,000          238,000

Less: valuation allowance                              203,000          203,000
                                                   -----------      -----------
Net deferred tax asset                             $    71,000      $    35,000
                                                   ===========      ===========

NOTE 9 - RELATED PARTY TRANSACTION

The Company engaged in certain transactions with Tim Aduddell, a majority shareholder of the company and entities owned by Tim Aduddell.

The Company has a note receivable from an entity owned by Tim Aduddell. The loan is secured by marketable securities and a personal guaranty. Interest is accrued quarterly based on the federal mid-term rate and added to the note principal. Interest income on the note for the three months ended March 31, 2005 totaled $16,308. The balance of the note receivable totaled $1,746,648 and $1,730,340 as of March 31, 2005, and December 31, 2004, respectively.

The Company has a note payable to Tim Aduddell bearing interest at 5%, due in monthly installments of $5,000 with a balloon payment in September 2005. The balance of the note payable totaled $121,500 and $132,768 as of March 31, 2005 and December 31, 2004, respectively.

The Company leases its office, warehouse and yard facilities from Aduddell Holdings, Inc., a corporation wholly-owned by Tim Aduddell, a majority shareholder of the Company. The lease agreement is for one year and expires on September 30, 2005. The monthly lease payments are $16,250. For the three months ended March 31, 2004 rent expense totaled $48,750.


NOTE 10 - BACKLOG

The amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements on which work had not yet begun at March 31, 2005, was $7,466,988.


NOTE 11 - COMMON STOCK TRANSACTIONS

The Company entered into a Business Consulting Agreement (the "Agreement") with Benchmark Capital Consulting, Inc. ("Benchmark") effective June 17, 2002. Under the terms of the Agreement, Benchmark agreed to provide transaction advisory service to the Company.

Under the Agreement, Benchmark was to receive $100,000 and 4.0 million shares of fully registered common stock. The Company paid Benchmark $100,000 and issued and registered on a Form S-8 1.0 million shares of common stock. Benchmark failed to perform under the Agreement, and the remaining 3.0 million shares were cancelled in 2003.


NOTE 12 - STOCK OPTIONS

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

In connection with the financing of certain equipment, 200,000 options at $0.08 per share were granted.


NOTE 13 - EARNINGS PER SHARE

                                                     March 31,      December 31,
                                                       2005             2004
                                                   -----------      -----------

Primary earnings per share: (in thousands)
  Common shares outstanding                         48,737,921       48,737,921
                                                   -----------      -----------
  Weighted average shares outstanding               48,737,921       48,737,921
                                                   -----------      -----------
  Earnings (loss) per share                        $      .002      $      .032
                                                   ===========      ===========

Fully diluted earnings per share:
  Common shares outstanding                         80,137,921       80,137,921
                                                   -----------      -----------
  Weighted average shares outstanding               80,137,921       80,137,921
                                                   -----------      -----------
  Earnings (loss) per share                        $      .001      $      .019
                                                   ===========      ===========

NOTE 14 - COMMITMENTS AND CONTINGENCIES

In regard to the sale of assets and liquidation of Zenex Communications in 2002, the Company is the Guarantor on notes with an outstanding balance of $279,294 at March 31, 2005. In the event that the purchaser should default on the required payment obligations, the Company would be required to service approximately $7,000 in monthly principal and interest payments.

The Company warrants its work in the normal course of business. In management's opinion, there were no outstanding claims which would have a material effect on the Company's operations or financial position.

The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000 any amounts in excess of this would not be insured if the institution should fail. At times, cash in the deposit accounts may exceed the federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk.


NOTE 15 - CONCENTRATIONS

In connection with providing service to customers, Aduddell Roofing does not have contractual agreements with suppliers. The material and supplies used in the business are readily available from several vendors.

Although Aduddell Roofing had a significant number of customers for the period ended March 31, 2005, three customers accounted for 21%, 18%, and 11% of the revenue, respectively. Two customers accounted for 38% and 10% of the revenue for the period ended December 31, 2004.

The Company's contract receivables at March 31, 2005, and December 31, 2004, are from a small number of companies in various industries which could be subject to business cycle variations. As of March 31, 2005, the Company had two customers that accounted for 61% of the contracts receivable. As of December 31, 2004, the Company had three customers that accounted for 66% of the contracts receivable. This concentration subjects the Company to a credit risk if the general economy or the companies fail to perform.



Item 2. Management's Discussion and Analysis or Plan of Operation

         We are engaged in the commercial and industrial roofing and re-roofing businesses through Aduddell Roofing & Sheet Metal, Inc. ("Aduddell Roofing"). The terms "Zenex", "we", "our" and "us" and other similar terms refer to Zenex International, Inc. and its direct and indirect subsidiaries, unless we specify otherwise, Zenex (R) is our registered trademark. All other trade names, trademarks and product names in this report are the property of their respective owners.

                                                      Forward-Looking Statements

         This quarterly report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which can be identified by the use of forward-looking terminology such as: "may", "might", "could", "would", "believe", "expect", "intend", "plan", "seek", "anticipate", "estimate", "project" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this quarterly report on Form 10-QSB, including without limitation, the statements under "Item 2. Management's Discussion and Analysis " regarding our financial position and liquidity, are forward-looking statements. These forward-looking statements also include, but are not limited to:

o        our ability to expand Zenex's business;

o        actions of our competitors; and

o statements regarding our anticipated revenues, expense levels, liquidity and capital resources and projections of when we will achieve break-even or positive operating cash flow.

         Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations (Cautionary Statements), are disclosed in this quarterly report on Form 10-QSB. We do not undertake to update forward looking statements to reflect the impact of circumstances or events that arise after the date the forward looking statement was made.

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

Introduction

         Our revenues are derived primarily from comprehensive roofing services, including re-roofing, restoration and repair, new roof construction, sheet metal fabrication and waterproofing. We also provide limited residential roofing services. We also offer maintenance services, which provide recurring revenues and ongoing interaction with our customers. Almost all our revenues for the three months ended March 31, 2005, were derived from re-roofing, restoration, and repair services.

         Revenues from fixed-price construction and renovation contracts are generally accounted for on a percentage-of-completion basis using the cost-to-cost method. The cost-to-cost method measures the percentage completion of a contract based on total costs incurred to date compared to total estimated costs to completion. Cost of revenues consists primarily of compensation and benefits to field staff, materials, subcontracted services, parts and supplies, fuel and other vehicle expenses, equipment rentals and allocation of selling, general and administrative expenses. Our gross profit percentage, which is gross profit expressed as a percentage of revenues, depends primarily on the relative proportions of costs related to labor and materials. On jobs in which a higher percentage of the cost of revenues consists of labor costs, we typically achieve higher gross margins than on jobs where materials represent more of the cost of revenues. Margins are also affected by the competitive bidding process and the technical difficulty of the project. New roof construction work is more likely to be competitively bid than re-roofing, restoration and repair. Typically, re-roofing, restoration and repair jobs are more labor intensive and have higher margins than new roof construction.

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


Critical Accounting Policies and Estimates

         General. Our discussion and analysis of financial condition and results of operations are based upon our December 31, 2004 consolidated balance sheet, which was prepared in accordance with accounting principles generally accepted in the United States, and our financial statements for the three months ended as of March 31, 2005 and 2004, that are reviewed in accordance with The Standards of the Public Company Accounting Oversight Board (United States). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for doubtful accounts, the useful lives of fixed assets, impairment of long-lived assets and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

         We are working in Florida under Federal Emergency Management Agency arrangements made in response to the hurricane damage that occurred in the summer of 2004. These arrangements pay providers based on the square footage of roofing material installed.

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


Results of Operations

         Revenues for the Quarter Ended. Revenues increased from $2,396,872 for the three months ended March 3, 2004 to $3,285,728 for the three months ended March 31, 2005. Our revenues are significantly affected by the presence or absence of natural disaster related work such as tornados, hurricanes and other windstorms. Revenues for the three months ended March 31, 2005 were higher than normal due to the substantial amount of hurricane related work in Florida obtained during the fourth quarter of 2004. During the last quarter of 2004, we contracted to provide temporary roofing for residential properties in Florida that were damaged by the hurricanes. Additionally, we have expanded our sales and marketing efforts to increase winter productivity by concentrating our business in the southern half of the United States. The increased marketing and remaining hurricane work contributed to a 37% increase in prior year revenues and stopped the normal seasonal trend of significantly lower first quarter revenues.

         Operating Expenses for the Quarter Ended. Operating expenses for the three months ended March 31, 2005, were $3,313,174 compared to expenses of $3,178,233 for the three months ended March 31, 2004. Operating expenses as a percentage of revenues for the three months ended March 31, 2005 and 2004 were 101% and 132%, respectively, a decrease of 31%. The decrease from 2004 is principally due to our increased revenues from 2004. Since we must maintain capacity to perform when natural disasters occur, our costs are less elastic and do not normally move in direct correlation with our revenues. Operating expenses were relatively static, but were affected by increases in fuel costs and labor costs. We are expanding our market and building relationships, which we believe will improve our profit margins over the long term.

         Other Income for the Quarter Ended. Other Income for the three months ended March 31, 2005 was $131,325 compared to Other Income of $22,259 for the three months ended March 31, 2004. The increase in other income is primarily attributable to income derived from the projects performed by Aduddell Residential Roofing, Inc., a non-affiliate entity, on our behalf in Florida as a result of the hurricanes. We derived income of $97,842 for the three months ended March 31, 2005 as a result of the fees paid to us by Aduddell Residential Roofing, Inc.

         Net Income/Loss for the Quarter Ended. Net income for the three months ended March 31, 2005, was $119,483 compared to a net loss of $455,038 for the three months ended March 31, 2004. These results were influenced by the factors identified above in Revenues and Operating Expenses for the Quarter.

         Off-Balance Sheet Arrangements. There have been no material changes to the off-balance sheet arrangements (consisting of operating leases and a loan guaranty) that we discussed in our annual report on Form 10-KSB.

Liquidity and Capital Resources

         From December 31, 2004 to March 31, 2005, total assets decreased from $11,048,298 to $8,488,301 liabilities decreased from $5,686,622 to $3,007,716 and shareholder's equity increased from $5,361,676to $5,480,585_. The decrease in assets comes from increased payments of accounts payable and long-term debt and the disposal of assets that were obsolete or not in service.

         Net cash decreased from $2,500,561 at December 31, 2004 to $1,228,577 at March 31, 2005, primarily due to the reduction in accounts payable from $3,935,652 at December 31, 2004 to $1,400,179 at March 31, 2005. For the three months ended March 31, 2005, net cash used by operating activities was $1,063,525. Net cash used in investing activities during this period was $121,448, which represented the difference in the cost of assets purchased over the proceeds of assets sold. Net cash used in financing activities during this period was $87,011, which was all applied to the reduction of long-term debt. At March 31, 2005, we had working capital of $3,548,274 compared to working capital at December 31, 2004 of $3,623,389. The decrease in working capital resulted from asset additions and repayment of long-term debt with cash instead of financing.

         We have a $2,000,000 line of credit with a bank that bears interest at 1.25% above the Wall Street Journal prime rate. As of March 31, 2005, all $2,000,000 was available for our use under the line of credit.

         At March 31, 2005 our long-term debt was $829,941 compared with $915,452 at December 31, 2004. The decrease was due to repayments of our outstanding debt made from cash generated from operations.


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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         None.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None. Item 6. Exhibits

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

       10.4 Stock Purchase Agreement executed as of March 7, 2002 (filed as exhibit to our Form 8-K filed on March 19, 2002 and incorporated by reference herein)

       10.5 Purchase Agreement dated November 25, 2002, with Red River Network, LLC (filed as exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002 and incorporated by reference herein)

       10.6 Option Agreement dated November 25, 2002, with Red River Network, LLC, as amended (filed as exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2002 and incorporated by reference herein)

       10.7 Service Agreement dated November 25, 2002, with Red River Network, LLC, as amended (filed as exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2002 and incorporated by reference herein)

       10.8 Assignment Agreement dated December 4, 2002, between Time Advisors, L.P. and Red River Network, LLC (filed as exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2002 and incorporated by reference herein)

       15*        Letter re unaudited interim financial information

       31.1* Rule 13a-14(a) Certification of Chief Executive Officer

       31.2* Rule 13a-14(a) Certification of Chief Financial Officer

       32.1* Section 1350 Certification of Chief Executive Officer

       32.2* Section 1350 Certification of Chief Financial Officer

*Filed herewith

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         Zenex International, Inc.


Date:                    By:    RON CARTE
May 16, 2005                    Ron Carte
                                Chairman, President and Chief Executive Officer

Date:                    By:    DEBRA G. MOREHEAD
May 16, 2005                    Debra G. Morehead
                                Chief Financial Officer

                                  EXHIBIT INDEX
Exhibit No.                 Description

   3.1    Amended and Restated Articles of Incorporation                Incorporated herein by reference
          of Zenex (filed as exhibit to our Form S-3 Registration
          Statement filed on August 2, 2000
          and incorporated by reference herein)

   3.2    Amended and Restated Bylaws of Zenex (filed as                Incorporated herein by reference
          exhibit to our Form S-3 Registration Statement filed on
          August 2, 2000 and incorporated by reference herein).

   3.3    Amendment to the Articles of Incorporation of                 Incorporated herein by reference
          Lone Wolf Energy, Inc. changing the name to
          Zenex Telecom, Inc. effective November 29, 2001
          (filed as exhibit to our Form 8-K filed on
          November 28, 2001 and incorporated by reference
          herein)

   3.4    Amendment to the Articles of Incorporation                    Incorporated herein by reference
          changing Zenex Telecom, Inc. to Zenex
          International, Inc. effective August 6, 2002
          (filed as exhibit to our Form 8-K filed on
          August 15, 2002 and incorporated by reference
          herein)

   10.1   Agreement and Plan Reorganization dated May 5,                Incorporated herein by reference
          2000, by and among Lone Wolf Energy, Inc.,
          Prestige Investments, Inc., Zenex Long
          Distance, Inc., and others (filed as exhibit to
          our Form 8-K filed on May 19,2000 and
          incorporated by reference herein)

   10.2   Plan and Agreement of Merger dated May 5, 2000,               Incorporated herein by reference
          by and among Lone Energy, Inc., Lone Wolf
          Acquisition Sub I, Inc., ChurchLink.com, Inc.
          and Switchless Resellers Services, Inc. (filed
          as exhibit to our Form S-3 Registration Statement
          filed on August 2, 2000 and incorporated by
          reference herein).

   10.3   Registration Rights Agreement dated May 5,                    Incorporated herein by reference
          2000, by and between Lone Energy, Inc. and
          Switchless Reseller Services, Inc. (filed as
          exhibit to our Form S-3 Registration Statement
          filed on August 2, 2000 and incorporated by
          reference herein).

   10.4   Stock Purchase Agreement executed as of March                 Incorporated herein by reference
          7, 2002 (filed as exhibit to our Form 8-K filed
          on March 19, 2002 and incorporated by
          reference herein)

   10.5   Purchase Agreement dated November 25, 2002,                   Incorporated herein by reference
          with Red River Network, LLC (filed as exhibit to the
          Registrant's Annual Report on Form 10-KSB for the year
          ended December 31, 2002 and
          incorporated by reference herein)

   10.6   Option Agreement dated November 25, 2002, with                Incorporated herein by reference
          Red River Network, LLC, as amended (filed as exhibit
          to our Annual Report on Form 10-KSB for the year
          ended December 31, 2002 and incorporated by
          reference herein)

   10.7   Service Agreement dated November 25, 2002, with               Incorporated herein by reference
          Red River Network, LLC, as amended (filed as
          exhibit to our Annual Report on Form 10-KSB for
          the year ended December 31, 2002 and incorporated
          by reference herein)

   10.8   Assignment Agreement dated December 4, 2002,                  Incorporated herein by reference
          between Time Advisors, L.P. and Red River
          Network, LLC (filed as exhibit to our Annual
          Report on Form 10-KSB for the year ended
          December 31, 2002 and incorporated by reference
          herein)

    15    Letter re unaudited interim financial                         Filed herewith electronically
          information

    31.1  Rule 13a-14(a) Certification of Chief Executive Officer       Filed herewith electronically

    31.2  Rule 13a-14(a) Certification of Chief Financial Officer       Filed herewith electronically

    32.1  Section 1350 Certification of Chief Executive Officer         Filed herewith electronically

    32.2  Section 1350 Certification of Chief Financial Officer         Filed herewith electronically
