Form 10QSB
period 2005-06-30
ZENEX INTERNATIONAL INC
filed 2005-08-15
CIK 928373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


              [X] Quarterly Report Pursuant to Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934
                  For the quarterly period ended: June 30, 2005
                                       or
              [ ] Transition Report Pursuant to Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934

                        Commission File Number: 000-24684

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days: Yes [X] No [ ]

           Shares of Common Stock, $.001 par value, outstanding as of
                          August 10, 2005: 48,737,921

Transitional Small Business Disclosure Format: Yes [  ] No [X]

                            ZENEX INTERNATIONAL, INC.

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION


Item 1.    Financial Statements

           Independent Accountant's Review Report

           Financial Statements:
           Consolidated Balance Sheets
           Consolidated Statements of Operations
           Consolidated Statements of Cash Flows
           Notes to the Financial Statements

Item 2.    Management's Discussion and Analysis or Plan of Operation

Item 3.    Controls and Procedures


                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits

           Signatures

                     Independent Accountant's Review Report


Board of Directors and Stockholders
Zenex International, Inc.
Oklahoma City, Oklahoma


We have reviewed the accompanying consolidated balance sheets of Zenex International, Inc. as of June 30, 2005, and the related consolidated statements of operations and the consolidated statements of cash flows for six months ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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

The December 31, 2004 financial statements for Zenex International, Inc. were audited by us and we expressed an unqualified opinion in our report dated March 17, 2005, but we have not performed any auditing procedures since that date.




/s/Sutton Robinson Freeman & Co., P.C.

Sutton Robinson Freeman & Co., P.C.
Certified Public Accountants

August 5, 2005
Tulsa, OK

                            ZENEX INTERNATIONAL, INC.


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements - At June 30, 2005 and December 31, 2004 and for the six months ended June 30, 2005 and 2004

This quarterly report on Form 10-QSB should be read in conjunction with Zenex International, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 2004.

                     Independent Accountant's Review Report


Board of Directors and Stockholders
Zenex International, Inc.
Oklahoma City, Oklahoma


We have reviewed the accompanying consolidated balance sheets of Zenex International, Inc. as of June 30, 2005, and the related consolidated statements of operations and the consolidated statements of cash flows for six months ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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

The December 31, 2004 financial statements for Zenex International, Inc. were audited by us and we expressed an unqualified opinion in our report dated March 17, 2005, but we have not performed any auditing procedures since that date.


/s/Sutton Robinson Freeman & Co., P.C.

Sutton Robinson Freeman & Co., P.C.
Certified Public Accountants

August 5, 2005
Tulsa, OK

                            ZENEX INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                     June 30,      December 31,
                                                      2005             2004
                                                  (Unaudited)
                                                   ----------      ------------
                     Assets

Current Assets
   Cash                                           $   648,473      $ 2,500,561
   Contract receivables                             5,399,137        4,756,142
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                637,544        1,363,505
   Prepaid expenses                                   177,323          109,994
   Employee and other receivables, net of
      allowance for doubtful accounts                 142,548           95,027
                                                  -----------      -----------
                                                    7,005,025        8,825,229
                                                  -----------      -----------

Non-Current Related Party Receivable                1,763,896        1,730,340
                                                  -----------      -----------

Property and Equipment                              1,567,236        1,839,807
   Less:  accumulated depreciation                   (817,372)      (1,387,818)
                                                  -----------      -----------
                                                      749,864          451,989
                                                  -----------      -----------

Other
   Marketable equity securities                         6,150            5,740
   Deferred income tax                                205,000           35,000
                                                  -----------      -----------
                                                      211,150           40,740
                                                  -----------      -----------

                                                  $ 9,729,935      $11,048,298
                                                  ===========      ===========

    Liabilities and Stockholders' Equity

Current Liabilities
   Current portion of long-term debt              $   698,879      $   430,670
   Accounts and subcontract payables                2,252,302        3,935,652
   Accrued liabilities                                623,273          253,329
   Insurance payable                                  262,322          245,099
   Income tax payable                                 112,002          112,002
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                408,773          225,088
                                                  -----------      -----------
                                                    4,357,551        5,201,840
                                                  -----------      -----------

Long-Term Debt (Net of Current Portion)               179,119          484,782
                                                  -----------      -----------

Stockholders' Equity
   Preferred stock ($0.001 par value, 20,000,000
     shares authorized, no shares issued and             -                -
     outstanding)
   Common stock ($0.001 par value, 100,000,000
     shares authorized, 48,737,921 and 48,737,921
     shares issued and outstanding at June 30,
     2005 and December 31, 2004)                       48,738           48,738
   Paid-in capital                                  4,860,632        4,860,632
   Unrealized gain (loss) on available
    for sale securities                               (17,304)         (17,715)
   Retained earnings (deficit)                        301,199          470,021
                                                  -----------      -----------
                                                    5,193,265        5,361,676
                                                  -----------      -----------
                                                  $ 9,729,935      $11,048,298
                                                  ===========      ===========

                                           ZENEX INTERNATIONAL, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                      Three Months Ended                 Six Months Ended
                                                           June 30,                          June 30,
                                                 ---------------------------       ---------------------------
                                                     2005            2004              2005            2004
                                                 (Unaudited)     (Unaudited)       (Unaudited)     (Unaudited)
                                                 -----------     -----------       -----------     -----------

Revenues                                         $ 3,831,637     $ 3,981,101       $ 7,117,365     $ 6,377,973

Operating Expenses
   Cost of sales                                   3,736,607       2,708,773         6,407,131       5,595,237
   Selling, general and administrative               610,785         988,595         1,233,704       1,236,857
   Warranty                                           16,298          18,622            36,029          62,129
                                                 -----------     -----------       -----------     -----------
                                                   4,363,690       3,715,990         7,676,864       6,894,223
                                                 -----------     -----------       -----------     -----------

Operating Income (Loss)                             (532,053)        265,111          (559,499)       (516,250)

Other Income (Expense)
   Interest income                                    17,327          20,052            34,803          37,611
   Gain (loss) on sale of assets                      (3,388)           -                2,809         (4,998)
   Other income                                       80,583           3,070           188,235          12,768
                                                 -----------     -----------       -----------     -----------
                                                      94,522          23,122           225,847          45,381
                                                 -----------     -----------       -----------     -----------

Net Income (Loss) from Operations
   Before Income Taxes                              (437,531)        288,233          (333,652)       (470,869)

   Income tax (expense) benefit                      149,226        (217,482)          164,830          86,582
                                                 -----------     -----------       -----------     -----------


Net Income (Loss)                                   (288,305)         70,751          (168,822)       (384,287)

Other Comprehensive Income:
   Unrealized holding gain (losses)                      410             574               984            (451)
   Reclassification adjustment                          -               -                 -               -
                                                 -----------     -----------       -----------     -----------

Comprehensive Income (Loss)                      $  (287,895)    $    71,325       $  (167,838)    $  (384,738)
                                                 ===========     ===========       ===========     ===========

     Primary Earnings (Loss) per Share           $      -        $      -          $      -        $      -
                                                 ===========     ===========       ===========     ===========
     Fully Diluted Earnings (Loss) per Share     $      -        $      -          $      -        $      -
                                                 ===========     ===========       ===========     ===========

     Earnings (Loss) per Share from
        Continuing Operations                    $      -        $      -          $      -        $      -
                                                 ===========     ===========       ===========     ===========


                                ZENEX INTERNATIONAL, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Six Months Ended
                                                                     June 30,
                                                          ----------------------------
                                                             2005              2004
                                                          -----------      -----------

Cash Flows from Operating Activities

   Net income (loss)                                      $  (168,822)      $ (384,287)

   Reconciliation of net income (loss) to
     net cash provided by operating
     activities:

     Depreciation and amortization                             97,381          115,047
     Issuance of debt for interest expense                      3,000             -
     (Gain) loss on sale of property and equipment             (2,809)            -
     Realized gain on forgiveness of debt                        -               4,998
     (Increase) Decrease from changes in:
        Contract receivables                                 (642,995)        (348,155)
        Costs and estimated earnings in excess of
            billings on uncompleted contracts                 725,961          734,558
        Officer receivable                                       -              (3,842)
        Related party receivable                              (33,556)         (29,887)
        Deferred income taxes                                (170,000)          (2,000)
        Prepaid expenses                                      (67,329)        (139,903)
        Employee and other receivables                        (47,521)          (9,520)
     Increase (Decrease) from changes in:
        Accounts payable                                   (1,683,350)        (672,448)
        Insurance payable                                      17,223          211,428
        Accrued liabilities                                   369,944           38,841
        Income tax payable                                       -             (85,597)
        Billings in excess of costs and estimated
           earnings on uncompleted contracts                  183,685          217,878
                                                          -----------      -----------

   Net adjustments to net income (loss)                    (1,250,366)          31,398
                                                          -----------      -----------

   Net cash provided (used) by operating activities        (1,419,188)        (352,889)
                                                          -----------      -----------

Cash Flows from Investing Activities
   Proceeds from sale of property and equipment                78,295            5,985
   Purchase of property and equipment                        (340,522)        (130,085)
                                                          -----------      -----------

   Net cash  provided (used)  by investing activities        (262,227)        (124,100)
                                                          -----------      -----------

Cash Flows from Financing Activities
   Proceeds from long-term debt                                  -             592,862
   Retirement of long-term debt                              (170,673)        (210,441)
                                                          -----------      -----------

   Net cash provided (used)  by financing activities         (170,673)         382,421
                                                          -----------      -----------

Net Increase in Cash                                       (1,852,088)         (94,568)

Cash at Beginning of Period                                 2,500,561          400,407
                                                          -----------      -----------

Cash at End of Period                                     $   648,473      $   305,839
                                                          ===========      ===========


Supplemental Disclosure of Cash Flow
   Information

   Cash paid for:
      Interest                                            $    33,029     $     64,759
      Taxes                                                     5,169            1,015



Supplemental Schedule of Non-Cash
   Investing and Financing Activities

   Fixed asset additions                                  $   130,220     $       -
                                                          -----------      -----------
   Liabilities assumed or incurred                        $   130,220     $       -
                                                          ===========      ===========

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly- owned subsidiary, Aduddell Roofing & Sheet Metal, Inc. The financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Management determines the proper classification of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At June 30, 2005 and December 31, 2004, all securities covered by SFAS No. 115 were designated as available-for-sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity. Any realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Statement of Income.

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

Reclassifications

Certain amounts for 2004 have been classified to conform to the 2005 presentation. These had no impact on previously reported results of operations or shareholders' equity.

NOTE 2 - CONTRACT RECEIVABLES

Contracts receivable consist of the following:

                                                    June 30,     December 31,
                                                      2005          2004
                                                  -----------    -----------

  Completed contracts                             $ 2,051,638    $ 1,384,011
  Contracts in progress                             2,912,929      2,919,282
  Retainage                                           434,570        452,849
                                                  -----------    -----------
                                                    5,399,137      4,756,142
  Less allowance for doubtful amounts                    -              -
                                                  -----------    -----------
                                                  $ 5,399,137    $ 4,756,142
                                                  ===========    ===========

NOTE 3 - UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts, are as follows:

                                                    June 30,     December 31,
                                                      2005          2004
                                                  -----------    -----------

  Costs incurred on uncompleted contracts         $ 5,289,089    $14,201,734
  Estimated earnings (loss)                           470,682      2,633,964
                                                  -----------    -----------
                                                    5,759,771     16,835,698
  Billings to date                                  5,531,000     15,697,281
                                                  -----------    -----------
                                                  $   228,771    $ 1,138,417
                                                  ===========    ===========

Included in the accompanying balances sheet under the following captions:

                                                    June 30,     December 31,
                                                      2005          2004
                                                  -----------    -----------

  Costs and estimated earnings in excess of
    billings on uncompleted contracts             $   637,544    $ 1,363,505
  Billings in excess of costs and estimated
    earnings on  uncompleted contracts               (408,773)      (225,088)
                                                  -----------    -----------
                                                  $   228,771    $ 1,138,417
                                                  ===========    ===========

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Expenditures for repairs and maintenance are charged to operations when incurred. Major improvements and renewals that extend the useful life of the related asset are capitalized and depreciated over the remaining useful life. Depreciation and amortization are computed for financial and income tax reporting purposes using straight-line and accelerated methods over estimated useful lives ranging from five to ten years. Depreciation expense for the six months ended June 30, 2005, was $97,381. The following table summarizes the classifications of property and equipment, total accumulated depreciation and the related estimated useful lives:


    Property and Equipment                     Cost                  Years
    ----------------------         ---------------------------     ----------
                                     June 30,     December 31,
                                       2005          2004
                                   -----------    -----------

  Field and shop equipment         $   435,560    $   465,869         5-7
  Office furniture and equipment       199,236        193,596         5-10
  Transportation equipment             871,849      1,150,934         5
  Leasehold improvements                60,591         29,408         39
                                   -----------    -----------
                                     1,567,236      1,839,807
  Less: accumulated depreciation       817,372      1,387,818
                                   -----------    -----------
  Net property and equipment       $   749,864    $   451,989
                                   ===========    ===========

NOTE 5 - LINE OF CREDIT

The Company has a $2,000,000 revolving line of credit. The line bears interest at 1.25% over the Wall Street Journal Prime Rate (currently 7.25) and is secured by all accounts, property and equipment and the guaranty of the principal shareholder. The line matures on November 14, 2005. There were no outstanding advances at June 30, 2005, and December 31, 2004.


NOTE 6 - LONG-TERM DEBT

The Company has the following long-term debt as of:

                                                                               June 30,     December 31,
                                                                                 2005          2004
                                                                             -----------    -----------

  Note payable secured by the personal guaranty of certain Directors, bearing interest at 7.5% due in monthly installments of $8,673 through
  June 2006                                                                  $   341,785    $   386,987

  Note payable secured by all accounts, equipment and general intangibles, bearing interest at 2.75% over New York Prime, with a maximum of 7.75%
  and a minimum of 5.75% (7.75%) due in monthly installments of $17,581
  through November 2006                                                          279,680        372,924

  Note payable to shareholder bearing interest at 5% due in monthly
  installments of $5,000 with a balloon payment in September 2005                123,000        132,768

  Note payable secured by transportation
  equipment, bearing interest at 6%, due
  in monthly installments of $3,065 through June  2009                           127,840           -

  Non-interest bearing notes secured by transportation
  equipment due in varying monthly installments through
  October 2005                                                                     5,693         22,773
                                                                             -----------    -----------
                                                                                 877,998        915,452
  Less: current portion of long-term debt                                        698,879        430,670
                                                                             -----------    -----------
                                                                             $   179,119    $   484,782
                                                                             ===========    ===========

All long-term debt matures prior to December 31, 2006. Interest expense for the six months ended June 30, 2005, was $17,060.

NOTE 7 - LETTER OF CREDIT

At June 30, 2005, the Company had a $175,000 letter of credit issued to its insurance carrier that matures on January 16, 2006.

NOTE 8 - PENSION PLAN

The Company sponsors a defined contribution plan that covers all non-union employees. Employees who are twenty-one years of age and have completed one year of service are eligible to participate. Employees may contribute from one to eighty percent of eligible salary limited to the amount allowed under the Internal Revenue Service code. Company profit sharing contributions are discretionary each year. Currently the Company is matching contributions up to 4%. Employees are vested 100% in salary deferral contributions. Company contributions begin vesting after two years and vest 20% a year until fully vested. Company contributions for the six months ended June 30, 2005 totaled $18,232 and $46,636 for the year ended December 31, 2004.

NOTE 9 - INCOME TAXES

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

The net deferred tax asset consisted of the following components:

                                                    June 30,     December 31,
                                                      2005          2004
                                                  -----------    -----------

  Deferred tax liability on depreciation          $   (30,000)   $   (85,000)
  Deferred tax asset for loss carry forward           438,000        323,000
                                                  -----------    -----------
  Deferred tax asset                                  408,000        238,000

  Less: valuation allowance                           203,000        203,000
                                                  -----------    -----------

  Net deferred tax asset                          $   205,000    $    35,000
                                                  ===========    ===========

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company engaged in certain transactions with Tim Aduddell, a majority shareholder of the Company, and entities owned by Tim Aduddell. The Company has a note receivable from an entity owned by Tim Aduddell. The loan is secured by marketable securities and a personal guaranty. Interest is accrued quarterly based on the federal mid-term rate and added to the note principal. Interest income on the note for the six months ended June 30, 2005 totaled $33,556.

The balance of the note receivable totaled $1,763,896 and $1,730,340 as of June 30, 2005, and December 31, 2004, respectively.

The Company has a note payable to Tim Aduddell bearing interest at 5%, due in monthly installments of $5,000 with a balloon payment in September 2005. The balance of the note payable totaled $123,000 and $132,768 as of June 30, 2005 and December 31, 2004, respectively.

The Company leases its office, warehouse and yard facilities from Aduddell Holdings, Inc., a corporation wholly-owned by Tim Aduddell, a majority shareholder of the Company. The lease agreement is for one year and expires on September 30, 2005. The monthly lease payments are $16,250. For the six months ended June 30, 2005, rent expense totaled $97,500.

NOTE 11 - BACKLOG

The amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements on which work had not yet begun at June 30, 2005, was $7,351,317.

NOTE 12 - COMMON STOCK TRANSACTIONS

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

NOTE 13 - STOCK OPTIONS

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

In connection with the financing of certain equipment, 200,000 options at $0.08 per share were granted.

NOTE 14 - EARNINGS PER SHARE

                                                    June 30,     December 31,
                                                      2005          2004
                                                  -----------    -----------

  Primary earnings per share: (in thousands)
    Common shares outstanding                      48,737,921     48,737,921
                                                  -----------    -----------
    Weighted average shares outstanding            48,737,921     48,737,921
                                                  -----------    -----------
    Earnings (loss) per share                     $      .003    $      .032
                                                  ===========    ===========
  Fully diluted earnings per share:
    Common shares outstanding                      80,137,921     80,137,921
                                                  -----------    -----------
    Weighted average shares outstanding            80,137,921     80,137,921
                                                  -----------    -----------
    Earnings (loss) per share                     $      .002    $      .019
                                                  ===========    ===========

NOTE 15 - COMMITMENTS AND CONTINGENCIES

In regard to the sale of assets and liquidation of Zenex Communications in 2002, the Company is the Guarantor on notes with an outstanding balance of $269,549 at June 30, 2005. In the event that the purchaser should default on the required payment obligations, the Company would be required to service approximately $7,000 in monthly principal and interest payments.

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

NOTE 16 - CONCENTRATIONS

In connection with providing service to customers, Aduddell Roofing does not have contractual agreements with suppliers. The material and supplies used in the business are readily available from several vendors.

Although Aduddell Roofing had a significant number of customers for the period ended June 30, 2005, two customers accounted for 19% and 10% of the revenue, respectively. Two customers accounted for 38% and 10% of the revenue for the period ended December 31, 2004.

The Company's contract receivables at June 30, 2005, and December 31, 2004, are from a small number of companies in various industries, which could be subject to business cycle variations. As of June 30, 2005, the Company had two customers that accounted for 39% of the contracts receivable. As of December 31, 2004, the Company had three customers that accounted for 66% of the contracts receivable. This concentration subjects the Company to a credit risk if the general economy or the companies fail to perform.

Item 2. Management's Discussion and Analysis or Plan of Operation

     We are engaged in the commercial and industrial roofing and re-roofing businesses through Aduddell Roofing & Sheet Metal, Inc. ("Aduddell Roofing"). The terms "Zenex", "we", "our" and "us" and other similar terms refer to Zenex International, Inc. and its direct and indirect subsidiaries, unless we specify otherwise, Zenex(R) is our registered trademark. All other trade names, trademarks and product names in this report are the property of their respective owners.

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

     o    our ability to expand our business;

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

Introduction

     Our revenues are derived primarily from comprehensive roofing services, including re-roofing, restoration and repair, new roof construction, sheet metal fabrication and waterproofing. We also provide limited residential roofing services. We also offer maintenance services, which provide recurring revenues and ongoing interaction with our customers. All our revenues for the three months ended June 30, 2005, were derived from re-roofing, restoration, and repair services.

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


Critical Accounting Policies and Estimates

     General. Our discussion and analysis of financial condition and results of operations are based upon our December 31, 2004 consolidated balance sheet, which was prepared in accordance with accounting principles generally accepted in the United States, and our financial statements for the three months ended as of June 30, 2005 and 2004, that are reviewed in accordance with The Standards of the Public Company Accounting Oversight Board (United States). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for doubtful accounts, the useful lives of fixed assets, impairment of long-lived assets and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

     Revenues for the Quarter Ended. The revenues for the three months ended June 30, 2005, were $3,831,637 compared to revenues of $3,981,101 for the period ended June 30, 2004 a decrease of $149,464. The timing of contract start dates caused our second quarter revenues to be down. However, our year to date revenues have increased.

     Operating Expenses for the Quarter Ended. Operating expenses for the three months ended June 30, 2005, were $4,363,690 compared to expenses of $3,715,990 for the three months ended June 30, 2004. Operating expenses as a percentage of sales for the three months ended June 30, 2005 and 2004 were 113% and 93%, respectively. Since we must maintain capacity to rapidly perform when natural disasters occur, our costs are less elastic and do not normally move in direct correlation with our revenues. Operating expenses were relatively static, but were affected by the costs associated with increasing our sales staff, higher fuel costs and labor costs. The company has made a strategic commitment to control an increased share of its sales by building our direct sales force in the eastern and southern United States. Specifically, we are investing in our future by developing a more controlled marketing system. This will reduce our dependence on supplier-referred sales. It also reflects our risk-aversion strategy to significantly broaden our client base and be less dependent on revenues from a limited number of loyal customers. We also believe our increased sales staff will improve our profit margins over the long-term. However, in complex construction categories such as ours, it can take up to a year for sales personal to be adequately trained and for contracts to be finalized and placed in the pipeline.

     Other Income for the Quarter Ended. Other income for the three months ended June 30, 2005 was $94,522 compared to $23,122 for the three months ended June 30, 2004. The increase in other income is primarily attributable to income derived from projects performed by non-affiliated entities, on our behalf. We derived income of $59,295 for the three months ended June 30, 2005 as a result of the fees paid to us.

     Net Loss/Income for the Quarter Ended. The net loss for the three months ended June 30, 2005, was $288,305 compared to net income of $70,751 for the three months ended June 30, 2004. These results were influenced by the factors identified above in Revenues, Operating Expenses and Other Income for the Quarter.

     Revenues for the Six Months Ended. The revenues for the six months ended June 30, 2005, were $7,117,365 compared to revenues of $6,377,973 for the same period ended June 30, 2004. The amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements on which work had not yet begun at June 30, 2005 was $7,351,317 compared to $2,409,427 at June 30, 2004. This positive revenue increase and backlog has been generated by our established marketing system. Although we have increased our sales staff it can take up to a year for sales personal to be adequately trained and for contracts to be finalized and realized as revenue.

     Operating Expenses for the Six Months Ended. Operating expenses for the six months ended June 30, 2005, were $7,676,864 compared to expenses of $6,894,223 for the six months ended June 30, 2004. Operating expenses as a percentage of sales for the six months ended June 30, 2005 and 2004 were 108%, respectively. Since we must maintain capacity to perform when natural disasters occur, our costs are less elastic and do not normally move in direct correlation with our revenues. Operating expenses were relatively static, but were affected by the costs associated with increasing our sales staff, higher fuel costs and labor costs. As discussed under Operating Expenses for the Quarter Ended, we have made a strategic commitment to building our direct sales force.

     Other Income for the Six Months Ended. Other income for the six months ended June 30, 2005 was $225,847 compared to $45,381 for the six months ended June 30, 2004. The increase in other income is primarily attributable to income derived from projects performed by non-affiliated entities, on our behalf. We derived income of $157,137 for the six months ended June 30, 2005 as a result of the fees paid to us.

     Net Loss/Income for the Six Months Ended. The net loss for the six months ended June 30, 2005, was $168,822 compared to $384,287 for the six months ended June 30, 2004. These results were influenced by the factors identified above in Revenues, Operating Expenses and Other Income for the Six Months.

     Off-Balance Sheet Arrangements. There have been no material changes to the off-balance sheet arrangements (consisting of operating leases and a loan guaranty) that we discussed in our annual report on Form 10-KSB.

Liquidity and Capital Resources

     From December 31, 2004 to June 30, 2005, total assets decreased from $11,048,298 to $9,729,935 liabilities decreased from $5,686,622 to $4,536,670 and shareholder's equity decreased from $5,361,676 to $5,193,265. The decrease in assets comes from increased payments of accounts payable and the disposal of assets that were obsolete or not in service. Assets and Long-term debt were increased by replacing the vehicles used by the field and sales employees.

     Net cash decreased from $2,500,561 at December 31, 2004 to $648,473 at June 30, 2005, primarily due to the reduction in accounts payable and accrued liabilities from $4,188,981 at December 31, 2004 to $2,875,575 at June 30, 2005.
For the six months ended June 30, 2005, net cash used by operating activities was $1,419,188. Net cash used in investing activities during this period was $262,227, which represented the difference in the cost of assets purchased over the proceeds of assets sold. Net cash used in financing activities during this period was $170,673, which was all applied to the reduction of long-term debt. At June 30, 2005, we had working capital of $2,647,474 compared to working capital at December 31, 2004 of $3,623,389. The decrease in working capital resulted from the net operating loss for the year, asset additions and repayment of long-term debt with cash instead of financing

     We have a $2,000,000 line of credit with a bank that bears interest at 1.25% above the Wall Street Journal Prime rate. As of June 30, 2005, all $2,000,000 was available for our use under the line of credit.

     At June 30, 2005 our long-term debt was $877,998 compared with $915,452 at December 31, 2004. The decrease was due to repayments of our outstanding debt with cash.

Adequacy of Current Liquidity

     We meet all of our funding needs for on going operations with internally generated cash flows from operations, access to our line of credit and with existing cash and short-term investment balances. We believe that existing cash, cash equivalents, short-term investments, and our line of credit together with cash generated from operations, will be sufficient to meet our cash requirements for the foreseeable future.

Item 3. Controls and Procedures

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our principal executive officer and our principal financial officer, who concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

         None.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

Commencing on April 30, 2005, proxies were solicited on behalf of the Board of Directors of the Company in connection with the Annual Meeting of Stockholders. The annual meeting was held on June 7, 2005.

The business of the meeting included the election of the following individuals as directors for one year terms or until their successors have been elected and qualified:

                    Votes       Votes     Votes                      Broker
Director             For       Against   Withheld    Abstentions    Non-Votes
--------------    ----------   -------   --------    -----------    ---------

David Aduddell    40,084,138      0       23,755      4,200,000     4,430,028
Tim Aduddell      44,285,138      0       22,755      4,200,000     4,430,028
Ron Carte         44,240,238      0       67,655      4,200,000     4,430,028
Debra Morehead    44,280,138      0       27,755      4,200,000     4,430,028
Thomas Parrish    40,084,138      0       23,755      4,200,000     4,430,028
Jerry Whitlock    40,084,138      0       23,755      4,200,000     4,430,028

At the meeting the stockholders also voted to ratify the appointment of Sutton Robinson Freeman & Co., P.C. as our independent auditors for fiscal year 2005. The table below sets forth the voting for such proposal:

         Votes            Votes                              Broker
          For            Against         Abstentions       Non-Votes
       ----------        -------         -----------       ---------

       40,012,138        53,755           4,242,000        4,430,028


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

        3.3 Amendment to the Articles of Incorporation of Lone Wolf Energy, Inc. changing the name to Zenex Telecom, Inc. effective November 29, 2001 (filed as exhibit to our Form 8-K filed on November 28, 2001 and incorporated by reference herein)

        3.4 Amendment to the Articles of Incorporation changing Zenex Telecom, Inc. to Zenex International, Inc. effective August 6, 2002 (filed as exhibit to our Form 8-K filed on August 15, 2002 and incorporated by reference herein)

       10.1 Agreement and Plan Reorganization dated May 5, 2000, by and among Lone Wolf Energy, Inc., Prestige Investments, Inc., Zenex Long Distance, Inc., and others (filed as exhibit to our Form 8-K filed on May 19,2000 and incorporated by reference herein)

       10.2 Plan and Agreement of Merger dated May 5, 2000, by and among Lone Energy, Inc., Lone Wolf Acquisition Sub I, Inc., ChurchLink.com, Inc. and Switchless Resellers Services, Inc. (filed as exhibit to our Form S-3 Registration Statement filed on August 2, 2000 and incorporated by reference herein)

       10.3 Registration Rights Agreement dated May 5, 2000, by and between Lone Energy, Inc. and Switchless Reseller Services, Inc. (filed as exhibit to our Form S-3 Registration Statement filed on August 2, 2000 and incorporated by reference herein)

       10.4 Stock Purchase Agreement executed as of March 7, 2002 (filed as exhibit to our Form 8-K filed on March 19, 2002 and incorporated by reference herein)

       10.5 Purchase Agreement dated November 25, 2002, with Red River Network, LLC (filed as exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002 and incorporated by reference herein)

       10.6 Option Agreement dated November 25, 2002, with Red River Network, LLC, as amended (filed as exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2002 and incorporated by reference herein)

       10.7 Service Agreement dated November 25, 2002, with Red River Network, LLC, as amended (filed as exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2002 and incorporated by reference herein)

       10.8 Assignment Agreement dated December 4, 2002, between Time Advisors, L.P. and Red River Network, LLC (filed as exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2002 and incorporated by reference herein)

       15          Letter re unaudited interim financial information

       31.1        Rule 13a-14(a) Certification by President and CEO

       31.2        Rule 13a-14(a) Certification by CFO

       32.1        Section 1350 Certification by President and CEO

       32.3        Section 1350 Certification by CFO

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Zenex International, Inc.


Date:                       By:  /s/Ron Carte
August 15, 2005                  Ron Carte, President


Date:                       By:  /s/Debra G. Morehead
August 15, 2005                  Debra G. Morehead
                                 Chief Financial Officer
                                 (Principal Accounting Officer)

                                               EXHIBIT INDEX


Exhibit
  No.       Description                                                      Method of Filing
-------     -----------                                                      ----------------

 3.1        Amended and Restated Articles of Incorporation of Zenex          Incorporated by reference

 3.2        Amended and Restated Bylaws of Zenex                             Incorporated by reference

 3.3        Amendment to the Articles of Incorporation of Lone Wolf
            Energy, Inc. changing the name to Zenex Telecom, Inc.
            effective November 29, 2001                                      Incorporated by reference

 3.4        Amendment to the Articles of Incorporation changing Zenex
            Telecom, Inc. to Zenex International, Inc. effective August
            6, 2002                                                          Incorporated by reference

10.1        Agreement and Plan Reorganization dated May 5, 2000, by and among Lone Wolf Energy, Inc., Prestige Investments, Inc.,
            Zenex Long Distance, Inc., and others                            Incorporated by reference

10.2        Plan and Agreement of Merger dated May 5, 2000, by and among
            Lone Energy, Inc., Lone Wolf Acquisition Sub I, Inc.,
            ChurchLink.com, Inc. and Switchless Resellers Services, Inc.     Incorporated by reference

10.3        Registration Rights Agreement dated May 5, 2000, by and
            between Lone Energy, Inc. and Switchless Reseller Services, Inc. Incorporated by reference

10.4        Stock Purchase Agreement executed as of March 7, 2002            Incorporated by reference

10.5        Purchase Agreement dated November 25, 2002, with Red River
            Network, LLC                                                     Incorporated by reference

10.6        Option Agreement dated November 25, 2002, with Red River
            Network, LLC, as amended                                         Incorporated by reference

10.7        Service Agreement dated November 25, 2002, with Red River
            Network, LLC, as amended                                         Incorporated by reference

10.8        Assignment Agreement dated December 4, 2002, between Time
            Advisors, L.P. and Red River Network, LLC                        Incorporated by reference

15          Letter re unaudited interim financial information                Filed electronically herewith

31.1        Rule 13a-14(a) Certification by President and CEO                Filed electronically herewith

31.2        Rule 13a-14(a) Certification by CFO                              Filed electronically herewith

32.1        Section 1350 Certification by President and CEO                  Filed electronically herewith

32.2        Section 1350 Certification by CFO                                Filed electronically herewith