Form 10QSB
period 2005-09-30
ZENEX INTERNATIONAL INC
filed 2005-11-14
CIK 928373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


    [X]     Quarterly Report Pursuant to Section 13 or 15 (d) of the
                       Securities Exchange Act of 1934
               For the quarterly period ended: September 30, 2005
                                       or
    [ ]     Transition Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                         Commission File Number: 0-24684

                            ZENEX INTERNATIONAL, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

               Colorado                                       73-1587867
       ------------------------                       ------------------------
       (State of Incorporation)                       (I.R.S. Employer ID No.)

         14220 S. Meridian Ave
        Oklahoma City, Oklahoma                                73173
---------------------------------------                      ----------
(Address of Principal Executive Offices)                     (Zip Code)

          Issuer's telephone number, including area code: 405-692-2300

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days: Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]

Shares of Common Stock, $.001 par value, outstanding as of November 14, 2005:
                                   48,737,921

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

                            ZENEX INTERNATIONAL, INC.


                         PART I - FINANCIAL INFORMATION



Item 1. Financial Statements - At September 30, 2005 and December 31, 2004 and for the nine months ended September 30, 2005 and 2004

This quarterly report on Form 10-QSB should be read in conjunction with Zenex International, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 2004.

                     Independent Accountant's Review Report


Board of Directors and Stockholders
Zenex International, Inc.
Oklahoma City, Oklahoma


We have reviewed the accompanying consolidated balance sheet of Zenex International, Inc. as of September 30, 2005, and the related consolidated statements of operations and the consolidated statements of cash flows for nine months ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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


SUTTON ROBINSON FREEMAN & CO., P.C.
Sutton Robinson Freeman & Co., P.C.
Certified Public Accountants

November 14, 2005
Tulsa, OK

                                                     ZENEX INTERNATIONAL, INC.
                                                    CONSOLIDATED BALANCE SHEETS
                                                                                    September 30,           December 31,
                                                                                         2005                   2004
                                                                                     (Unaudited)
                                                                                 ---------------------  ----------------------
                              Assets

Current Assets
   Cash                                                                          $            320,022   $           2,500,561
   Contract receivables                                                                     8,645,200               4,756,142
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                                                     28,086,612               1,363,505
   Prepaid expenses                                                                           130,466                 109,994
   Employee and other receivables, net of
      allowance for doubtful accounts                                                          21,898                  95,027
                                                                                 ---------------------  ----------------------
                                                                                           37,204,198               8,825,229
                                                                                 ---------------------  ----------------------

Non-Current Related Party Receivable                                                        1,782,108               1,730,340
                                                                                 ---------------------  ----------------------

Property and Equipment                                                                      1,725,391               1,839,807
   Less:  accumulated depreciation                                                           (811,939)             (1,387,818)
                                                                                 ---------------------  ----------------------
                                                                                              913,452                 451,989
                                                                                 ---------------------  ----------------------

Other
   Marketable equity securities                                                                38,540                   5,740
   Deferred income tax                                                                         61,000                  35,000
                                                                                 ---------------------  ----------------------
                                                                                               99,540                  40,740
                                                                                 ---------------------  ----------------------

                                                                                 $         39,999,298   $          11,048,298
                                                                                 =====================  ======================

    Liabilities and Stockholders' Equity

Current Liabilities
   Advances on line of credit                                                    $          4,979,336   $                   -
   Current portion of long-term debt                                                          686,466                 430,670
   Accounts and subcontract payables                                                       17,118,769               3,935,652
   Accrued liabilities                                                                        334,668                 253,329
   Insurance payable                                                                          217,844                 245,099
   Income tax payable                                                                       4,319,270                 112,002
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                                                         81,281                 225,088
                                                                                 ---------------------  ----------------------
                                                                                           27,737,634               5,201,840
                                                                                 ---------------------  ----------------------

Long-Term Debt (Net of Current Portion)                                                       118,982                 484,782
                                                                                 ---------------------  ----------------------

Stockholders' Equity
   Preferred stock ($0.001 par value, 20,000,000
     shares authorized, no shares issued and                                                        -                       -
     outstanding)
   Common stock ($0.001 par value, 100,000,000 shares authorized, 48,737,921 and
     48,737,921 shares issued and outstanding at September 30, 2005
     and December 31, 2004)                                                                    48,738                  48,738
   Paid-in capital                                                                          4,860,632               4,860,632
   Unrealized gain (loss) on available for sale securities                                     15,085                 (17,715)
   Retained earnings (deficit)                                                              7,218,227                 470,021
                                                                                 ---------------------  ----------------------
                                                                                           12,142,682               5,361,676
                                                                                 ---------------------  ----------------------

                                                                                 $         39,999,298   $          11,048,298
                                                                                 =====================  ======================

See accompanying notes and accountant's review report.

                                                      ZENEX INTERNATIONAL, INC.
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                 Three Months Ended                    Nine Months Ended
                                                                    September 30,                      September 30,
                                                             2005              2004               2005               2004
                                                          (Unaudited)       (Unaudited)        (Unaudited)        (Unaudited)
                                                        ----------------  ----------------  -----------------  -----------------
Revenues                                                $    34,746,247   $     5,392,243   $     41,863,612   $     11,770,216

Operating Expenses
   Cost of sales                                             22,543,572         5,343,369         28,950,703         11,188,606
   Selling, general and administrative                          848,056           100,195          2,081,760          1,087,052
   Warranty                                                      56,215            16,254             92,244             78,383
                                                        ----------------  ----------------  -----------------  -----------------
                                                             23,447,843         5,459,818         31,124,707         12,354,041
                                                        ----------------  ----------------  -----------------  -----------------

Operating Income (Loss)                                      11,298,404           (67,575)        10,738,905           (583,825)

Other Income (Expense)
   Interest income                                               23,465               662             58,268             38,273
   Gain (loss) on sale of assets                                  4,561           (15,550)             7,370            (20,548)
   Other income                                                  58,817             5,238            247,052             18,006
                                                        ----------------  ----------------  -----------------  -----------------
                                                                 86,843            (9,650)           312,690             35,731
                                                        ----------------  ----------------  -----------------  -----------------

Net Income (Loss) from Operations
   Before Income Taxes                                       11,385,247           (77,225)        11,051,595           (548,094)

   Income tax (expense) benefit                              (4,468,219)           44,223         (4,303,389)           130,805
                                                        ----------------  ----------------  -----------------  -----------------

Net Income (Loss)                                             6,917,028           (33,002)         6,748,206           (417,289)

Other Comprehensive Income:
   Unrealized holding gain (losses)                              31,816               (82)            32,800               (368)
   Reclassification adjustment                                        -                 -                  -                  -
                                                        ----------------  ----------------  -----------------  -----------------
Comprehensive Income (Loss)                             $     6,948,844   $       (33,084)  $      6,781,006   $       (417,657)
                                                        ================  ================  =================  =================

     Primary Earnings (Loss) per Share                  $          0.14   $           0.01  $           0.14   $           0.03
                                                        ================  ================  =================  =================
     Fully Diluted Earnings (Loss) per Share            $          0.09   $              -  $           0.08   $           0.02
                                                        ================  ================  =================  =================

     Earnings (Loss) per Share from
        Continuing Operations                           $          0.14   $          0.01   $           0.14   $           0.03
                                                        ================  ================  =================  =================

See accompanying notes and accountant's review report.

                                                     ZENEX INTERNATIONAL, INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                               Nine Months Ended
                                                                                                September 30,
                                                                                         2005                   2004
                                                                                 ---------------------  ----------------------
Cash Flows from Operating Activities
   Net income (loss)                                                             $          6,748,206   $            (417,289)

   Reconciliation of net income (loss) to net cash provided by operating activities:

     Depreciation and amortization                                                            152,894                 135,724
     Issuance of debt for interest expense                                                      4,500                       -
     (Gain) loss on sale of property and equipment                                            (12,369)                      -
     Realized gain on forgiveness of debt                                                           -                  13,335
     (Increase) Decrease from changes in:
        Contract receivables                                                               (3,889,058)             (3,194,071)
        Costs and estimated earnings in excess of
            billings on uncompleted contracts                                             (26,723,107)                161,128
        Officer receivable                                                                          -                  (3,842)
        Related party receivable                                                              (51,768)                (29,887)
        Deferred income taxes                                                                 (26,000)               (150,500)
        Prepaid expenses                                                                      (20,472)                (76,780)
        Employee and other receivables                                                         73,128                  (9,544)
     Increase (Decrease) from changes in:
        Accounts payable                                                                   13,183,117                 544,145
        Insurance payable                                                                     (27,255)                 61,307
        Accrued liabilities                                                                    81,339                 135,325
        Income tax payable                                                                  4,207,268                       -
        Billings in excess of costs and estimated
           earnings on uncompleted contracts                                                 (143,807)              1,494,523
                                                                                 ---------------------  ----------------------
   Net adjustments to net income (loss)                                                   (13,191,590)               (919,137)
                                                                                 ---------------------  ----------------------
   Net cash (used) by operating activities                                                 (6,443,384)             (1,336,426)
                                                                                 ---------------------  ----------------------

Cash Flows from Investing Activities
   Proceeds from sale of property and equipment                                                88,295                       -
   Purchase of property and equipment                                                        (560,062)               (117,709)
                                                                                 ---------------------  ----------------------
   Net cash (used)  by investing activities                                                  (471,767)               (117,709)
                                                                                 ---------------------  ----------------------

Cash Flows from Financing Activities
   Net change in line of credit                                                             4,979,337               1,677,724
   Retirement of long-term debt                                                              (244,725)               (298,203)
                                                                                 ---------------------  ----------------------
   Net cash provided by financing activities                                                4,734,612               1,379,521
                                                                                 ---------------------  ----------------------
Net Increase (Decrease)  in Cash                                                           (2,180,539)                (74,614)

Cash at Beginning of Period                                                                 2,500,561                 400,407
                                                                                 ---------------------  ----------------------
Cash at End of Period                                                            $            320,022   $             325,793
                                                                                 =====================  ======================

Supplemental Disclosure of Cash Flow
   Information

   Cash paid for:
      Interest                                                                   $             50,033   $              64,759
      Taxes                                                                                   122,120                   1,015

Supplemental Schedule of Non-Cash
   Investing and Financing Activities

   Fixed asset additions                                                         $            130,220   $                   -
                                                                                 ---------------------  ----------------------
   Liabilities assumed or incurred                                               $            130,220   $                   -
                                                                                 =====================  ======================

See accompanying notes and accountant's review report.

                            ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Organization and Nature of Business

Zenex International, Inc. was incorporated on March 4, 1991, in the state of Colorado. On November 15, 2001, the shareholders approved the change of the corporate name from Lone Wolf Energy, Inc. to Zenex Telecom, Inc., which was changed on August 3, 2002, to Zenex International, Inc. (the "Company").

The Company, through a subsidiary, Aduddell Roofing and Sheet Metal, Inc., ("Aduddell Roofing"), is engaged in the roofing and re-roofing of industrial and commercial buildings in the United States and its territories. The work is performed primarily under fixed-price contracts. The lengths of the contracts vary but are typically less than one year in duration. The Company's accounting policies are in accordance with U.S. generally accepted accounting principles and conform, in general, to the predominant practices of the construction industry.

In September of 2005, Aduddell Roofing and Carothers Construction, Inc. ("Carothers") formed a joint venture named Carothers/Aduddell, a Joint Venture ("JV") to provide temporary roofing service on Mississippi structures as the result of damages caused by Hurricane Katrina. Carothers has provided contract services to the U.S. Army Corp of Engineers ("USACE") for decades and is a recognized industry leader. Oklahoma Development Group, LLC ("ODG"), a development and management company and an affiliate of the Company, was designated to manage all pre-event activities, labor procurement, housing and administrative responsibilities and manage all close out duties including final inspections and repairs associated with the hurricane. Prior to forming the JV and signing the contract with USACE, ODG implemented the planning a readiness program, procured required hurricane response items and, along with Aduddell Roofing and Carothers, prepared the proposal and all documentation that was submitted to the USACE. The JV subsequently signed contracts totaling $60,000,000 and received task orders for up to $59,000,000. Under the terms of the Joint Venture Agreement, Aduddell Roofing currently estimates the work performed by the JV will produce approximately $52,000,000 in gross revenue. The reduction of potential revenues of $60,000,000 to expected revenues of $52,000,000 under the USACE contract was the direct result of several factors related to the JV's right of entry (ROE) received from the USACE. These factors include:

     o The USACE forecasts were established on an estimated average square foot per house model;

     o    The average decreased significantly over the originalforecast;
          and

     o The homeowner cancellation rate escalated over the course of the project.

Cancellations were submitted because some homeowners received assistance from non-profit groups, making repairs themselves or simply changing their minds. The ROE cancellation rate by the USACE was also a major impact on the contract amount. These cancellations were primarily for homes that were beyond repair, homes that were too dangerous for contractors, homes that had more than 50% damage and duplicate ROE's. Aduddell Roofing will receive approximately $40,339,000 of the revenue, of which approximately $28,700,000 was recognized in the quarter ended September 30, 2005. Aduddell Roofing is responsible for all sales fees, material cost, labor cost and management cost. Sales and management cost includes a fee of 16.96% of the JV gross revenue, less bonding and insurance cost. The fee will be approximately $8,600,000 payable to ODG. Aduddell Roofing estimates gross profit of approximately $15,000,000 on the contract, of which approximately $10,700,000 was recognized in the quarter ending September 30, 2005.

During the last quarter of 2004, Aduddell Roofing contracted to provide temporary roofing for residential properties in Florida as the result of damages caused by four hurricanes. Revenues from contracts through the Federal Emergency Management Administration (FEMA) amounted to approximately $11,000,000.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Aduddell Roofing. The financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Management determines the proper classification of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At September 30, 2005, and December 31, 2004, all securities covered by SFAS No. 115 were designated as available-for-sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity. Any realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidate Statement of Operations.

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

NOTE 2 - CONTRACT RECEIVABLES
-----------------------------

Contracts receivable consist of the following:

                                                    September 30,     December 31,
                                                        2005             2004
                                                        ----             ----
        Completed contracts                        $   2,145,472    $   1,384,011
        Contracts in progress                          5,990,443        2,919,282
        Retainage                                        509,285          452,849
                                                   -------------    -------------
                                                       8,645,200        4,756,142
        Less allowance for doubtful amounts                    -                -
                                                   -------------    -------------
                                                   $   8,645,200    $   4,756,142
                                                   =============    =============

NOTE 3 - UNCOMPLETED CONTRACTS
------------------------------

Costs, estimated earnings, and billings on uncompleted contracts, are as follows:

                                                    September 30,     December 31,
                                                        2005             2004
                                                        ----             ----
        Costs incurred on uncompleted contracts    $  25,889,796    $  14,201,734
        Estimated earnings (loss)                     11,491,336        2,633,964
                                                   -------------    -------------
                                                      37,381,132       16,835,698
        Billings to date                               9,375,801       15,697,281
                                                   -------------    -------------
                                                   $  28,005,331    $   1,138,417
                                                   =============    =============

Included in the accompanying balances sheet under the following captions:

                                                    September 30,     December 31,
                                                        2005             2004
                                                        ----             ----
        Costs and estimated earnings in excess
        of billings on uncompleted contracts       $  28,086,612    $   1,363,505

        Billings in excess of costs and estimated
        earnings on uncompleted contracts                (81,281)        (225,088)
                                                   -------------    -------------
                                                   $  28,005,331    $   1,138,417
                                                   =============    =============

NOTE 4 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment are recorded at cost. Expenditures for repairs and maintenance are charged to operations when incurred. Major improvements and renewals that extend the useful life of the related asset are capitalized and depreciated over the remaining useful life. Depreciation and amortization are computed for financial and income tax reporting purposes using straight-line and accelerated methods over estimated useful lives ranging from five to ten years. Depreciation expense for the nine months ended September 30, 2005, was $152,894. The following table summarizes the classifications of property and equipment, total accumulated depreciation and the related estimated useful lives:


         Property and Equipment                     Cost                Years
    --------------------------------  -------------------------------  --------
                                      September 30,     December 31,
                                          2005              2004
                                          ----              ----
    Field and shop equipment          $    524,997      $    465,869    5-7
    Office furniture and equipment         209,481           193,596    5-10
    Transportation equipment               925,268         1,150,934     5
    Leasehold improvements                  65,645            29,408     39
                                      ------------      ------------
                                         1,725,391         1,839,807
    Less: accumulated depreciation         811,939         1,387,818
                                      ------------      ------------
    Net property and equipment        $    913,452      $    451,989
                                      ============      ============

NOTE 5 - LINE OF CREDIT
-----------------------

The Company has a $2,000,000 revolving line of credit. The line bears interest at 1.25% over the Wall Street Journal Prime Rate (currently 7.75%) and is secured by all accounts, property and equipment and the guaranty of the principal shareholder. The line matures on November 14, 2006. Outstanding advances totaled $1,928,937 at September 30, 2005. There were no outstanding advances at December 31, 2004.

The Company has a $9,000,060 line of credit for the Mississippi hurricane work. The line bears interest at 2% over the Wall Street Journal Prime Rate (currently 8.5%) and is secured by accounts receivable. The line matures on March 16, 2006, or demand. Outstanding advances at September 30, 2005 totaled $3,050,399.

NOTE 6 - LONG-TERM DEBT
-----------------------

The Company has the following long-term debt as of:

                                                                    September 30,    December 31,
                                                                        2005            2004
                                                                        ----            ----
        Note payable secured by the personal
        guaranty of certain Directors, bearing
        interest at 7.5%, due in monthly installments
        of $8,673 through June 2006                                 $   328,766      $   386,987

        Note payable secured by all accounts, equipment
        and general intangibles, bearing interest at
        2.75% over New York Prime, with a maximum of 7.75%
        and a minimum of 5.75% (7.75% currently), due in
        monthly installments of $17,581 through November 2006           231,691          372,924

        Note payable to shareholder bearing interest at 5%
        due in monthly installments of $5,000 with a balloon
        payment in September 2006                                       124,500          132,768

        Note payable secured by transportation equipment,
        bearing interest at 6%, due in monthly installments
        of $3,065 through June 2009                                     120,491               --

        Non-interest bearing notes secured by transportation
        equipment, due in varying monthly installments through
        October 2005                                                         --           22,773
                                                                    -----------      -----------
                                                                        805,448          915,452
        Less: current portion of long-term debt                         686,466          430,670
                                                                    -----------      -----------
                                                                    $   118,982      $   484,782
                                                                    ===========      ===========

Maturities of long-term debt as of September 30, 2005, are as follows:

                        Year                    Amount
                        ----                    -------

                        2007                    $   61,790
                        2008                        33,600
                        2009                        23,592
                                                ----------
                                                $  118,982
                                                ==========

Interest expense for the nine months ended September 30, 2005, was $54,533.

NOTE 7 - LETTER OF CREDIT
-------------------------

At September 30, 2005, the Company had a $175,000 letter of credit issued to its insurance carrier that matures on January 16, 2006.

NOTE 8 - PENSION PLAN
---------------------

The Company sponsors a defined contribution plan that covers all non-union employees. Employees who are twenty-one years of age and have completed one year of service are eligible to participate. Employees may contribute from one to eighty percent of eligible salary limited to the amount allowed under the Internal Revenue Code. Company profit sharing contributions are discretionary each year. Currently the Company is matching contributions up to 4%. Employees are vested 100% in salary deferral contributions. Company contributions begin vesting after two years and vest 20% a year until fully vested. Company contributions for the nine months ended September 30, 2005 totaled $27,885 and $46,636 for the year ended December 31, 2004.

NOTE 9 - INCOME TAXES
---------------------

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

The net deferred tax asset consisted of the following components:

                                                    September 30,    December 31,
                                                       2005              2004
                                                       ----              ----
        Deferred tax liability on depreciation     $    (40,000)     $   (85,000)
        Deferred tax asset for loss carry forward       304,000          323,000
                                                   ------------      -----------
        Deferred tax asset                              264,000          238,000

        Less: valuation allowance                       203,000          203,000
                                                   ------------      -----------
        Net deferred tax asset                     $     61,000      $    35,000
                                                   ============      ===========

NOTE 10 - RELATED PARTY TRANSACTIONS
------------------------------------

The Company engaged in certain transactions with Tim Aduddell, a majority shareholder of the Company, and entities owned by Tim Aduddell.

The Company engaged ODG (See Note 1), an entity owned by Tim Aduddell, Chairman of the Board and David Aduddell a Company Director, as the designated manager of the activities of the JV formed by Aduddell and Carothers in response to Hurricane Katrina. ODG managed the pre-event activities, labor procurement, housing and administrative responsibilities and manage all close out duties including final inspections and repairs associated with the work. Prior to forming the joint venture and signing the contract with USACE, ODG implemented the planning and readiness program, procured required hurricane response items and, along with Aduddell Roofing and Carothers, prepared the proposal and all documentation that was submitted to the USACE. ODG earned approximately $6,000,000 during the quarter ended September 30, 2005.

The Company has a note receivable from an entity owned by Tim Aduddell. The loan is secured by marketable securities and a personal guaranty. Interest is accrued quarterly based on the federal mid-term rate and added to the note principal. Interest income on the note for the nine months ended September 30, 2005, totaled $51,768. The balance of the note receivable totaled $1,782,108 and $1,730,340 as of September 30, 2005, and December 31, 2004, respectively.

The Company has a note payable to Tim Aduddell bearing interest at 5%, due in monthly installments of $5,000 with a balloon payment in September 2006. The balance of the note payable totaled $124,500 and $132,768 as of September 30, 2005 and December 31, 2004, respectively.

The Company leases its office, warehouse and yard facilities from Aduddell Holdings, Inc., a corporation wholly-owned by Tim Aduddell, a majority shareholder of the Company. The lease agreement is for one year and expires on September 30, 2006. The monthly lease payments are $16,250. For the nine months ended September 30, 2005, rent expense totaled $146,250.

NOTE 11 - BACKLOG
-----------------

The amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements on which work had not yet begun at September 30, 2005, was approximately $15,300,000.

NOTE 12 - COMMON STOCK TRANSACTIONS
-----------------------------------

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

NOTE 13 - STOCK OPTIONS
-----------------------

In accordance with the terms of a January 2001 loan agreement with a shareholder, a five-year option was granted for the purchase of 1.2 million shares of the Company's common stock for $0.10 per share.

In connection with the terms of the Agreement and Plan of Split Off and Merger, signed September 27, 2002, Tim Aduddell was granted an option to purchase 30 million shares of common stock for $0.04 per share.

In connection with the financing of certain equipment, 200,000 options at $0.08 per share were granted.

NOTE 14 - EARNINGS PER SHARE
----------------------------

                                                    September 30,   December 31,
                                                         2005           2004
                                                         ----           ----
    Primary earnings per share: (in thousands)
      Common shares outstanding                       48,737,921       48,737,921
                                                   -------------    -------------
      Weighted average shares outstanding             48,737,921       48,737,921
                                                   -------------    -------------
      Earnings (loss) per share                    $        .140    $        .032
                                                   =============    =============

    Fully diluted earnings per share:
      Common shares outstanding                       80,137,921       80,137,921
                                                   -------------    -------------
      Weighted average shares outstanding             80,137,921       80,137,921
                                                   -------------    -------------
      Earnings (loss) per share                    $        .085    $        .019
                                                   =============    =============

NOTE 15 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

In regard to the sale of assets and liquidation of Zenex Communications in 2002, the Company is the Guarantor on notes with an outstanding balance of $257,000 at September 30, 2005. In the event that the purchaser should default on the required payment obligations, the Company would be required to service approximately $7,000 in monthly principal and interest payments.

The Company warrants its work in the normal course of business. In management's opinion, there were no outstanding claims which would have a material effect on the Company's operations or financial position.

The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000, and any amounts in excess of this would not be insured if the institution should fail. At times, cash in the deposit accounts may exceed the federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk.

NOTE 16 - CONCENTRATIONS
------------------------

In connection with providing service to customers, Aduddell Roofing does not have contractual agreements with suppliers. The material and supplies used in the business are readily available from several vendors.

Although Aduddell Roofing had a significant number of customers for the period ended September 30, 2005, the USACE accounted for 68% of the revenue. Two customers accounted for 38% and 10% of the revenue for the period ended December 31, 2004.

The Company's contract receivables at September 30, 2005, and December 31, 2004, are from a small number of companies in various industries which could be subject to business cycle variations. As of September 30, 2005, the Company had three customers that accounted for 67% of the contracts receivable. As of December 31, 2004, the Company had three customers that accounted for 66% of the contracts receivable. This concentration subjects the Company to a credit risk if the general economy or the companies fail to perform.

NOTE 17 - SUBSEQUENT EVENTS
---------------------------

On October 17, 2005, the Company adopted the Zenex International, Inc. 2005 Stock Incentive Plan (the "Plan"), subject to shareholder approval. The Plan will be administered by the Board of Directors. All officers, employees, directors and individual consultants of the Company will be allowed to participate in the Plan. The Plan has a term of ten years. Accordingly, no grants may be made under the Plan after October 17, 2015, but the Plan will continue thereafter while previous grants remain subject to the Plan. The aggregate number of shares of common stock available under the Plan is 5 million shares. The Plan authorizes the Board of Directors to grant options that are incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, nonstatutory stock options, and restricted stock. All grants under the Plan will be made at the discretion of the Board of Directors.

On October 17, 2005, The Board of Directors granted options exercisable for a total of 1,000,000 shares to Ron Carte in his role as President, and options exercisable for a total of 500,000 shares each to David Aduddell, Ron Carte, Debra Morehead, Tom Parrish and Jerry Whitlock in their roles as Directors. All options were issued with an exercise price of $0.78 per share. Of the 1,000,000 options issued to Ron Carte as President, 200,000 options vested immediately, 400,000 options will vest in four equal annual installments, and 400,000 options will vest in four equal annual installments, but only if the Company meets certain performance goals to be set by the disinterested Board of Directors, The 500,000 options granted to each of Ms. Morehead and Messrs. Aduddell, Carte, Parrish and Whitlock vest in five equal annual installments, but only if a Director meets the specific performance goals for that Director to be set by the other Directors. All option grants are subject to shareholder approval of the plan at the next annual meeting of the Company's shareholders.

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

Introduction

     Our revenues are derived primarily from comprehensive roofing services, including re-roofing, restoration and repair, new roof construction, sheet metal fabrication and waterproofing. We also provide limited residential roofing services. We also offer maintenance services, which provide recurring revenues and ongoing interaction with our customers. All our revenues for the three months ended September 30, 2005, were derived from re-roofing, restoration and repair services.

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

Critical Accounting Policies and Estimates

     General. Our discussion and analysis of financial condition and results of operations are based upon our December 31, 2004 consolidated balance sheet, which was prepared in accordance with accounting principles generally accepted in the United States, and our financial statements for the three months ended as of September 30, 2005 and 2004, that are reviewed in accordance with The Standards of the Public Company Accounting Oversight Board (United States). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for doubtful accounts, the useful lives of fixed assets, impairment of long-lived assets and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

Revenues for the Quarter Ended. The revenues for the three months ended September 30, 2005, were $34,746,247 compared to revenues of $5,392,243 for the period ended September 30, 2004 an increase of $29,354,004. Our revenues are significantly affected by the presence of natural disaster related work such as hurricanes, tornados and other windstorms. In September of 2005 Aduddell Roofing and Carothers Construction, Inc. ("Carothers") formed Carothers/Aduddell, a Joint Venture (the "JV") to provide temporary roofing service on Mississippi structures for damages caused by hurricane Katrina. Carothers had provided contract services to the U.S. Army Corp of Engineers ("USACE") for decades and is a recognized industry leader. The JV subsequently signed contracts totaling $60,000,000 and received task orders for up to $59,000,000. Aduddell Roofing currently estimates the work performed by the JV will produce approximately $52,000,000 in gross revenue. The reduction of potential revenues of $60,000,000 to expected revenues of $52,000,000 under the USACE contract was the direct result of several factors related to the JV's right of entry ("ROE") These factors include:

     o USACE forecasts were established on an estimated average square foot per house model;

     o The actual square foot average decreased significantly over the original forecast; and

     o The homeowner cancellation rate escalated over the course of the project.

Cancellations were submitted because some homeowners received assistance from non-profit groups, making repairs themselves or simply changing their minds. The ROE cancellation rate by the USACE was also a major impact on the contract amount. These cancellations were primarily for homes that were beyond repair, homes that were too dangerous for contractors, homes that had more than 50% damage and duplicate ROE's. Aduddell Roofing will receive approximately $40,339,000 of the revenue, of which approximately $28,700,000 was recognized in the three months ended September 30, 2005. Estimated gross profit after all expenses on the contract is approximately $15,000,000, of which approximately $10,700,000 was recognized during three months ended September 30, 2005. Our non disaster revenues for the three months ended September 30, 2005 increased approximately $600,000 over the prior year.

     Operating Expenses for the Quarter Ended. Operating expenses for the three months ended September 30, 2005, were $23,447,843 compared to expenses of $5,459,818 for the three months ended September 30, 2004. Operating expenses as a percentage of sales for the three months ended September 30, 2005 and 2004 were 67% and 101%, respectively. Fixed operating expenses for the three months ended September 30, 2005 were relatively static but the increased revenue due to the Mississippi hurricane work caused a significant percentage decrease in operating expenses.

     Other Income for the Quarter Ended. Other income for the three months ended September 30, 2005 was $86,843 compared to a loss of $9,650 for the three months ended September 30, 2004. The increase in other income is primarily attributable to income derived from projects performed by non-affiliated entities, on our behalf. We derived income of $49,000 for the three months ended September 30, 2005 as a result of the fees paid to us.

     Net Loss/Income for the Quarter Ended. The net income for the three months ended September 30, 2005, was $6,917,091 compared to net loss of $33,002 for the three months ended September 30, 2004. These results were influenced by the factors identified above in Revenues, Operating Expenses and Other Income for the Quarter.

     Revenues for the Nine Months Ended. The revenues for the nine months ended September 30, 2005, were $41,863,612 compared to revenues of $11,770,216 for the same period ended September 30, 2004 a increase of $30,093,396. The amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements on which work had not yet begun at September 30, 2005 was approximately $15,300,000 compared to $9,073,000 at September 30, 2004. Approximately $28,700,000 of the increased revenue was due to hurricane work performed. Non disaster revenue for the nine months ended September 30, 2005 has increased approximately $1,300,000 over the nine months ended September 30, 2004.

This positive revenue increase and backlog has been generated by our established marketing system.

     Operating Expenses for the Nine Months Ended. Operating expenses for the nine months ended September 30, 2005, were $31,124,707 compared to expenses of $12,354,041 for the nine months ended September 30, 2004. Operating expenses as a percentage of sales for the nine months ended September 30, 2005 and 2004 were 67% and 105%, respectively. Since we must maintain capacity to perform when natural disasters occur, our costs are less elastic and do not normally move in direct correlation with our revenues. For the nine months ended September 30, 2005 operating expenses were relatively static, but were affected by the costs associated with increasing our sales staff, higher fuel costs and labor costs. As discussed under Operating Expenses for the Quarter Ended the increased revenue due to the Mississippi hurricane work caused a significant percentage decrease in operating expenses.

     Other Income for the Nine Months Ended. Other income for the nine months ended September 30, 2005 was $312,690 compared to $35,731 for the nine months ended September 30, 2004. The increase in other income is primarily attributable to income derived from projects performed by non-affiliated entities, on our behalf. We derived income of $206,137 for the nine months ended September 30, 2005 as a result of the fees paid to us.

     Net Loss/Income for the Nine Months Ended. The net income for the nine months ended September 30, 2005, was $6,748,206 compared to a net loss of $417,289 for the nine months ended September 30, 2004. These results were influenced by the factors identified above in Revenues, Operating Expenses and Other Income for the Nine Months.

     Off-Balance Sheet Arrangements. There have been no material changes to the off-balance sheet arrangements (consisting of operating leases and a loan guaranty) that we discussed in our annual report on Form 10-KSB.

Liquidity and Capital Resources

     From December 31, 2004 to September 30, 2005, total assets increased from $11,048,298 to $39,999,298, liabilities increased from $5,686,622 to $27,856,616 and shareholder's equity increased from $5,361,676 to $12,142,682. The increase in assets primarily came from contract and unbilled receivables increasing from $6,119,647 to $36,731,812. The increase in current liabilities results from an increase in our credit lines of $4,979,336 and in our accounts payable from $3,935,652 to $17,118,769. The changes largely result from our hurricane related work in Mississippi. Property and equipment and long-term debt were increased by replacing the vehicles used by the field and sales employees and additional equipment.

     Net cash decreased from $2,500,561 at December 31, 2004 to $320,022 at September 30, 2005, primarily due to expenses incurred in performing hurricane related work in Mississippi. For the nine months ended September 30, 2005, net cash used by operating activities was $6,443,384. Net cash used in investing activities during this period was $471,767, which represented the difference in the cost of assets purchased over the proceeds of assets sold. Net cash provided by financing activities during this period was $4,734,612, which was primarily from advances on our lines of credit. At September 30, 2005, we had working capital of $9,528,627 compared to working capital at December 31, 2004 of $3,623,389. The increase in working capital resulted from higher levels of activity that generated additional accounts receivable.

     We have a $2,000,000 and $9,000,060 lines of credit with a bank. They bear interest at 1.25% and 2% above the Wall Street Journal Prime rate. As of September 30, 2005, $1,928,937 and $3,050,399 were advanced under the lines of credit.

     At September 30, 2005 our long-term debt was $805,448 compared with $915,452 at December 31, 2004. The decrease was due to repayments of our outstanding debt with cash.

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

          10.4 Stock Purchase Agreement executed as of March 7, 2002 (filed as exhibit to our Form 8-K filed on March 19, 2002 and incorporated by reference herein)

          10.5 Purchase Agreement dated November 25, 2002, with Red River Network, LLC (filed as exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002 and incorporated by reference herein)

          10.6 Option Agreement dated November 25, 2002, with Red River Network, LLC, as amended (filed as exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2002 and incorporated by reference herein)

          10.7 Service Agreement dated November 25, 2002, with Red River Network, LLC, as amended (filed as exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2002 and incorporated by reference herein)

          10.8 Assignment Agreement dated December 4, 2002, between Time Advisors, L.P. and Red River Network, LLC (filed as exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2002 and incorporated by reference herein)

         *10.9 Joint Venture Agreement dated September 2, 2005 between
               Aduddell Roofing and Carothers Construction, Inc.

         *15   Letter re unaudited interim financial information

         *31.1 Rule 13a-14(a) Certification by President and CEO

         *31.2 Rule 13a-14(a) Certification by CFO

         *32.1 Section 1350 Certification by President and CEO

         *32.2 Section 1350 Certification by CFO

_______________

*    Filed herewith

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Zenex International, Inc.


Date:                       By:  RON CARTE
November 14, 2005                Ron Carte
                                 President

Date:                       By:  DEBRA G. MOREHEAD
November 14, 2005                Debra G. Morehead
                                 Chief Financial Officer
                                 (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.   Description                          Method of Filing
-----------   -----------                          ----------------

3.1     Amended and Restated Articles of       Incorporated herein by reference
        Incorporation of Zenex (filed as
        exhibit to our Form S-3 Registration
        Statement filed on August 2, 2000)

3.2     Amended and Restated Bylaws of Zenex   Incorporated herein by reference
        (filed as exhibit to our Form S-3
        Registration Statement filed on
        August 2, 2000)

3.3     Amendment to the Articles of           Incorporated herein by reference
        Incorporation of Lone Wolf Energy,
        Inc. changing the name to Zenex
        Telecom, Inc. effective November 29,
        2001 (filed as exhibit to our Form
        8-K filed on November 28, 2001)


3.4     Amendment to the Articles of           Incorporated herein by reference
        Incorporation changing Zenex
        Telecom, Inc. to Zenex
        International, Inc. effective August
        6, 2002 (filed as exhibit to our
        Form 8-K filed on August 15, 2002)

10.1    Agreement and Plan Reorganization      Incorporated herein by reference
        dated May 5, 2000, by and among Lone
        Wolf Energy, Inc., Prestige
        Investments, Inc., Zenex Long
        Distance, Inc., and others (filed as
        exhibit to our Form 8-K filed on May
        19, 2000)

10.2    Plan and Agreement of Merger dated     Incorporated herein by reference
        May 5, 2000, by and among Lone
        Energy, Inc., Lone Wolf Acquisition
        Sub I, Inc., ChurchLink.com, Inc.
        and Switchless Resellers Services,
        Inc. (filed as exhibit to our Form
        S-3 Registration Statement filed on
        August 2, 2000)

10.3    Registration Rights Agreement dated    Incorporated herein by reference
        May 5, 2000, by and between Lone
        Energy, Inc. and Switchless Reseller
        Services, Inc. (filed as exhibit to
        our Form S-3 Registration Statement
        filed on August 2, 2000)

10.4    Stock Purchase Agreement executed as   Incorporated herein by reference
        of March 7, 2002 (filed as exhibit
        to our Form 8-K filed on March 19,
        2002)

10.5    Purchase Agreement dated November      Incorporated herein by reference
        25, 2002, with Red River Network,
        LLC (filed as exhibit to the
        Registrant's Annual Report on Form
        10-KSB for the year ended December
        31, 2002)

10.6    Option Agreement dated November 25,    Incorporated herein by reference
        2002, with Red River Network, LLC,
        as amended (filed as exhibit to our
        Annual Report on Form 10-KSB for the
        year ended December 31, 2002)

10.7    Service Agreement dated November 25,   Incorporated herein by reference
        2002, with Red River Network, LLC,
        as amended (filed as exhibit to our
        Annual Report on Form 10-KSB for the
        year ended December 31, 2002)

10.8    Assignment Agreement dated December    Incorporated herein by reference
        4, 2002, between Time Advisors, L.P.
        and Red River Network, LLC (filed as
        exhibit to our Annual Report on Form
        10-KSB for the year ended December
        31, 2002)

10.9    Joint Venture Agreement dated          Filed electronically herewith
        September 2, 2005 between Aduddell
        Roofing and Carothers Construction,
        Inc.
15      Letter re unaudited interim            Filed electronically herewith
        financial information

31.1    Rule 13a-14(a) Certification by        Filed electronically herewith
        President and CEO

31.2    Rule 13a-14(a) Certification by CFO    Filed electronically herewith

32.1    Section 1350 Certification by          Filed electronically herewith
        President and CEO

32.2    Section 1350 Certification by CFO      Filed electronically herewith