Form 10-K
period 2005-12-31
ZENEX INTERNATIONAL INC
filed 2006-03-15
CIK 928373

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2005
or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 0-24684
ZENEX INTERNATIONAL, INC.
(Name of issuer in its charter)

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
(Title of Class)
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On June 30, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $7,310,688.
Shares of common stock outstanding as of March 1, 2006: 49,937,921.
DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Part III is incorporated by reference to the definitive proxy statement for the registrant’s 2006 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005.

ZENEX INTERNATIONAL, INC.
2005 ANNUAL REPORT ON FORM 10-K

**	Information required by Part III is incorporated by reference from our definitive proxy statement for our 2006 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005.

Cautionary Statement Regarding Forward Looking Information
     This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of forward-looking terminology such as: “may”, “might”, “could”, “would”, “believe”, “expect”, “intend”, “plan”, “seek”, “anticipate”, “estimate”, “project” or “continue” or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this annual report on Form 10-K, including without limitation, the statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and located elsewhere herein regarding our financial position and liquidity are forward-looking statements. These forward-looking statements also include, but are not limited to:
•	our ability to expand our markets and maintain or increase profit margins;

•	actions of our competitors; and

•	statements regarding our anticipated revenues, expense levels, liquidity and capital resources and projections of positive operating cash flow.
     Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to be correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations, are disclosed in this annual report on Form 10-K.
     These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. See “Risk Factors” included herein for further information regarding risks and uncertainties related to our businesses. We assume no duty to update or revise our forward-looking statements based on changes in our internal estimates or expectations or otherwise.
     The following discussion should be read in conjunction with our consolidated financial statements and notes thereto.

PART I
Item 1. Description of Business
Introduction
     Zenex International, Inc. is engaged in the commercial and industrial roofing and re-roofing businesses through Aduddell Roofing & Sheet Metal, Inc. (“Aduddell Roofing”). We were incorporated on March 4, 1991, in the state of Colorado under the name Lone Wolf Energy, Inc. On November 15, 2001, the shareholders approved the change of the corporate name from Lone Wolf Energy, Inc. to Zenex Telecom, Inc., which was changed on August 3, 2002, to Zenex International, Inc. The terms “Zenex”, “we”, “our” and “us” and other similar terms refer to Zenex International, Inc. and its direct and indirect subsidiaries, unless we specify otherwise. The following discussion should be read in conjunction with the risk factors set forth herein and our consolidated financial statements and notes thereto.
Aduddell Roofing
     We are a holding company, with all of our operations being engaged through our operating subsidiary, Aduddell Roofing. Aduddell Roofing was founded in 1976 and has become a prominent, nationwide provider of commercial and industrial roofing services. Through Aduddell Roofing, we offer a broad range of comprehensive commercial and industrial roofing services, which include re-roofing, restoration and repair, new roof construction, sheet metal fabrication and waterproofing. We focus primarily on re-roofing projects which allow us to more easily control costs and thereby derive higher profits. We have historically performed complex work required to be completed within a short time frame, such as for commercial and industrial properties that have suffered catastrophic damage.
     We also offer maintenance services, which provide recurring revenues and ongoing interaction with our customers. The majority of our maintenance business is conducted under contracts the terms of which are generally less than one year. We provide maintenance services to customers in a broad range of industries, including the office, retail, hospitality, government and educational industries.
Business Strategy
     We believe that our business strategy will promote growth in existing markets and, together with our position as the only public roofing company in the United States, enable us to achieve our goal of maintaining and expanding our position as a prominent, nationwide provider of commercial and industrial roofing services. The key elements of our business strategy include the following:
     Further Penetrate the Commercial Roofing Market. We believe that because of our size, our reputation, the magnitude of the individual projects we service, the strength of our customer base, the trend of consolidation in commercial real estate, the recurring revenue opportunities available to us and the potential for long-term relationships with building owners, property managers, general contractors and roofing consultants, we will have an opportunity to further penetrate the commercial roofing market. As such, we have created a new business development and marketing group comprised of marketing, engineering, business development, financial and acquisition personnel. This group will provide to us the services that were previously provided by Oklahoma Development Group, LLC (“ODG”), a development and management company owned by Tim Aduddell and David Aduddell, two of our directors. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Relationship with Oklahoma Development Group” for more information regarding this new group, as well as our prior relationship with ODG.
     Expansion of Product Offering. We intend to broaden our product offering in waterproofing as well as enter the standing seam commercial roofing market and the concrete restoration markets. We believe these market segments compliment our current business line. We are evaluating several strategic acquisitions as part of our launch into these market segments. In addition, our emergency services division is evaluating additional services that could be provided during emergency events.
     Expansion of Emergency Services Contracts. Much of our growth over the past several years resulted from opportunities provided to us by ODG. In 2004, ODG provided to us approximately $10 million of contracts to install temporary roofs in Florida on behalf of the Federal Emergency Management Agency (“FEMA”). In 2005, ODG provided to us a $60 million contract to install temporary roofs in Mississippi on behalf of the United States Army Corps of Engineers (“USACE”). ODG and we have agreed that the services provided to us by ODG are now better performed by us through our new business development and marketing division. See “Description of Business – Services — Emergency Response Services” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Relationship with Oklahoma Development Group” for more information regarding this new group, as well as our prior relationship with ODG. Recently, we have submitted a bid to provide the USACE up to $100 million in services during the 2006 hurricane and tornado season. We have no assurances that we will be a successful bidder, or if successful, what the ultimate value of the contract will be.
     To the extent possible, we intend to offer our full slate of new product offerings to the USACE in an effort to increase the value of any USACE contract. See “Business Strategy – Expansion of Product Offering” above. In addition, we have executed a strategic relationship with James Lee Witt Associates, one of the world’s leading crisis and emergency management consultant groups. Founded in 2001, James Lee Witt Associates is a crisis and emergency management consulting firm based in Washington, DC. James Lee Witt Associates has vast experience and hands-on knowledge of disaster mitigation, continuity of operations, and emergency management issues, which combined with our timeliness and quality of service provided after Hurricane Katrina, we believe, gives us a strategic advantage in securing USACE and other emergency service contracts.
The Roofing Industry
     The roofing industry is highly fragmented and is estimated to be composed of as many as 50,000 companies, most of which are small, owner-operated, independent contractors serving a local customer base, with limited access to capital for investment in infrastructure, technology and expansion. We believe that no single company accounted for more than 1% of total expenditures for roofing services in the United States. According to the 2004 National Roofing Contractors Association (“ NRCA”) market survey, approximately 75% of roofing expenditures are attributable to re-roofing, restoration and repair, with the balance attributable to new roof construction.
     We believe significant opportunities are available to a well capitalized, national company employing professionally trained, customer-oriented roofing personnel and providing a full complement of high quality commercial services. The commercial roofing industry as a whole has been characterized by low barriers to entry resulting from relatively constant technology and methods, stable construction practices and pricing, and inconsistent quality and reliability. For this reason, we believe that only those companies that are able to differentiate themselves through quality, scope and consistency of service will be able to maintain a competitive advantage. In addition, the relatively large expenditures associated with roofing systems have led to an increased need for qualified personnel to install, monitor and service these systems. The cost of recruiting, training and retaining a sufficient number of qualified roofing personnel makes it more difficult for small commercial roofing companies to expand their businesses.
     The average useful life of a commercial roof is estimated to be approximately 15 years. Due to a lack of customer awareness of the savings that can result from a long-term, consistent roof maintenance program, customers and competitors have traditionally taken an all-or-nothing approach to roofing expenditures. By taking a maintenance-oriented approach to customer service, we believe we can create a more consistent revenue stream, while providing cost-effective solutions to our customers.

Services – Core Business
     We provide a comprehensive range of commercial roofing services. We employ a knowledgeable and skilled workforce that utilizes standardized techniques and practices to determine a customer’s optimal roofing solution. These solutions are designed to maximize the average life of a new roofing system. Annual maintenance services, which can result in the identification at an early stage of problems within a roofing system, can add as many as 10 years to the useful life of a roof through repair and restoration. We derive 100% of our core business revenues from the provision of roofing services. The following is a description of our roofing services.
     Maintenance. Maintenance involves the physical inspection of an existing roof system to determine its current condition, detect weaknesses and failures and identify any potential future problems. Through a program of regularly scheduled annual or semi-annual inspections, our technicians assist owners in protecting their roofing investments by identifying damage in its early stages. Early detection of leaks and roofing system failures makes it possible for us to repair and extend the life of a roofing system through repair or restoration, which is significantly less expensive and time consuming than re-roofing. We also will soon offer to our customers a facility management program to coordinate maintenance, repair, restoration and re-roofing as needed. Although direct revenues from these preventive maintenance programs are relatively minor, we believe that these services enable us to cultivate strong relationships with our customers and establish a basis for recurring revenues.
     Repair. Repair is a process where an existing roof system has additions and adjustments made to it, such as caulking, re-coating and repairing penetrations to fix leaks in the roofing system.
     Restoration. Restoration involves the major repair of the roofing system, including the repair of all penetrations and re-surfacing of the roof to restore it to serviceable condition. The opportunity to perform restoration work normally exists two or three years before the end of a roof’s life cycle and before significant damage occurs. We are able to inform building owners when a roof is approaching the end of its 15-year average life cycle through our regularly scheduled maintenance and repair program. As many as ten years can be added to the useful life of the roof through restoration, and the cost of restoration is typically one-half the cost of re-roofing.
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

Services – Emergency Response Services
          In 2004, through the efforts of ODG, we secured a subcontractor position to provide temporary roofing services related to damages caused by four different storm events. We partnered with Carothers Construction Inc. in the emergency response effort for the last two storms.
          In February 2005, we contracted ODG to:
•	prepare and submit proposals to USACE as a prime contractor to provide temporary roofing services in the event of an emergency; and

•	in the event of an actual emergency, manage all pre-event activities, labor procurement, housing and administrative responsibilities and manage all close out duties including final inspections and repairs associated with the event.
The bid was unsuccessful. However, because of the extensive damage caused by Hurricane Katrina, the USACE awarded an additional prime contract to us after the storm. With the exception of making Tim Aduddell, Aduddell Roofing’s President, available in Mississippi for three months, ODG fulfilled all of our management obligations related to the provision of temporary roofing services under the USACE contract.
          We are bringing the services previously provided by ODG in house, and we will manage and provide all emergency response services required by any future USACE contracts. In addition, we are expanding our marketing and acquisition efforts with the additional resources available through our new business development and marketing division.
Seasonal and Cyclical Nature of the Commercial Roofing Industry
          The construction industry is cyclical and is influenced by seasonal factors, as construction activities are usually lower during winter months than other periods. We attempt to increase winter productivity by concentrating our business in the southern half of the United States. Nevertheless, we expect our revenues and operating results generally will be lower in the first and fourth quarters of each year. Additionally, the industry is affected by natural disasters, such as tornadoes, hurricanes and other windstorms. Since disaster-related work requires an immediate response and is typically covered by insurance, the margins are higher than on discretionary work.
Competition
          The commercial roofing industry is highly fragmented with many roofing contractors competing intensely with us on a local and regional basis. In the future, we may encounter competition from new entrants on a regional or national level. We believe that purchasing decisions in this industry are based on (i) price, (ii) reputation for reliability and quality of services provided, (iii) long-term customer relationships, and (iv) the range of services provided. We believe that our strategy of becoming a leading national provider of commercial roofing services will enhance our competitive position. In addition, we think that our reputation for quality and performance provides us with a distinct competitive advantage. We believe that the market for our services will expand as we establish experienced sales personnel on a national basis.
Customers
          In 2005, we provided commercial roofing services to more than 70 customers. No individual customer accounted for more than 7.7% of our 2005 revenues with the exception of our USACE contracts which accounted for 71.4% of our total 2005 revenue. We provide roofing services to customers having a local, regional and national presence in a broad range of businesses, including the industrial, office, retail, hospitality, government and educational industries.

Suppliers
     We purchase our roofing materials and other supplies from numerous suppliers and are not dependent on any one supplier for materials. Over the last calendar year, our expenses related to materials and supplies have increased, but we have had no significant problems obtaining the supplies and materials we need without extensive delays.
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
     We supplement our sales and marketing activities through participation in industry trade shows and conferences, our Internet website and the yellow pages in the markets we serve. We have created a new business development group of marketing, financial and business development professionals as well as a corporate accounts program, which is intended to develop and manage our relationship with customers having a regional or national presence. Aduddell Roofing’s logo and identifying marks are featured on service trucks, marketing materials and advertising.
     In the fourth quarter of 2005, we significantly increased marketing efforts by the execution of several strategic alliances with outside professionals and vendors, such as Cameron Associates Inc., James Lee Witt Associates, LLC and, Sanders, Morris and Harris Group Inc. in an effort to increase revenues, profits and shareholder value. We believe these relationships can be leveraged into additional revenues in our current markets, new market opportunities and increased stockholder value.
Personnel, Training and Safety
     We have a comprehensive job training program, which provides classroom and on-the-job training programs for our personnel based on the model training program developed by the NRCA. The program provides immediate training to roof laborers in our methods, procedures and standards with an emphasis on high quality service. Our training program is also designed to ensure that all of our roofing laborers meet safety standards established by us, our insurance carriers and Federal, state and local laws and regulations.
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
Employees
     At February 28, 2006, we had 97 full-time employees, including 68 employees in field operations and 29 managers and administrative employees. Our roofing employees are unionized and covered under a collective bargaining agreement. Our managers and administrative employees are non-unionized. We have not experienced any labor-related work stoppages, and we consider our relations with our employees to be good.
Item 1A. Risk Factors
As Part of Our Growth Strategy, We Expect To Make Acquisitions and Acquisitions Involve Risk.
     We intend to supplement our organic growth primarily by acquiring commercial roofing companies in existing and new markets. We also are exploring the acquisition of companies in related industries whose products or services complement our own. Our acquisition strategy presents risks that, singularly or in any combination, could materially adversely affect our business, financial condition and results of operations. These risks include the possibility of the adverse effect on our existing operations from the diversion of management attention and resources to acquisitions, the possible loss of acquired customer bases and key personnel, the possible adverse effect on earnings resulting from amortization of goodwill created in purchase transactions and the contingent and latent risks associated with the past operations and other unanticipated problems arising in the acquired businesses. The success of our acquisition strategy will depend on the extent to which we are able to identify, acquire, successfully integrate and profitably manage additional businesses, and no assurance can be given that our strategy will succeed. Competition for suitable acquisition targets could limit our ability to meet our growth strategy and could increase the cost of purchasing such acquisition targets.
Our Growth Strategy Will Require Significant Additional Capital. If We Are Unable to Generate or Raise Sufficient Capital, Our Growth Strategy May be Delayed or Limited.
     Our expansion through acquisitions and internal growth will require significant capital. The timing, size and success of our acquisition efforts and the associated capital commitments cannot be readily predicted. There can be no assurance we will be able to generate sufficient capital to fund our growth strategy through our operations or be able to raise sufficient capital upon terms acceptable to us, or at all. If we do not have sufficient cash resources, our growth could be limited unless we are able to obtain additional capital through equity or debt financing. Such indebtedness, if incurred, would increase our leverage, may make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures.
Commercial Roofing is a Seasonal Industry and Can Fluctuate Based on Weather Conditions.
     Our results of operations and the demand for our roofing services can be expected to fluctuate from quarter to quarter due to a variety of factors, including but not limited to, adverse weather and the timing of acquisitions. For example, mild, dry weather results in reduced demand for the number of roofs in need of repair. Conversely, adverse weather increases the number of roofs in need of repair, but due to the increased demand and the inability to render services during such periods, severe weather can delay the time it takes to complete a roofing project. Accordingly, we expect our revenues and operating results generally will be lower in the first and fourth quarters of each year. Historically, the commercial roofing industry has been highly cyclical. As a result, our volume of business may be adversely affected by declines in new installation projects in various geographic regions of the United States.

A Large Portion of Our Revenues for the Past Two Years has Resulted from Emergency Services to Repair Damages Caused by Hurricanes. Revenues for Emergency Based Services are Uncertain and Can Fluctuate Drastically From Year to Year.
     For the years ended December 31, 2005 and 2004, approximately 71% and 38% of our revenues have derived from contracts with USACE and FEMA to provide emergency services to homeowners whose houses were damaged by hurricanes. This has been the primary reason for our dramatic increase in our revenues, net income and free cash flow over that time. We cannot predict how much, if any, damage that hurricanes or other natural disasters may cause to the United States in future years and, as such, we are unable to accurately predict how much, if any, revenue we will derive from services to repair such damage in the future. Even if there is significant damage to property from hurricanes or other natural disasters in the future, we cannot provide assurance that we will be able to obtain comparable contracts to the contracts we have obtained in the last two years or that we would be able to obtain any contracts to repair such damages. As a result, we expect that our revenues from emergency services will fluctuate drastically from year-to-year.
We are No Longer Outsourcing our Provision of Emergency Response Services. As a Result, We will be Obligated to Pay All Costs of Preparing, Bidding for and Providing Services Under any Future FEMA or USACE Contracts.
     Historically, we had engaged ODG to prepare and submit proposals to FEMA and the USACE for emergency response services, and in the event of an actual emergency, manage all pre-event activities, labor procurement, housing and administrative responsibilities and all close-out duties including final inspections and repairs associated with the event. Payments to ODG were based on an installed price per square foot, and the price was historically less than other vendors rates for installation only. If there are no emergency events in any year, we were not obligated to pay ODG any amounts under the agreement. After considering recent successes under its USACE contracts, our board of directors deemed it in our best interest to perform the services historically performed for us by ODG in-house, rather than continuing to outsource them to ODG. By doing so, we will now bear the risk of lost costs associated with the procurement of FEMA and USACE contracts, as well as the operating risks and subcontractor liabilities associated with such contracts if awarded to us. In 2004 and 2005, ODG expended approximately $500,000 to secure FEMA and USACE emergency services contracts. We anticipate that we will expend a similar amount in 2006, all of which may be of no benefit to us if we do not obtain any FEMA or USACE contracts.
Our Ability to Increase Our Productivity and Profitability May be Limited by the Availability of Skilled Roofing Labor.
     The timely provision of high-quality maintenance, repair, restoration, re-roofing and new roof construction services requires an adequate supply of skilled roofing labor. The supply of roofing labor is sensitive to economic and competitive conditions and the level of demand for roofing services. Accordingly, our ability to increase our productivity and profitability may be limited by our ability to employ, train and retain the skilled roofing laborers necessary to meet our service requirements. From time to time, there are shortages of skilled labor, and there can be no assurance that we will be able to maintain an adequate skilled labor force necessary to operate efficiently, that our labor expense will not increase as a result of a shortage in the supply of skilled labor or the unionization of a portion of our labor force, or that we will not have to curtail our planned internal growth as a result of labor shortages. At February 28, 2006, we had 97 full-time employees, including 68 employees in field operations and 27 managers and administrative employees.
Temporary Shortages or Disruptions in the Supply of Raw Materials Could Negatively Impact our Results of Operations.
     Temporary shortages or disruptions in the supply of raw materials or the availability of transportation can occur from time to time from a variety of causes. If we experience temporary shortages or disruptions in the supply of raw materials or the availability of transportation, our operating results could be lower than projected.
Workers Compensation Expenses are a Significant Expense of Our Business and May be Subject to Increase if We Experience Significant Claims.
     Our workers’ compensation insurance is a significant expense of our business and is subject to adjustment in the event that we have any significant claims by our employees. We currently have, what we believe to be, one of the lowest workers’ compensation premiums in the industry, which provides us with a competitive advantage when bidding for contracts. If we were to experience any significant claims by any of our employees, our workers’ compensation premiums could increase, thereby reducing our competitive advantage in the marketplace.
An Inability to Obtain Bonding would have a Negative Impact on Our Operations and Results.
     We generally are required to provide surety bonds securing our performance under the majority of our public and private sector contracts. Our inability to obtain surety bonds in the future would significantly impact our ability to obtain new contracts, which would have a material adverse effect on our business.
Our Joint Venture Contracts with Project Owners Subject Us to Joint and Several Liability.
     We often bid and obtain contracts through joint ventures established with other businesses. If a joint venture partner fails to perform we could be liable for completion of the entire contract and, if the contract were unprofitable, this could result in a material adverse effect on our financial position, results of operations and cash flows.
Failure of Our Subcontractors to Perform as Anticipated Could have a Negative Impact on Our Results.
     We subcontract a portion of many of our contracts, and we are ultimately responsible for the successful completion of the subcontractor’s work. Although we seek to require bonding or other forms of guarantees, we are not always successful in obtaining those bonds or guarantees, and there is no guarantee that we will not incur a material loss due to subcontractor performance issues.
The Commercial Roofing Industry is Highly Competitive.
     The commercial roofing industry is highly fragmented and competitive and is served principally by small, owner-operated private companies. We compete for sales with numerous roofing companies in each of our markets. Certain of these smaller competitors have lower overhead cost structures and may be able to provide their services at lower rates than us. There can be no assurance that we will not encounter increased competition from existing competitors or new market entrants that may be significantly larger and have greater financial and marketing resources. In addition, to the extent existing or future competitors seek to gain or retain market share by reducing prices, we may be required to lower our prices, which may adversely affect operating results. Existing or future competitors also may seek to compete with us for acquisition candidates. Other consolidators of commercial roofing companies may have greater financial and other resources than us, which could have the effect of increasing the price for acquisitions or reducing the number of suitable acquisition candidates.
We are Dependent Upon a Few Key Personnel for Our Success.
     Our operations depend on the continuing efforts of our executive officers and the executive officers of Aduddell Roofing. Our business could be affected adversely if any of these persons does not continue in his management role with us or an acquired business and we are unable to attract and retain qualified replacements.

We Are Controlled By Our Officers and Directors.
     Our executive officers and directors beneficially own in the aggregate and on a fully diluted basis, approximately 76% of our outstanding common stock. Accordingly, such persons will have substantial influence on us, which influence might not be consistent with the interests of other shareholders on any matters submitted to our shareholders for approval. In addition, although there is no current agreement, understanding or arrangement for these shareholders to act together on any matter, these shareholders may have economic and business reasons to act together, and would be in a position to exert significant influence over our affairs if they were to act together in the future. Our majority shareholder, Timothy Aduddell, beneficially owns 67% of our outstanding common stock on a fully diluted basis and, as a practical matter, he is able to exercise control over our affairs, including the election of the entire Board of Directors and any matter submitted to a vote of shareholders.
We are Subject to Various Federal, State and Local Regulations, Which Increase Our Costs of Doing Business.
     Our business is subject to various federal, state, and local laws, regulations and ordinances relating to, among other things, the licensing and certification of roofing contractors, OSHA standards, advertising, building and zoning regulations and environmental laws and regulations relating to the disposal of demolition debris and other solid wastes. In certain jurisdictions, we or one of our employees is required to be a licensed contractor. In addition, certain jurisdictions require us to obtain a building permit for each roofing project. We are also subject to certain federal, state and local laws and regulations, which, among other things, regulate our advertising, warranties and disclosures to customers. Although we believe that we have been and are currently in compliance in all material respects with such laws and regulations, there can be no assurance that in the future our results of operations will not be materially adversely affected by existing or new laws or regulations applicable to our business.
Accounting for Our Revenues and Costs Involves Significant Estimates Which, if Incorrect, Could Have a Material Adverse Effect on Our Financial Position and Results of Operations.
     As further described in “Critical Accounting Policies and Estimates” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” accounting for our contract related revenues and costs as well as other cost items requires management to make a variety of significant estimates and assumptions. Although we believe we have sufficient experience and processes in place to enable us to formulate appropriate assumptions and produce reliable estimates, these assumptions and estimates may change significantly in the future and these changes could have a material adverse effect on our financial position and the results of our operations.
Item 1B. Unresolved Staff Comments
None.
Item 2. Description of Property
Facilities and Vehicles
     Our offices and shop are in a single, freestanding building located in a suburban Oklahoma City industrial area. The office covers 9,380 square feet and the shop and warehouse cover 11,142 square feet. We operate a fleet of approximately 40 trucks, vans and other vehicles. We believe that our facility and vehicles are generally well maintained and adequate for our current operations.
Item 3. Legal Proceedings
     Eric Beitchman v. Timothy Aduddell, et al., Case No. 5:05-cv-01465-HE, United States District Court for the Western District of Oklahoma. On December 19, 2005, a shareholder’s derivative action was filed, claiming that we entered into certain non-arms length transactions with certain of our officers and/or directors. Among the transactions complained of is one in which we allegedly entered into a Telecommunications Equipment and Software Upgrade Agreement with a company partially owned and controlled by one of our officers/directors. In addition, the plaintiff complains our contracting with and making payments to ODG in connection with our outsourcing of emergency response services to ODG in 2005. Based on these and other allegations in the Complaint, the plaintiff claims that the individual defendants breached their fiduciary duties to us, that they abused control of us, that they engaged in gross mismanagement, and, with respect to certain officers/director defendants, that they engaged in unjust enrichment. Plaintiff seeks damages, imposition of a constructive trust, restitution and attorneys’ fees.
     We and the individual defendants have denied the substantive allegations of the Complaint and have instructed our litigation counsel to vigorously defend the action. To date, we have answered the Complaint but no substantive discovery has occurred.
     In addition, we are, from time to time, parties to various litigation matters arising in the normal course of our business, most of which involve claims for personal injury and property damage incurred in connection with our operations. We are not currently involved in any litigation of this nature that we believe, based on our examination of such matters, is likely to have a material adverse effect on our financial condition or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders.
              No items were submitted to a vote of our security holders during the fourth quarter of 2005.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
             Our common stock is traded on the OTC Bulletin Board and is quoted under the symbol “ZENX.OB”. The following table sets forth, for the periods presented, the high and low bid quotations in the over-the-counter market as quoted on the OTC Bulletin Board. The bid quotations reflect inter-dealer prices without adjustment for retail markups, markdowns, or commissions and may not reflect actual transactions. The reported quotations were obtained from the OTC Bulletin Board website.

	2005		2004
Quarter Ended	Low	High	Low	High
March 31	$0.11	$0.14	$0.07	$0.12

June 30	$0.13	$0.19	$0.08	$0.12

September 30	$0.14	$1.48	$0.08	$0.19

December 31	$0.48	$1.17	$0.12	$0.14
Holders of our Common Stock
     At the date of this report, we had 100 shareholders of record for our common stock.

Dividend Policy
     Our dividend policy is to retain earnings to support the expansion of operations through organic growth or by strategic acquisitions. We have not previously paid any cash dividends, and we do not intend to pay cash dividends in the near future. Any future cash dividends will depend on our future earnings, capital requirements, financial condition and other factors deemed relevant by the Board of Directors.
Equity Compensation Plan Information

	(a)	(b)	(c)
	Number of		Number of
	securities to		securities
	be issued upon	Weighted	remaining for
	exercise of	average	future
Plan Categories	options	exercise price	issuance

Equity compensation plans approved by Security holders
Equity compensation plans not approved By security holders
2005 Stock Incentive Plan (1)	3,750,000	$.76	1,250,000
Prior equity compensation (2)	600,000	$.10	-0-

Total	4,350,000	$.67	1,250,000

(1)	On October 17, 2005, our Board of Directors adopted the 2005 Stock Incentive plan and approved the issuance of options to purchase 3,500,000 shares at an average exercise price of $.78 per share. Our Board of Directors later approved the issuance of options to purchase 250,000 shares at an average exercise price of $.49 per share. Both the adoption of the plan and the grant of options under the plan are subject to stockholder approval, which will be sought at our 2006 annual meeting of stockholders.

(2)	Prior to 2005 Stock Option Plan, we issued 900,000 stock options to affiliates of which 600,000 are still active. These options are evergreen and are exercisable, in whole or in part at any time, and have an exercise price of $.10 per share. The options may be assigned or transferred, in whole or in part, so long as such assignment or transfer is in accordance with and subject to the provisions of the Securities Act of 1933, as amended, and the rules promulgated there under.
Item 6. Selected Financial Data
     The following table sets forth selected financial and statistical data, computed as a percentage of net sales, for the years ended December 31, 2005, 2004, 2003, 2002, and 2001. The selected financial data are derived from our audited consolidated financial statements and should be read in conjunction with them and the notes thereto. The results of operations for the periods presented are not necessarily indicative of our future operations.

	Years Ended December 31,
	2005	2004	2003	2002	2001
Revenues	$59,227,145	$27,828,362	$19,309,814	$2,869,792	$3,617,389

Operating Expenses:
Cost of revenues	41,668,047	23,262,586	16,210,622	2,955,637	2,357,848
Selling, general and administrative	2,772,785	2,011,624	1,423,122	690,848	1,885,896
Warranty expense	138,847	110,820	89,001	18,564	—

	44,579,679	25,385,030	17,722,745	3,665,049	4,243,744

Operating Income	14,647,466	2,443,332	1,587,069	(795,257)	(626,355)

Other Income (Expense):
Interest income	86,039	75,139	74,157	25,704	5,556
Gain (loss) on sale of equipment	7,369	3,228	(868)	6,510	—
Other income	202,862	34,924	18,252	(268,231)	136,757

	296,270	113,291	91,541	(236,017)	142,313

Income Before Provision For Income Taxes	14,943,736	2,556,623	1,678,610	(1,031,274)	(484,042)

Provision (benefit) for income taxes	5,618,797	1,022,488	438,066	(277,592)	(193,000)

Net Income (Loss) Before Discontinued Operations and Sale of Discontinued Business	9,324,939	1,534,135	1,240,544	(753,682)	(291,042)

Discontinued Operations:

Gain (loss) on forgiveness of debt from operations, net of income taxes	—	—	1,312,777	(1,146,457)	(47,902)

Gain (loss) on sale of discontinued operations, net of income taxes	—	—	(1,190,335)	—	214,219

Net Income (Loss)	9,324,939	1,534,135	1,362,986	(1,900,139)	(124,725)

Other Comprehensive Income:
Unrealized holding gain (losses)	14,146	1,230	2,459	(275,392)	(257,402)
Reclassification adjustment	—		—	270,882	14,364

Comprehensive Income	$9,339,085	$1,535,365	$1,365,445	$(1,904,649)	$(367,763)

	Years Ended December 31,
	2005	2004	2003	2002	2001
Primary Earnings (Loss) per Share	$0.191	$0.032	$0.028	$(0.039)	$—
Fully Diluted Earnings(Loss) per Share	$0.115	$0.019	$0.017	$(0.039)	$—

Earnings (Loss) per Share from Discontinued Operations	$—	$—	$0.002	$(0.024)	$—

Earnings (Loss) per Share from Continuing Operations	$0.191	$0.032	$0.026	$(0.015)	$—

Statistical Data As a Percentage of Net Sales

Cost of revenues	70%	84%	84%	103%	65%
Operating Income	25%	9%	8%	—	—
Selling, general and admin.	5%	7%	7%	24%	52%
Comprehensive net income (loss)	16%	5%	7%	—	—

Cash Flow Data

Net cash provided by (used in) Operating activities	$21,805,758	$3,333,887	$548,465	$(32,516)	$(427,330)

Net cash provided by (used in) Investing activities	$(1,219,507)	$(123,875)	$(82,208)	$253,128	$257,235

Net cash provided by (used in) Financing activities	$(756,061)	$(1,109,858)	$(678,694)	$391,893	$170,434

Balance Sheet Data

Total assets	$32,703,847	$11,048,298	$8,239,663	$7,586,359	$2,513,847

Total liabilities	$18,003,086	$5,686,622	$4,413,352	$5,369,668	$1,932,229

Stockholders Equity	$14,700,761	$5,361,676	$3,826,311	$2,216,691	$581,618

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our financial statements and notes thereto.
Introduction
     Zenex International, Inc. is engaged in the commercial and industrial roofing and re-roofing businesses through Aduddell Roofing & Sheet Metal, Inc. (“Aduddell Roofing”). We were incorporated on March 4, 1991, in the state of Colorado under the name Lone Wolf Energy, Inc. On November 15, 2001, the shareholders approved the change of the corporate name from Lone Wolf Energy, Inc. to Zenex Telecom, Inc., which was changed on August 3, 2002, to Zenex International, Inc.
     Our revenues are derived primarily from comprehensive commercial roofing services, including re-roofing, restoration and repair, new roof construction, sheet metal fabrication and waterproofing. The majority of our 2005 revenues were derived from re-roofing, restoration and repair services, and from emergency repair services under contract with the USACE. We also offer maintenance services, which provide recurring revenues and ongoing interaction with our customers. Revenues from fixed-price construction and renovation contracts are generally accounted for on a percentage-of-completion basis using the cost-to-cost method. The cost-to-cost method measures the percentage completion of a contract based on total costs incurred to date compared to total estimated costs to completion.
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
     The following table sets forth information used by management to assess our results of operations over the prior three (3) years both in aggregate amounts and the percentage increase or decrease over the prior year:

		%		%
		Increase		Increase
	2005	(decrease)	2004	(decrease	2003
Core Business Revenue	$17,045,347	(1.0)%	$17,216,772	6.4%	$16,185,047
Emergency Services Revenue	$42,181,798	297.5%	$10,611,590	239.6%	$3,124,767
Total Revenue	$59,227,145	112.8%	$27,828,362	44.1%	$19,309,814

Core Business Margin	$1,229,005	(59.8)%	$3,060,065	65.5%	$1,849,034
Emergency Services Margin	$16,330,093	984.5%	$1,505,711	20.4%	$1,250,158
Total Margin	$17,559,098	284.6%	$4,565,776	47.3%	$3,099,192

Cash Flow from Operations	$21,805,758	554.1%	$3,333,887	507.9%	$548,465

EBITDA	$15,071,019	458.9%	$2,696,624	51.3%	$1,781,954

Net Income	$9,324,939	507.8%	$1,534,135	12.6%	$1,362,986

Free Cash Flow	$20,901,181	554.0%	$3,195,801	592.8%	$461,257
  Reconciliation of Free Cash Flow:

	2005	2004	2003
Cash Flow from Operations	$21,805,758	$3,333,887	$548,465

Capital Expenditures	$904,577	$138,086	$87,208

Free Cash Flow	$20,901,181	$3,195,801	$461,257

Reconciliation of EBITDA:

Net Income	$9,324,939	$1,534,135	$1,362,986

	Years Ended December 31,
	2005		2004		2003

Interest (Income)		$(86,039)		$(75,139)	$(74,157)

(Gain) Loss on Sale of Equipment		$(7,369)		$(3,228)	$868

Provision (Benefit) for Income Taxes		$5,618,797		$1,022,488	$438,066

Discontinued Operations	$		$		$(122,442)

Depreciation		$220,691		$218,368	$176,633

EBITDA		$15,071,019		$2,696,624	$1,781,954

     Our EBITDA is determined by adding the following to net income: net interest income, (gain) loss on sale of equipment, provision (benefit) for income taxes, loss from discontinued operations and depreciation. We calculate free cash flow by subtracting capital expenditures from cash flow from operations. The table above reconciles EBITDA to net income, and free cash flow to cash flow from operations.
     We present EBITDA and free cash flow because we believe that each provides useful information regarding our continuing operating results. We rely on EBITDA and free cash flow as a primary measure to review and assess our operating performance and our management team’s performance in connection with our executive compensation and bonus plans. We also review EBITDA and free cash flow to compare our current operating results with corresponding periods, and as an assessment of our overall liquidity and our ability to meet our debt service obligations.
     We believe that EBITDA and free cash flow are useful to investors to provide disclosures of our operating results on the same basis as that used by our management. We also believe that these measures can assist investors in comparing our performance to that of other companies on a consistent basis without regard to certain items, which do not directly affect our ongoing operating performance or cash flows. EBITDA and free cash flow have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for net income, cash flows from operating activities and other consolidated income or cash flows statement data prepared in accordance with accounting principles generally accepted in the United States. Because of these limitations, EBITDA and free cash flow should neither be considered as measures of discretionary cash available to us to invest in the growth of our business, nor as replacements for net income. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and free cash flow as supplemental information.
Discontinued Operations
     Before the acquisition of Aduddell Roofing effective October 1, 2002, we were primarily engaged in the wholesale offering of telecommunication services through our subsidiary, Zenex Communications. To facilitate continued service to its customers and permit an orderly winding up of its affairs, Zenex Communications entered into several agreements with Red River Networks, LLC, an unaffiliated entity, in November 2003. Under these agreements, Red River purchased Zenex Communications’ service contracts (its customers) for $27,843 and acquired an option to purchase Zenex Communications’ switching and other telecommunications equipment for the assumption of office leases and $525,000 in borrowings that are guaranteed by a third party and us. The bank was unwilling to refinance the loans to Red River and therefore required us as a third party guarantor to refinance the loans. The Red River option expired on April 30, 2003. Although the transaction has not been closed, Red River continued to operate the business, and pay the obligations through November, 2005. As of December 31, 2005, the purchaser is currently in default on the required payment obligations.

Critical Accounting Policies and Estimates
     General
     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for doubtful accounts, the useful lives of fixed assets, impairment of long-lived assets and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.
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
     Contract costs include all direct material and labor costs and those indirect costs related to contract performance such as indirect labor, interest, depreciation and supplies. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined. The asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized.
     Cash and Cash Equivalents
     For purposes of the Consolidated Statement of Cash Flows, short-term investments, which have maturities of ninety days or less, are considered cash equivalents.
     Investments
     We account for our investments in marketable securities using Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). This standard requires that investments in equity securities that have a readily determinable fair value and all investments in debt securities be adjusted to market value at the end of each accounting period. Unrealized market value gains and losses are charged to earnings if the securities are traded for short-term profit. Otherwise, such unrealized gains and losses are charged or credited to a separate component of shareholders’ equity.
     Management determines the proper classification of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At December 31, 2005 and 2004, all securities covered by SFAS No. 115 were designated as available-for-sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders’ equity. Any realized gains and losses on sales of investments, as determined on a specific identification basis, are included in our Consolidated Statement of Operations.
     Fair Value of Financial Instruments
     Our financial instruments include cash, receivables, notes receivable, marketable securities, short-term payables and notes payable. The carrying amounts of cash, receivables, and short-term payables approximate fair value due to their short-term nature. Marketable equity securities’ fair values are estimates based on quoted market prices. The carrying amounts of notes receivable and payable approximate fair value based on interest rates currently available.
     Income Taxes
     We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”). This standard requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, SFAS No. 109 requires the recognition of future tax benefits, such as net operating loss carry-forwards, to the extent that realization of such benefits is more likely than not. The amount of deferred tax liabilities or assets is calculated by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years.
     Net Income (Loss) Per Share
     We compute net income (loss) per share in accordance with SFAS No. 128, Earnings per Share (“SFAS No. 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB No. 98”). Under the provisions of SFAS No. 128 and SAB No. 98, basic net income (loss) per share is calculated by dividing net income (loss) available to common shareholders for the period by the weighted average number of common shares outstanding during the period.
     Property and Equipment
     Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated using straight-line and accelerated methods over the estimated useful lives of the assets, which range from five to thirty nine years.
     Changes from the Prior Period
     We have not made any material changes to our critical accounting estimates or assumptions or the judgments affecting the application of those estimates of assumptions.
Relationship with Oklahoma Development Group
     In 2004, through the efforts of ODG, we secured a subcontractor position to provide temporary roofing services related to damages caused by four different storm events. We partnered with Carothers Construction Inc. (“Carothers”) in the emergency response effort for the last two storms. The total revenue generated for Aduddell Roofing under these contracts was approximately $10.6 million, of which we paid ODG $1.3 million for securing the contracts as well as managing the emergency activities.
     In February 2005, because we did not have the employee base to perform the services nor wished to incur the cost related to the services in the event the bid was unsuccessful or there were no emergency services needed we contracted with ODG, to perform the following:

•	prepare and submit proposals to USACE as a prime contractor to provide temporary roofing services in the event of an emergency; and

•	in the event of an actual emergency, manage all pre-event activities, labor procurement, housing and administrative responsibilities and manage all close out duties including final inspections and repairs associated with the event.
          The contract provided for payments by us to ODG in amounts based on an installed price per square foot of temporary roofs. The ODG contract price for all services was less than prices historically bid by other vendors for temporary roof installation services alone. All costs related to the services provided by ODG were borne by ODG. As a result, if no emergency events occurred, we had no payment obligations to ODG under the agreement, nor to any third parties. ODG’s submittal was not chosen as a prime contactor after review by USACE.
          In September of 2005, due to the extensive damage caused by Hurricane Katrina, USACE named ODG an additional prime emergency response contractor, and ODG’s submittal was granted a $10 million USACE contract to install temporary roofs in Mississippi. Aduddell Roofing and Carothers formed a joint venture named Carothers/Aduddell, a Joint Venture (“JV”) to provide the temporary roofing service under this contract. Carothers was selected as a joint venture partner because it has provided contract services to USACE for decades and is a recognized industry leader, and we had partnered with Carothers for our FEMA work in 2004. On September 16, 2005, the USACE contract was increased to $20 million, and was then subsequently increased to $60 million.
          The JV was formed specifically for the purpose of providing temporary roofing services under the USACE contract. Pursuant to the terms of the agreement governing the JV, 3% of gross revenues were set aside to pay for bonding and insurance. Of the remaining 97% of gross revenues, Carothers received 20% of the contract proceeds and we received 80% of the contract proceeds. We, through ODG, were responsible for all material cost and construction labor cost. Management costs and all other oversight related costs were borne by ODG.
          The JV subsequently received task orders for up to $59 million. Under the terms of the joint venture agreement, the work performed by the JV produced approximately $54.4 million in gross revenue. The reduction of potential revenues of $60 million to actual revenues of $54.4 million under the USACE contract was the direct result of several factors related to the JV’s right of entry (“ROE”) received from the USACE. These factors include:
o	The USACE forecasts were established on an estimated average square foot per house model;

o	The average decreased significantly over the original forecast; and

o	The homeowner cancellation rate escalated over the course of the project.
          Cancellations were submitted because some homeowners received assistance from non-profit groups, made repairs themselves or simply changed their minds. The ROE cancellation rate by the USACE was also a major impact on the contract amount. These cancellations were primarily for homes that were beyond repair, that were too dangerous for contractors to enter, that had more than 50% damage or were duplicate ROE’s.
          We received approximately $42.3 million of gross revenue from the USACE contract, of which approximately $13.3 million was recognized in the quarter ended December 31, 2005. Fees to ODG for labor procurement, housing and administrative responsibilities and managing all close out duties including final inspections and repairs associated with the hurricane were approximately $8.9 million, or 16.4% of the JV gross revenue, less bonding and insurance costs. We received an estimated gross profit of approximately $16.4 million from the USACE contract, of which approximately $5.4 million was recognized in the quarter ending December 31, 2005. Other than making Tim Aduddell, Aduddell Roofing’s President, available to ODG for three (3) months in Mississippi during the service period, the guarantee of $ 9,000,000 of short-term loans, we provided no other services related to the USACE contract.
          Effective April 1, 2006, we will have hired certain key employees of ODG. We believe the benefits of bringing certain ODG employees in house will ultimately outweigh the increased overhead cost resulting from this decision. Our decision was based on:
•	our need for skilled manpower to assist us in our expected expansion through acquisitions and internal core growth;

•	the benefits we have received from business development and other consulting services provided to us by ODG without cost; and

•	our emergency response successes in 2004 and 2005 resulting from the efforts of ODG.
As such, all services previously provided to us by ODG will now be provided by our employees. We anticipate no future related-party transactions between us and ODG.
Corporate Governance Matters
          We have recently evaluated our corporate governance policies and procedures, and after implementing certain new policies, believe they are satisfactory for a controlled company of our size. We are dedicated to further implementing sound corporate governance policies for a company within our demographics. As a growing company, we anticipate that our corporate governance policies and procedures will soon be enhanced due to our being subject to (i) the requirements of Regulation S-K rather than Regulation S-B, (ii) the corporate governance requirements of a national securities exchange or a Nasdaq market, if we become listed thereon, and (iii) the expected disclosure obligations under the SEC’s proposed executive compensation and related party disclosure rules (Release No. 33-8655). We are sensitive to our status as a controlled entity, our related-party transactions with ODG, and our stockholders’ desires for enhanced, cost-effective corporate governance policies and procedures. With the assistance of securities counsel, we will continue to consider enhancements of our corporate governance polices as we grow and our stock is hopefully listed on a national securities exchange or a Nasdaq market.
Results of Operations
Comparison of 2005 and 2004
          Revenues. Revenues increased from $27,828,362 for the year ended December 31, 2004 to $59,227,145 for the year ended December 31, 2005. Revenues for 2005 and 2004 were higher than expected due to the substantial amount of hurricane-related work in Florida and Mississippi. Storm related revenues were $42,181,798 in 2005 compared to $10,611,590 in 2004. Our emergency services revenues are significantly affected by the presence or absence of natural disaster related work such as tornados, hurricanes and other windstorms. Revenues for 2005 were higher than expected due to the substantial amount of hurricane related work in Mississippi during the fourth quarter. During the last quarter of 2005, a joint venture of Aduddell Roofing and Carothers Constructions contracted to provide temporary roofing for residential properties in Mississippi that were damaged by the hurricanes. Revenues from contracts through the USACE totaled $54,400,000. Aduddell Roofing received approximately $42,286,481 of the revenue of which approximately $13,339,170 was recognized in the fourth quarter of 2005. The hurricane-related work in Mississippi required an immediate response and was covered by insurance. As a result we were able to realize higher profit margins on the hurricane-related work. The hurricane work resulted in an exception to the normal seasonal trends in which revenues in the first and fourth quarter are lower than over the second and third quarters when the warmer weather favors construction activity. Our base revenue remained constant in 2005, despite the loss of a significant account, as we rebuilt customer relationships after the departure of prior management. Since the account we lost accounted for approximately $3.2 million in 2004, we added approximately the same business in 2005. We do not anticipate similar losses of accounts in 2006. As a result of the initiatives implemented in 2005, we expect base revenues to grow significantly in 2006.
     Operating Expenses. Operating expenses for the year ended December 31, 2005, were $44,579,679, or 75% of revenue, compared to $25,385,030, or 91% of revenue, for the year ended December 31, 2004. Operating expenses for the year ended December 31, 2005 as a percentage of revenue were significantly less due to increased margins on emergency services activities, partially offset by increased allocated and unallocated selling, general and administrative expenses of approximately $1,200,000. Selling, general and administrative expenses increased in the fourth quarter as a result of increased marketing efforts and strategic alliances, such as Cameron Associates, James Lee Witt Associates, Sanders, Morris and Harris et al, formed to increase revenues, profits and shareholder value.
     Income before Provision for Income Taxes. Operating income before taxes for the year ended December 31, 2005, was $14,943,736 compared to $2,556,623 for the year ended December 31, 2004. The increase in our 2005 operating income was attributable to our third and fourth quarter operating income of $15,231,631, which resulted from the increased revenue due to the hurricane-related work in Mississippi.
     Net Income. The net income for the year ended December 31, 2005, was $9,339,085, compared to $1,534,135 for the year ended December 31, 2004. These results were influenced by the factors identified above under Revenues and Operating Expenses.
Comparison of 2004 and 2003
     Revenues. Revenues increased from $19,309,814 for the year ended December 31, 2003, to $27,828,362 for the year ended December 31, 2004. Our revenues were significantly affected by the presence or absence of natural disaster related work such as tornados, hurricanes and other windstorms. Revenues for 2004 were higher than expected due to the substantial amount of hurricane-related work in Florida during the fourth quarter. During the last quarter of 2004, we contracted to provide temporary roofing for residential properties in Florida that were damaged by the hurricanes. Revenues from contracts through the Federal Emergency Management Administration totaled $11,000,000. Additionally, the hurricane-related work in Florida required an immediate response and was covered by insurance, and as a result, we were able to realize higher profit margins on the hurricane-related work. The hurricane work resulted in an exception to the normal seasonal trends in which revenues in the first and fourth quarter are lower than over the second and third quarters when the warmer weather favors construction activity.
     Operating Expenses. Operating expenses for the year ended December 31, 2004, were $25,385,030, or 91% of revenue, compared to $17,722,745, or 92% of revenue, for the year ended December 31, 2003. Operating expenses for the year ended December 31, 2004, as a percentage of revenue were relatively static, but were affected by increases in insurance costs and higher fuel and labor costs. These increases were offset by the higher profit margins on the hurricane-related work in Florida during the fourth quarter.
     Income before Provision for Income Taxes. Operating income before taxes for the year ended December 31, 2004, was $2,556,623 compared to $1,678,610 for the year ended December 31, 2003. The increase in our 2004 operating income was attributable to our fourth quarter operating income of $3,104,717, which resulted from the increased revenue due to the hurricane-related work in Florida during the fourth quarter.
     Discontinued Operations. The operations of Zenex Communications were discontinued in the fourth quarter of 2002 and concluded in 2003. For the year ended December 31, 2003, we realized a net gain of $122,456 from the discontinued operations of Zenex Communications. The net gain includes a loss on the sale of discontinued operations of $1,190,335 and a gain from the forgiveness of debt due to the insolvency filing of Zenex Communications of $1,240,544. We recognized no items of gain or loss from discontinued operations in 2004.
     Net Income. The net income for the year ended December 31, 2004, was $1,534,135, compared to $1,362,986 for the year ended December 31, 2003. These results were influenced by the factors identified above under Revenues, Operating Expenses and Discontinued Operations.
Off-Balance Sheet Arrangements
     We have operating leases and guaranties that are not accrued on the balance sheet. The payments due under these leases are disclosed in footnote 11 and a contingent loan guaranty in footnote 15 of our consolidated financial statements. Other than the lease and note guaranty, we have no contractual commitments that do not appear on the balance sheet as of December 31, 2005.
Seasonality
     The construction industry, including the roofing industry, is influenced by seasonal factors, as construction activities are usually lower during winter months than other periods. We attempt to increase winter productivity by concentrating our business in the southern half of the United States and by expanding our sales and marketing efforts to control project scheduling. Nevertheless, our revenues and operating results potentially will be lower in the first and fourth quarters.
     The roofing industry is also affected by natural disasters, such as tornadoes, hurricanes and other windstorms. Because of the need for immediate repairs and since the costs of repair are typically covered by insurance, the margins are higher on disaster-related work than on discretionary work. Since disaster-related work requires an immediate response, we maintain a capacity that is scalable to respond to these needs. The absence of natural disasters will result in lower revenues and higher relative administrative expenses per revenue dollar.
Commitments and Contingencies
     In regard to the sale of assets and liquidation of Zenex Communications in 2002, we are a guarantor on notes with an outstanding balance of $ 252,539 at December 31, 2005, with approximately $7,000 in monthly principal and interest payments. The purchaser is currently in default on the required payment obligations.
     We warrant our work in the normal course of business. In management’s opinion, there were no outstanding claims which would have a material effect on our operations or financial position.
     Information regarding our legal proceedings are discussed earlier in this document under, “Item 3. Legal Proceedings”.
Liquidity and Capital Resources
Year Ended December 31, 2005
     Total assets increased from $11,048,298 to $32,703,847, liabilities increased from $5,686,622 to $18,003,086 and shareholders’ equity increased from $5,361,676 to $14,700,761 from December 31, 2004, to December 31, 2005. The increase in assets comes from higher cash and marketable securities. The increase in liabilities results primarily from an increase in our accounts payable and income taxes payable. The increases stem from the greater activity due to the hurricane-related work.
     Net cash increased to $22,330,751, at December 31, 2005, to $2,500,561 at December 31, 2004, primarily due to increased revenues. For the year ended December 31, 2005, net cash provided by operating activities was $21,805,758 compared to $3,333,887 for the year ended December 31, 2004. Net cash used by investing activities during this period was $1,219,507 compared to $123,875 used by investing activities for the year ended December 31, 2004. Net cash used by financing activities during this period was $756,061 compared to $1,109,858 used for financing activities for the year ended December 31, 2004, primarily from the payoff of our line of credit. At December 31, 2005, we had working capital of $11,512,549 compared to working capital at December 31, 2004, of $3,319,802. The increase in working capital resulted from higher levels of activity, which generated more cash and account receivables.
     We have a $2,000,000 revolving line of credit. The line bears interest at 1.25% over the Wall Street Journal Prime Rate (currently 8.75%) and is secured by all accounts, property and equipment and the guaranty of our principal shareholder, Mr. Tim Aduddell. The line matures on November 14, 2006. There were no outstanding advances at December 31, 2004 or December 31, 2005.
     We had a $9,000,000 line of credit which was used for the Mississippi hurricane work. The line bears interest at 2% over the Wall Street Journal Prime Rate (currently 9.5%) and is secured by accounts receivable. The line matured on March 16, 2006, or demand. There were no outstanding advances at December 31, 2005.
     At December 31, 2005, we had $295,390 of long-term debt as compared to $915,452 of long-term debt at December 31, 2004. As of the date of this document there is no long term debt. The decrease in the amount of long-term debt outstanding was due to repayments of our outstanding debt made from cash generated from operations during the 2005 fiscal year. As of March 1, 2006, we had no long-term debt outstanding.
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
Contractual Obligations
     The following table summarizes our contractual obligations at December 31, 2005 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating leases	$195,000	$195,000	N/A	N/A	N/A

Total	$195,000	$195,000

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Our balance sheet includes cash and marketable securities, which we believe are a conservative blend of income and growth investments resulting in moderate market risk. We invest in equity marketable securities to generate capital growth and fixed-income marketable securities to provide current income. Because of the nature of these investments, both current interest rates and equity market movements will affect total return and risk.

     Interest Rate Risk. We currently maintain an investment portfolio of high-quality fixed-income marketable securities. All securities are available for sale and recorded in the balance sheet at fair value with fluctuations in fair value reported as a component of accumulated other comprehensive income in stockholders’ equity. We do not hedge our investment portfolio. Fixed-income investments with a maturity date of three months or less at the date of purchase are deemed to be cash equivalents. Any remaining fixed-income securities are considered short-term and mainly consist of investments in U.S. Treasury notes and bonds. A change of 1% in the annual percentage yield of our investment portfolio could change our unrecognized gains or losses under other comprehensive income by approximately $200,000.
Item 8. Financial Statements
     Financial Statements and Financial Statement Schedules — See Index to Consolidated Financial Statements and Schedules immediately following the signature page of this report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     Sutton Robinson Freeman & Co., P.C. has audited our financial statements for the years covered by this report. There are no disagreements with the independent accountants regarding matters of accounting or financial reporting.
Item 9A. Controls and Procedures
     It is the responsibility of the chief executive officer and the chief financial officer to ensure that we maintain disclosure controls and procedures designed to provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis. Our disclosure controls and procedures include mandatory communication of material events, automated accounting processing and reporting, management review of monthly results and an established system of internal controls.
     As of December 31, 2005, management, including the chief executive officer and chief financial officer, conducted an evaluation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer have concluded the disclosure controls and procedures currently in place are effective. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the chief executive officer and chief financial officer completed their evaluation.
Item 9B. Other Information
                 None.
PART III
     In accordance with the provisions of general instruction G (3), the information required by Items 10, 11, 12, 13 and 14 are incorporated herein by reference to our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements. See index to Consolidated Financial Statements immediately following the signature page of this report.
(a)(2) Financial Statement Schedules. See index to Consolidated Financial Statements immediately following the signature page of this report.
(a)(3) Exhibits

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

10.1	Service Agreement dated February 9, 2005 between Zenex International, Inc. and Oklahoma Development Group, LLC (filed herewith)

14	Code of Ethics for Principal Executive and Senior Financial Officers (filed as exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated by reference herein)

21.1	Subsidiaries of Zenex

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit No.	Description of Exhibit
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zenex International, Inc.

Date: March 15, 2006	By:	/s/ Ron Carte

President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ron Carte	Chairman of the Board of Directors, President and Chief Executive Officer	March 15, 2006

/s/ Reggie Cook	Chief Financial Officer, (Principal Accounting Officer)	March 15, 2006

/s/ Timothy Aduddell	Director	March 15, 2006

/s/ David Aduddell	Director	March 15, 2006

/s/ Debra Morehead	Director	March 15, 2006

/s/ Thomas Parrish	Director	March 15, 2006

/s/ Jerry Whitlock	Director	March 15, 2006

Zenex International, Inc.
Consolidated Financial Statements
And
Report of Independent Registered Public Accounting Firm
Years Ended December 31, 2005, 2004 and 2003

Zenex International, Inc.

Sutton Robinson Freeman & Co., P.C.
2727 E. 21st Street, Suite 600
Tulsa, OK 74114
Report of Independent Registered Public Accounting Firm
To the Board of Directors
Zenex International, Inc.
We have audited the accompanying consolidated balance sheets of Zenex International, Inc. as of December 31, 2005, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above presents fairly, in all material respects, the consolidated financial position of Zenex International, Inc. as of December 31, 2005, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
Sutton Robinson Freeman & Co., P.C.
Tulsa, Oklahoma
February 24, 2006

ZENEX INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

	2005	2004
Assets

Current Assets
Cash	$22,330,751	$2,500,561
Accounts receivable, net of allowance for doubtful accounts	4,614,895	4,756,142
Costs and estimated earnings in excess of billings on uncompleted contracts	2,158,971	1,363,505
Prepaid expenses	168,839	109,994
Employee and other receivables, net of allowance for doubtful accounts	16,199	95,027

	29,289,655	8,825,229

Non-Current Related Party Receivable	1,801,133	1,730,340

Property and Equipment	2,069,686	1,839,807
Less: accumulated depreciation	(879,737)	(1,387,818)

	1,189,949	451,989

Other
Investments	423,110	5,740
Deferred tax asset	—	35,000

	423,110	40,740

	$32,703,847	$11,048,298

The accompanying notes are an integral part of these financial statements.

ZENEX INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

	2005	2004
Liabilities and Stockholders’ Equity

Current Liabilities
Current portion of long-term debt	$213,410	$734,257
Accounts and subcontract payables	11,825,466	3,935,652
Accrued liabilities	250,883	253,329
Insurance payable	40,458	245,099
Income tax payable	5,349,105	112,002
Billings in excess of costs and estimated earnings on uncompleted contracts	97,784	225,088

	17,777,106	5,505,427

Long-Term Debt (Net of Current Portion)	81,980	181,195

Deferred Income Taxes	144,000	—

Stockholders’ Equity
Preferred stock ($0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 48,737,921 and 48,737,921 shares issued and outstanding at December 31, 2005 and 2004)	48,738	48,738
Paid-in capital	4,860,632	4,860,632
Unrealized gain (loss) on available-for-sale securities	(3,569)	(17,715)
Retained earnings	9,794,960	470,021

	14,700,761	5,361,676

	$32,703,847	$11,048,298

The accompanying notes are an integral part of these financial statements.

ZENEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2005	2004	2003
Revenues	$59,227,145	$27,828,362	$19,309,814

Operating Expenses
Cost of sales	41,668,047	23,262,586	16,210,622
Selling, general and administrative	2,772,785	2,011,624	1,423,122
Warranty expense	138,847	110,820	89,001

	44,579,679	25,385,030	17,722,745

Operating Income	14,647,466	2,443,332	1,587,069

Other Income (Expense)
Interest and dividend income	86,039	75,139	74,157
Gain(loss) on sale of equipment	12,369	3,228	(868)
Other income	197,862	34,924	18,252

	296,270	113,291	91,541

Net Income from Operations Before Income Taxes	14,943,736	2,556,623	1,678,610

Income tax expense	5,618,797	1,022,488	438,066

Net Income Before Discontinued Operations and Sale of Discontinued Business	9,324,939	1,534,135	1,240,544

Discontinued Operations

Gain (loss) on forgiveness of debt from operations net of income taxes	—	—	1,312,777

Gain (loss) on sale of discontinued operations net of income taxes	—	—	(1,190,335)

Net Income	9,324,939	1,534,135	1,362,986
The accompanying notes are an integral part of these financial statements.

ZENEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2005	2004	2003
Other Comprehensive Income
Unrealized holding gains	14,146	1,230	2,459
Reclassification adjustment	—	—	—

Comprehensive Income	$9,339,085	$1,535,365	$1,365,445

Primary Earnings per Share	$0.191	$0.032	$0.028

Fully Diluted Earnings per Share	$0.115	$0.019	$0.017

Earnings per Share from Discontinued Operations	$—	$—	$0.020

Earnings per Share from Continuing Operations	$0.191	$0.032	$0.026

The accompanying notes are an integral part of these financial statements.

ZENEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2002, 2004 and 2003

					Unrealized
	Shares of	Par Value	Additional		Holding	Total
	Common	Common	Paid in	Retained	Gains	Stockholders’
	Stock	Stock	Capital	Earnings	(Losses)	Equity
Balance at December 31, 2002	48,342,290	$48,342	$4,616,853	$(2,427,100)	$(21,404)	$2,216,691
Common stock issued earn-out conversion	3,395,631	3,396	240,779	—	—	244,175
Cancellation of shares for non-performance	(3,000,000)	(3,000)	3,000	—	—	—
Unrealized Holding Gain	—	—	—	—	2,459	2,459
Net income	—	—	—	1,362,986	—	1,362,986

Balance at December 31, 2003	48,737,921	48,738	4,860,632	(1,064,114)	(18,945)	3,826,311
Unrealized holding gain	—	—	—	—	1,230	1,230
Net income	—	—	—	1,534,135	—	1,534,135

Balance at December 31, 2004	48,737,921	48,738	4,860,632	470,021	(17,715)	5,361,676
Unrealized holding gain	—	—	—	—	14,146	14,146
Net income	—	—	—	9,324,939	—	9,324,939

Balance at December 31, 2005	48,737,921	$48,738	$4,860,632	$9,794,960	$(3,569)	$14,700,761

The accompanying notes are an integral part of these financial statements.

ZENEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

	2005	2004	2003
Cash Flows from Operating Activities

Net income	$9,324,939	$1,534,135	$1,362,986

Reconciliation of net income to net cash provided by operating activities:

Depreciation and amortization	220,691	218,368	176,633
Issuance of debt for interest expense	6,000	—	1,404
Bad debt write-off	40,000	—	—
Gain on sale of property and equipment	(12,369)	(3,228)	1,127,883
Bad debt write-off	(310,710)	—	(1,312,777)
Property given for services	—	17,000	—
(Increase) Decrease from changes in:
Accounts receivable	451,957	(1,545,983)	(525,944)
Costs and estimated earnings in excess of billings on uncompleted contracts	(795,466)	(421,870)	(929,158)
Shareholder receivable	—	—	1,828
Officer receivable	—	—	(890)
Income tax receivable	—	—	136,592
Related party receivable	(70,793)	(60,997)	(53,650)
Deferred taxes	—	1,012,000	94,559
Prepaid expenses	(58,845)	(13,657)	111,983
Employee and other receivables	38,828	214,991	143,609
Increase (Decrease) from changes in:
Accounts payable	7,889,814	2,239,601	377,772
Insurance payable	(204,641)	202,522	(136,589)
Accrued liabilities	(2,446)	(31,850)	(71,678)
Income tax payable	5,237,103	(49,595)	161,597
Billings in excess of costs and estimated earnings on uncompleted contracts	(127,304)	22,450	(117,695)
Deferred taxes	179,000	—	—

Net adjustments to net income	12,480,819	1,799,752	(814,521)

Net cash provided by operating activities	21,805,758	3,333,887	548,465

The accompanying notes are an integral part of these financial statements.

ZENEX INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

	2005	2004	2003
Cash Flows from Investing Activities
Purchase of investment securities	(403,225)	—	—
Proceeds from sale of property and equipment	88,295	14,211	5,000
Purchase of property and equipment	(904,577)	(138,086)	(87,208)

Net cash used by investing activities	(1,219,507)	(123,875)	(82,208)

Cash Flows from Financing Activities
Net change in line of credit	—	(733,743)	(441,257)
Proceeds from long-term debt	—	—	249,953
Retirement of long-term debt	(756,061)	(376,115)	(487,390)

Net cash used by financing activities	(756,061)	(1,109,858)	(678,694)

Net Increase in Cash	19,830,190	2,100,154	(212,437)

Cash at Beginning of Period	2,500,561	400,407	612,844

Cash at End of Period	$22,330,751	$2,500,561	$400,407

Supplemental Disclosure of Cash Flow Information

Cash paid for:
Interest	$142,950	$152,158	$150,850
Taxes	84,692	60,083	3,103

Supplemental Schedule of Non-Cash Investing and Financing Activities

Fixed asset additions	$130,000	$—	$38,808

Liabilities assumed or incurred	$130,000	$—	$38,808

Common stock issued for services	$—	$—	$35,000

The accompanying notes are an integral part of these financial statements.

ZENEX INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Our revenues are derived primarily from comprehensive commercial roofing services, including re-roofing, restoration and repair, new roof construction, sheet metal fabrication and waterproofing. The majority of our 2005 revenues were derived from re-roofing, restoration and repair services, and from emergency repair services under contract with the USACE. We also offer maintenance services, which provide recurring revenues and ongoing interaction with our customers. Revenues from fixed-price construction and renovation contracts are generally accounted for on a percentage-of-completion basis using the cost-to-cost method. The cost-to-cost method measures the percentage completion of a contract based on total costs incurred to date compared to total estimated costs to completion. The work is performed primarily under fixed-price contracts. The lengths of the contracts vary but are typically less than one year in duration. The Company’s accounting policies are in accordance with U.S. generally accepted accounting principles and conform, in general, to the predominant practices of the construction industry.
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
In 2004, through the efforts of ODG, we secured a subcontractor position to provide temporary roofing services related to damages caused by four different storm events. We partnered with Carothers Construction Inc. in the emergency response effort for the last two storms. The total revenue generated for Aduddell Roofing under these contracts was approximately $10.6 million, of which we paid ODG $1.3 million for securing the contracts as well as managing the emergency activities.

ZENEX INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINACIAL STATEMENTS
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
     In February 2005, we contracted with ODG to:
•	prepare and submit proposals to USACE as a prime contractor to provide temporary roofing services in the event of an emergency; and

•	in the event of an actual emergency, manage all pre-event activities, labor procurement, housing and administrative responsibilities and manage all close out duties including final inspections and repairs associated with the event.
The contract provided for payments by us to ODG in amounts based on an installed price per square foot of temporary roofs. The ODG contract price for all services was less than prices historically bid by other vendors for temporary roof installation services alone. All costs related to the services provided by ODG were borne by ODG. As a result, if no emergency events occurred, we had no payment obligations to ODG under the agreement, nor to any third parties. ODG was not chosen as a prime contactor after review by USACE.
In September of 2005, due to the extensive damage caused by Hurricane Katrina, USACE named ODG an additional prime emergency response contractor, and ODG was granted a $10 million USACE contract to install temporary roofs in Mississippi. Aduddell Roofing and Carothers Construction, Inc. (“Carothers”) formed a joint venture named Carothers/Aduddell, a Joint Venture (“JV”) to provide the temporary roofing service under this contract. Carothers was selected as a joint venture partner because it has provided contract services to USACE for decades and is a recognized industry leader, and we had partnered with Carothers for our FEMA work in 2004. On September 16, 2005, the USACE contract was increased to $20 million, and was then subsequently increased to $60 million.
The JV was formed specifically for the purpose of providing temporary roofing services under the USACE contract. Pursuant to the terms of the agreement governing the JV, 3% of gross revenues were set aside to pay for bonding and insurance. Of the remaining 97% of gross revenues, Carothers received 20% of the contract proceeds and we received 80% of the contract proceeds. We, through ODG, were responsible for all material cost and construction labor cost. Management costs and all other oversight related costs were borne by ODG.
The JV subsequently received task orders for up to $59 million. Under the terms of the joint venture agreement, the work performed by the JV produced approximately $54.4 million in gross revenue. We received approximately $42.3 million of gross revenue from the USACE contract, of which approximately $13.3 million was recognized in the quarter ended December 31, 2005. Fees to ODG for labor procurement, housing and administrative responsibilities and managing all close out duties including final inspections and repairs associated with the hurricane were approximately $8.9 million, or 16.4% of the JV gross revenue, less bonding and insurance costs. We received an estimated gross profit of approximately $16.4 million from the USACE contract, of which approximately $5.4 million was recognized in the quarter ending December 31, 2005.

ZENEX INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly- owned subsidiary, Aduddell Roofing. The financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading. All significant intercompany accounts and transactions are eliminated in consolidation.
Revenue Recognition
The Company recognizes fixed-price contract revenues on the percentage-of-completion method of accounting, measured by the percentage of cost incurred to date to the estimated total cost for each contract. Management uses this method because total cost is considered to be the best available measure of progress on the contracts. Revenues from cost-plus-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned, measured by the cost-to-cost method.
Contract costs include all direct material and labor costs and those indirect costs related to contract performance such as indirect labor, interest, depreciation and supplies. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined. The asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized.
Cash and Cash Equivalents
For purposes of the Consolidated Statement of Cash Flows, short-term investments, which have maturities of ninety days or less, are considered cash equivalents.

ZENEX INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Investments
The Company accounts for its investments in marketable securities using Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). This standard requires that investments in equity securities that have a readily determinable fair value and all investments in debt securities be adjusted to market value at the end of each accounting period. Unrealized market value gains and losses are charged to earnings if the securities are traded for short-term profit. Otherwise, such unrealized gains and losses are charged or credited to a separate component of shareholders’ equity.
Management determines the proper classification of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At December 31, 2005, and 2004, all securities covered by SFAS No. 115 were designated as available-for-sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders’ equity. Any realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations.
Fair Value of Financial Instruments
The Company’s financial instruments include cash, receivables, notes receivable, marketable securities, short-term payables and notes payable. The carrying amounts of cash, receivables, and short-term payables approximate fair value due to their short-term nature. Marketable equity securities’ fair values are estimates based on quoted market prices or approximate fair values. The carrying amounts of notes receivable and payable approximate fair value based on interest rates currently available.
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

ZENEX INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
NOTE 2 — CONTRACT RECEIVABLES
Contracts receivable consist of the following:

	December 31,	December 31,
	2005	2004
Completed contracts	$2,510,811	$1,384,011
Contracts in progress	1,439,198	2,919,282
Retainage	664,886	452,849

	4,614,895	4,756,142
Less allowance for doubtful amounts	—	—

	$4,614,895	$4,756,142

NOTE 3 — UNCOMPLETED CONTRACTS
Costs, estimated earnings, and billings on uncompleted contracts, are as follows:

	December 31,	December 31,
	2005	2004
Costs incurred on uncompleted contracts	$35,222,123	$14,201,734
Estimated earnings	16,992,366	2,633,964

	52,214,489	16,835,698
Billings to date	50,153,302	15,697,281

	$2,061,187	$1,138,417

Included in the accompanying balance sheets under the following captions:

	December 31,	December 31,
	2005	2004
Costs and estimated earnings in excess of billings on uncompleted contracts	$2,158,971	$1,363,505

Billings in excess of costs and estimated earnings on uncompleted contracts	(97,784)	(225,088)

	$2,061,187	$1,138,417

ZENEX INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 — PROPERTY AND EQUIPMENT
     Property and equipment are recorded at cost. Expenditures for repairs and maintenance are charged to operations when incurred. Major improvements and renewals that extend the useful life of the related asset are capitalized and depreciated over the remaining useful life. Depreciation and amortization are computed for financial and income tax reporting purposes using straight-line and accelerated methods over estimated useful lives ranging from five to thirty-nine years. Depreciation expense was $220,691, $218,368 and $176,633 for the years ended December 31, 2005, 2004 and 2003 respectively. Depreciation expense amounting to $153,015, $218,368 and $129,525 was charged to cost of contract revenues for the years ended December 31, 2005, 2004 and 2003, respectively, with the remainder charged to general and administrative expenses. The following table summarizes the classifications of property and equipment, total accumulated depreciation and the related estimated useful lives:

Property and Equipment	Cost		Years
	December 31,	December 31,
	2005	2004
Field and shop equipment	$637,565	$465,869	5-7
Office furniture and equipment	228,927	193,596	5-10
Transportation equipment	1,107,193	1,150,934	5
Leasehold improvements	96,001	29,408	15-39

	2,069,686	1,839,807
Less: accumulated depreciation	879,737	1,387,818

Net property and equipment	$1,189,949	$451,989

NOTE 5 — LETTER OF CREDIT
At December 31, 2005, the Company had a $175,000 letter of credit issued to its insurance carrier that matures on January 16, 2006.
NOTE 6 — LINE OF CREDIT
The Company has a $2,000,000 revolving line of credit. The line bears interest at 1.25% over the Wall Street Journal Prime Rate (currently 8.75%) and is secured by all accounts, property and equipment and the guaranty of the principal shareholder. The line matures on November 14, 2006. There were no outstanding advances at year end.
The Company has a $9,000,000 line of credit which was used for the Mississippi hurricane work. The line bears interest at 2% over the Wall Street Journal Prime Rate (currently 9.5%) and is secured by accounts receivable. The line matures on March 16, 2006, or demand. There were no outstanding advances at year end.

ZENEX INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 — LONG-TERM DEBT
     The Company has the following long-term debt as of:

	December 31,	December 31,
	2005	2004
Note payable secured by the personal guaranty of certain Directors, bearing interest at 7.5%, due in monthly installments of $8,673 through June 2006	$—	$386,987

Note payable secured by all accounts, equipment and general intangibles, bearing interest at 2.75% over New York Prime, with a maximum of 7.75% and a minimum of 5.75% (7.75% currently), due in monthly installments of $17,581 through November 2006	182,562	372,924

Note payable to shareholder bearing interest at 5%, due in monthly installments of $5,000 with a balloon payment in September 2006	—	132,768

Note payable secured by transportation equipment, bearing interest at 6%, due in monthly installments of $3,065 through June 2009	112,828	—

Non-interest bearing notes secured by transportation equipment, due in varying monthly installments through October 2005	—	22,773

	295,390	915,452

Less: current portion of long-term debt	213,410	734,257

	$81,980	$181,195

Maturities of long-term debt as of December 31, 2005, are as follows:

Year	Amount
2006	$213,410
2007	32,752
2008	34,772
2009	14,456

$295,390

ZENEX INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 — LONG-TERM DEBT (continued)
Interest expense was $148,950, $123,898 and $113,216 for the years ended December 31, 2005, 2004 and 2003, respectively. Interest expense amounting to $135,549, $92,924 and $84,715 was charged to cost of contract revenues for the years ended December 31, 2005, 2004 and 2003, respectively, with the remainder charged to general and administrative expenses.
NOTE 8 — PENSION PLAN
The Company sponsors a defined contribution plan that covers all non-union employees. Employees who are twenty-one years of age and have completed one year of service are eligible to participate. Employees may contribute from one to eighty percent of eligible salary limited to the amount allowed under the Internal Revenue Code. Company profit sharing contributions are discretionary each year. Currently the Company is matching contributions up to 4%. Employees are vested 100% in salary deferral contributions. Company contributions begin vesting after two years and vest 20% a year until fully vested. Company contributions for the years ended December 31, 2005, 2004 and 2003 totaled $42,955, $46,636 and $28,708, respectively.
NOTE 9 — STOCK INCENTIVE PLAN
On October 17, 2005, the Company adopted the Zenex International, Inc. 2005 Stock Incentive Plan (the “Plan”), subject to shareholder approval. The Plan will be administered by the Board of Directors. All officers, employees, directors and individual consultants of the Company will be allowed to participate in the Plan. The Plan has a term of ten years. Accordingly, no grants may be made under the Plan after October 27, 2015, but the Plan will continue thereafter while previous grants remain subject to the Plan. The aggregate number of shares of common stock available under the Plan is 5 million shares. The Plan authorizes the Board of Directors to grant options that are incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, nonstatutory stock options, and restricted stock. All grants under the Plan will be made at the discretion of the Board of Directors.
On October 17, 2005, the Board of Directors granted options exercisable for a total of 1,000,000 shares to Ron Carte in his role as President, and options exercisable for a total of 500,000 shares each to David Aduddell, Ron Carte, Debra Morehead, Tom Parrish and Jerry Whitlock in their roles as Directors. All options were issued with an exercise price of $0.78 per share. Of the 1,000,000 options issued to Ron Carte as President, 200,000 options vested immediately, 400,000 options will vest in four equal annual installments, and 400,000 options will vest in four equal annual installments, but only if the Company meets certain performance goals to be set by the disinterested Board of Directors, The 500,000 options granted to each of Ms. Morehead and Messrs. Aduddell, Carte, Parrish and Whitlock vest in five equal annual installments, but only if a Director meets the specific individual performance goals to be set by the other Directors. All option grants are subject to shareholder approval of the plan at the next annual meeting of the Company’s shareholders.

ZENEX INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 — INCOME TAXES
At December 31, 2005, the Company had net operating losses of approximately $300,000 available to reduce future federal and state taxable income. Unless utilized, the carry forward amounts will begin to expire in 2012. For federal and state tax purposes, the Company’s net operating loss carry forward amounts are subject to an annual limitation due to a greater than 50% change in stock ownership which occurred in 2002, as defined by federal and state tax law.
Taxable temporary differences result principally from the excess of depreciation and intangible drilling expense for tax purposes over the amount deducted for financial reporting purposes. Deductible temporary differences and the operating loss carry forward, giving rise to deferred tax assets, are reduced by a valuation allowance. The Company has established a valuation allowance for a portion of its net deferred tax assets due to the ownership change limitation on the use of the loss carry forward.
The net deferred tax asset (liability) consisted of the following components:

	December 31,	December 31,
	2005	2004
Deferred tax liability on depreciation	$(245,000)	$(85,000)
Deferred tax asset for loss carry forward	304,000	323,000

Deferred tax asset	59,000	238,000
Less: valuation allowance	203,000	203,000

Net deferred tax asset (liability)	$(144,000)	$35,000

NOTE 11 — RELATED PARTY TRANSACTIONS
The Company engaged in certain transactions with Tim Aduddell, a majority shareholder of the Company, and entities owned by Tim Aduddell.
In 2004 ODG (See Note 1), an entity owned by Tim Aduddell, Chairman of the Board, and David Aduddell, a Company Director, secured four subcontract positions for hurricane related work and engaged Aduddell Roofing to perform the work. In 2005 Aduddell Roofing engaged ODG to prepare and submit a bid to become a prime contractor on hurricane related work in 2005. As the designated manager of the activities of the JV formed by Aduddell and Carothers in response to Hurricane Katrina, ODG managed the pre-event activities, labor procurement, housing and administrative responsibilities and all close out duties including final inspections and repairs associated with the work. Prior to forming the joint venture and signing the contract with the USACE, ODG implemented the planning and readiness program, procured required hurricane response items and, along with Aduddell Roofing and Carothers, prepared the proposal and all documentation that was submitted to the USACE. ODG earned approximately $8,900,000 for the year ended December 31, 2005, and $1,300,000 for the year ended December 31, 2004.

ZENEX INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 — RELATED PARTY TRANSACTIONS (continued)
The Company has a note receivable from an entity owned by Tim Aduddell. The loan is secured by marketable securities and a personal guaranty. Interest is accrued quarterly based on the federal mid-term rate and added to the note principal. Accrued interest income amounted to $70,793, $60,007 and $53,650 for the years ended December 31, 2005, 2004 and 2003, respectively. The balance of the note receivable totaled $1,801,133 and $1,730,340 at December 31, 2005 and 2004, respectively, and is classified as non-current due to its indefinite maturity date.
The Company had a note payable to Tim Aduddell bearing interest at 5%, due in monthly installments of $5,000 with a balloon payment in September 2006. There was no outstanding balance at December 31, 2005. The balance of the note payable totaled $132,768 as of December 31, 2004.
The Company leases its office, warehouse and yard facilities from Aduddell Holdings, Inc., a corporation wholly-owned by Tim Aduddell. The lease agreement is for one year and expires on September 30, 2006, with monthly rentals of $16,250. The Company is responsible for all taxes, insurance, maintenance and utilities on the leased premises. Rental expense under this lease amounted to $195,000, $196,250 and $182,500 for the years ended December 31, 2005, 2004 and 2003, respectively.
NOTE 12 — BACKLOG
The amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements on which work had not yet begun at December 31, 2005, was approximately $2,070,000.
NOTE 13 — STOCK OPTIONS
In accordance with the terms of a January 2001 loan agreement with a shareholder, a five-year option was granted for the purchase of 1.2 million shares of the Company’s common stock for $0.10 per share.
In connection with the terms of the Agreement and Plan of Split Off and Merger, signed September 27, 2002, Tim Aduddell was granted an option to purchase 30 million shares of common stock for $0.04 per share.
In connection with an employment contract, a former officer was granted an option to purchase 600,000 shares of common stock for $0.10 per share.
In connection with the financing of certain equipment, 200,000 options at $0.08 per share were granted.

ZENEX INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 — EARNINGS PER SHARE

	December 31,	December 31,	December 31,
	2005	2004	2003
Primary earnings per share:(in thousands)
Common shares outstanding	48,737,921	48,737,921	47,836,558

Weighted average shares outstanding	48,737,921	48,737,921	47,836,558

Earnings per share	$0.191	$0.032	$0.028

Fully diluted earnings per share:
Common shares outstanding	80,737,921	80,137,921	78,536,558

Weighted average shares outstanding	80,737,921	80,137,921	78,536,558

Earnings per share	$0.115	$0.019	$0.017

NOTE 15 — COMMITMENTS AND CONTINGENCIES
In regard to the sale of assets and liquidation of Zenex Communications in 2002, the Company is the Guarantor on notes with an outstanding balance of $ 252,539 at December 31, 2005, with approximately $7,000 in monthly principal and interest payments. The purchaser is currently in default on the required payment obligations.
The Company warrants its work in the normal course of business. In management’s opinion, there were no outstanding claims which would have a material effect on the Company’s operations or financial position.
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
Lawsuit
Eric Beitchman v. Timothy Aduddell, et al., Case No. 5:05-cv-01465-HE, United States District Court for the Western District of Oklahoma. On December 19, 2005, a shareholder’s derivative action was filed, claiming that we entered into certain non-arms length transactions with certain of our officers and/or directors. Among the transactions complained of is one in which we allegedly entered into a Telecommunications Equipment and Software Upgrade Agreement with a company partially owned and controlled by one of our officers/directors. In addition, the plaintiff complains our contracting with and making payments to ODG in connection with our outsourcing of emergency response services to ODG in 2005. Based on these and other allegations in the Complaint, the plaintiff claims that the individual defendants breached their fiduciary duties to us, that they abused control of us, that they engaged in gross mismanagement, and, with respect to certain officers/director defendants, that they engaged in unjust enrichment. Plaintiff seeks damages, imposition of a constructive trust, restitution and attorneys’ fees.

ZENEX INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
We and the individual defendants have denied the substantive allegations of the Complaint and have instructed our litigation counsel to vigorously defend the action. To date, we have answered the Complaint but no substantive discovery has occurred.
In addition, we are, from time to time, parties to various litigation matters arising in the normal course of our business, most of which involve claims for personal injury and property damage incurred in connection with our operations. We are not currently involved in any litigation of this nature that we believe, based on our examination of such matters, is likely to have a material adverse effect on our financial condition or results of operations.
NOTE 16 — CONCENTRATIONS
In connection with providing service to customers, Aduddell Roofing does not have contractual agreements with suppliers. The material and supplies used in the business are readily available from several vendors.
Although Aduddell Roofing had a significant number of customers for the year ended December 31, 2005, the USACE accounted for 72% of the revenue. Two customers accounted for 38% and 10% and 27% and 26% of the revenue for the years ended December 31, 2004 and 2003, respectively.
The Company’s contract receivables at December 31, 2005, are from a small number of companies in various industries which could be subject to business cycle variations. As of December 31, 2005, the Company had three customers that accounted for 64% of the contracts receivable. As of December 31, 2004, the Company had three customers that accounted for 66% of the contracts receivable. This concentration subjects the Company to a credit risk if the general economy or the companies fail to perform.