Form 10-K/A
period 2005-12-31
ZENEX INTERNATIONAL INC
filed 2006-04-19
CIK 928373

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A

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
Explanatory Note
This amendment to the Company’s Form 10-K for the year ending December 31, 2005 is being filed in response to a comment letter from the staff of the Securities and Exchange Commission dated April 3, 2006, which requested that this amendment be filed to correct minor typographical errors contained in the officers’ Certifications. No other changes have been made in this Amended Form 10-K.

ZENEX INTERNATIONAL, INC.
2005 ANNUAL REPORT ON FORM 10-K/A

**	Information required by Part III is incorporated by reference from our definitive proxy statement for our 2006 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005.

Cautionary Statement Regarding Forward Looking Information
     This annual report on Form 10-K/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of forward-looking terminology such as: “may”, “might”, “could”, “would”, “believe”, “expect”, “intend”, “plan”, “seek”, “anticipate”, “estimate”, “project” or “continue” or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this annual report on Form 10-K/A, including without limitation, the statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and located elsewhere herein regarding our financial position and liquidity are forward-looking statements. These forward-looking statements also include, but are not limited to:
•	our ability to expand our markets and maintain or increase profit margins;

•	actions of our competitors; and

•	statements regarding our anticipated revenues, expense levels, liquidity and capital resources and projections of positive operating cash flow.
     Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to be correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations, are disclosed in this annual report on Form 10-K/A.
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

3.3
Amendment to the Articles of Incorporation of Lone Wolf Energy, Inc. changing the name to Zenex Telecom, Inc. effective November 29, 2001 (filed as exhibit to our Form 8-K filed on November 28, 2001 and incorporated by reference herein)

3.4
Amendment to the Articles of Incorporation changing Zenex Telecom, Inc. to Zenex International, Inc. effective August 6, 2002 (filed as exhibit to our Form 8-K filed on August 15, 2002 and incorporated by reference herein)

10.1
Service Agreement dated February 9, 2005 between Zenex International, Inc. and Oklahoma Development Group, LLC (filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein)

14	Code of Ethics for Principal Executive and Senior Financial Officers (filed as exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated by reference herein)

21.1	Subsidiaries of Zenex (filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit No.	Description of Exhibit
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zenex International, Inc.

Date: April 19, 2006	By:	/s/ Ron Carte

President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ron Carte Ron Carte	Chairman of the Board of Directors, President and Chief Executive Officer	April 19, 2006

/s/ Reggie Cook Reggie Cook	Chief Financial Officer, (Principal Accounting Officer)	April 19, 2006

Timothy Aduddell	Director

/s/ David Aduddell David Aduddell	Director	April 19, 2006

/s/ Debra Morehead Debra Morehead	Director	April 19, 2006

/s/ Thomas Parrish Thomas Parrish	Director	April 19, 2006

Jerry Whitlock	Director

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