Form 10-Q
period 2006-03-31
ZENEX INTERNATIONAL INC
filed 2006-05-15
CIK 928373

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

                        Commission File Number: 000-24684

                            ZENEX INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Colorado                                       73-1587867
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification No.)

                           1601 N.W. Expressway
                          Oklahoma City, Oklahoma                  73118
                 ----------------------------------------        ----------
                 (Address of principal executive offices)        (Zip Code)

                                 (405) 810-2969
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [x]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

  Large Accelerated Filer [ ]  Accelerated Filer [ ]   Non-accelerated Filer [x]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

                            Yes [ ]   No [x]

On March 31, 2006, we had outstanding 49,937,921 shares of our common stock, $.001 par value.

                            ZENEX INTERNATIONAL, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006

                                Table of Contents

                                                                     Page
                                                                     ----
   Part I - Financial Information                                     1
   Item 1. Financial Statements                                       1
   Consolidated Balance Sheets                                        1
   Consolidated Statements of Operations                              3
   Consolidated Statements of Cash Flows                              4
   Notes to Consolidated Financial Statements                         6
   Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations            14
   Item 3. Quantitative and Qualitative Disclosures
            About Market Risk                                        19
   Item 4. Controls and Procedures                                   19
   Part II - Other Information                                       19
   Item 1. Legal Proceedings                                         19
   Item 1A. Risk Factors                                             20
   Item 2. Unregistered Sales of Equity Securities
            and Use of Proceeds                                      20
   Item 3. Defaults Upon Senior Securities                           20
   Item 4. Submission of Matters to a Vote of Security
            Holders                                                  20
   Item 5. Other Information                                         20
   Item 6. Exhibits                                                  20

           Cautionary Statement Regarding Forward Looking Information

     This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which can be identified by the use of forward-looking terminology such as: "may", "might", "could", "would", "believe", "expect", "intend", "plan", "seek", "anticipate", "estimate", "project" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this report on Form 10-Q, including without limitation, the statements under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation" and located elsewhere herein regarding our financial position and liquidity are forward-looking statements. These forward-looking statements also include, but are not limited to:

o    our ability to expand our markets and maintain or increase profit margins;

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

                          PART I FINANCIAL INFORMATION

Item 1.   Financial Statements

                                      ZENEX INTERNATIONAL, INC.
                                     CONSOLIDATED BALANCE SHEETS
                                                         March 31,                 December 31,
                                                           2006                        2005
                                                       (Unaudited)
                                                     ------------------       ---------------------
                              Assets

Current Assets
   Cash                                              $       7,542,094       $      22,330,751
   Accounts receivable, net of allowance
     for doubtful accounts                                   3,719,332               4,614,895
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                       1,814,065               2,158,971
   Income tax receivable                                       199,895                       -
   Prepaid expenses                                            153,205                 168,839
   Employee and other receivables, net of
      allowance for doubtful accounts                           18,846                  16,199
                                                      ---------------------   ---------------------
                                                            13,447,437              29,289,655
                                                      ---------------------   ---------------------


Non-Current Related Party Receivable                         1,825,268               1,801,133
                                                      ---------------------   ---------------------


Property and Equipment
   Field and shop equipment                                    681,966                 637,565
   Office furniture and equipment                              334,666                 228,927
   Transportation equipment                                  1,239,610               1,107,193
   Leasehold improvements                                      200,427                  96,001
                                                      ---------------------   ---------------------
                                                             2,456,669               2,069,686
   Less:  accumulated depreciation                            (963,025)               (879,737)
                                                      ---------------------   ---------------------
                                                             1,493,644               1,189,949
                                                      ---------------------   ---------------------
Other
   Investments                                                 436,845                 423,110
                                                      ---------------------   ---------------------

                                                     $      17,203,194       $      32,703,847
                                                      =====================   =====================

See accompanying notes.

                                      ZENEX INTERNATIONAL, INC.
                                     CONSOLIDATED BALANCE SHEETS
                                                              March 31,              December 31,
                                                                2006                    2005
                                                            (Unaudited)
                                                         ---------------------  --------------------
    Liabilities and Shareholders' Equity

Current Liabilities
   Current portion of long-term debt                    $                   -  $          213,410
   Accounts and subcontract payables                                1,984,965          11,825,466
   Accrued liabilities                                                338,055             250,883
   Insurance payable                                                   36,034              40,458
   Income tax payable                                                       -           5,349,105
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                                 88,562              97,784
                                                         ---------------------  --------------------
                                                                    2,447,616          17,777,106
                                                         ---------------------  --------------------

Long-Term Debt (Net of Current Portion)                                     -              81,980
                                                         ---------------------  --------------------

Deferred Income Taxes                                                  64,000             144,000
                                                         ---------------------  --------------------

Shareholders' Equity
   Preferred stock ($0.001 par value, 20,000,000
     shares authorized, no shares issued and
     Outstanding)                                                           -                   -
   Common stock ($0.001  par value, 100,000,000
     shares authorized, 49,937,921 and 48,737,921
     shares issued and outstanding at March 31, 2006
     and December 31, 2005)                                            49,938              48,738
   Paid-in capital                                                  4,979,432           4,860,632
   Unrealized gain (loss) on available-for-sale
     securities                                                        10,166              (3,569)
   Retained earnings                                                9,652,042           9,794,960
                                                         ---------------------  --------------------
                                                                   14,691,578          14,700,761
                                                         ---------------------  --------------------
                                                        $          17,203,194  $       32,703,847
                                                         =====================  ====================

See accompanying notes.

                                      ZENEX INTERNATIONAL, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                        Three Months Ended
                                                                        ------------------
                                                                   March 31,            March 31,
                                                                    2006                  2005
                                                                 (Unaudited)           (Unaudited)
                                                                 ------------          -------------
Revenues                                                         $  3,734,577          $  3,285,728

Operating Expenses
   Cost of sales                                                    2,847,996             2,670,524
   Selling, general and administrative                              1,312,564               622,919
   Warranty expense                                                    50,556                19,731
                                                                 ------------          ------------
                                                                    4,211,116             3,313,174
                                                                 ------------          ------------

Operating Income (Loss)                                              (476,539)              (27,446)

Other Income
   Interest and dividend income                                       202,032                17,476
   Gain(loss) on sale of equipment                                      3,500                 6,197
   Other income                                                         8,089               107,652
                                                                 ------------          ------------
                                                                      213,621               131,325
                                                                 ------------          ------------

Net Income (Loss) from Operations
   Before Income Taxes                                               (262,918)              103,879

Provision (Benefit) for income taxes:
   Current                                                            (40,000)               20,396
   Deferred                                                           (80,000)              (36,000)
                                                                 ------------          ------------
                                                                     (120,000)              (15,604)
                                                                 ------------          ------------

Net Income (Loss)                                                    (142,918)              119,483

Other Comprehensive Income
   Unrealized holding gains (losses)                                   28,405                   574
   Reclassification adjustment                                             --                    --
                                                                 ------------          ------------

Comprehensive Income                                             $   (114,513)         $    120,057
                                                                 ============          ============

     Basic Net Income (Loss) per
       Common Share                                              $       0.00          $       0.00
                                                                 ============          ============
     Diluted Net Income (Loss) per
       Common Share                                              $       0.00          $       0.00
                                                                 ============          ============
     Weighted Average Common Shares
       Basic                                                       49,937,921            48,737,921
                                                                 ============          ============
     Weighted Average Common Shares
       Assuming Dilution                                           84,878,921            80,137,921
                                                                 ============          ============

See accompanying notes.

                                      ZENEX INTERNATIONAL, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                           Three Months Ended
                                                                           ------------------
                                                                      March 31,          March 31,
                                                                       2006                2005
                                                                    (Unaudited)         (Unaudited)
                                                                   -------------       -------------
Cash Flows from Operating Activities

   Net income  (loss)                                              $   (142,918)       $    119,483

   Reconciliation of net income to net cash provided by operating activities:

     Depreciation and amortization                                       86,788              47,522
     Issuance of debt for interest expense                                   --               1,500
     (Gain)  Loss on sale of property and equip                          (3,500)             (6,197)
     (Increase) Decrease from changes in:
        Accounts receivable                                             895,563           1,532,334
        Costs and estimated earnings in excess of
            billings on uncompleted contracts                           344,906             245,886
        Officer receivable                                                   --                  --
        Income tax receivable                                          (199,895)                 --
        Related party receivable                                        (24,135)            (16,308)
        Deferred taxes                                                       --             (36,000)
        Prepaid expenses                                                 15,634              39,547
        Employee and other receivables                                   (2,647)           (397,897)
     Increase (Decrease) from changes in:
        Accounts payable                                             (9,840,501)         (2,535,473)
        Insurance payable                                                (4,424)             45,793
        Accrued liabilities                                              87,172             (18,512)
        Income tax payable                                           (5,349,105)             19,000
        Billings in excess of costs and estimated
           earnings on uncompleted contracts                             (9,222)           (104,203)
        Deferred taxes                                                  (80,000)                 --
                                                                   ------------        ------------

   Net adjustments to net income (loss)                             (14,083,366)         (1,183,008)
                                                                   ------------        ------------

   Net cash used by operating activities                            (14,226,284)         (1,063,525)
                                                                   ------------        ------------

See accompanying notes.


                                      ZENEX INTERNATIONAL, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                         Three Months Ended
                                                                         ------------------
                                                                     March 31,           March 31,
                                                                       2006                2005
                                                                    (Unaudited)         (Unaudited)
                                                                   -------------       ------------
Cash Flows from Investing Activities
   Proceeds from sale of property and equipment                           3,500              72,600
   Purchase of property and equipment                                  (390,483)           (194,048)
                                                                   ------------        ------------

   Net cash used by investing activities                               (386,983)           (121,448)
                                                                   ------------        ------------

Cash Flows from Financing Activities
   Net change in line of credit                                              --                  --
   Retirement of long-term debt                                        (295,390)            (87,011)
   Proceeds from issuance of stock                                      120,000                  --
                                                                   ------------        ------------

   Net cash provided(used) by financing activities                     (175,390)            (87,011)
                                                                   ------------        ------------

Net Increase (Decrease) in Cash                                     (14,788,657)         (1,271,984)

Cash at Beginning of Period                                          22,330,751           2,500,561
                                                                   ------------        ------------

Cash at End of Period                                              $  7,542,094        $  1,228,577
                                                                   ============        ============

Supplemental Disclosure of Cash Flow
   Information

   Cash paid for:
      Interest                                                     $      4,316        $     15,560
      Taxes                                                           5,509,000               1,396

Supplemental Schedule of Non-Cash
   Investing and Financing Activities

   Fixed asset additions                                           $    390,483        $         --
                                                                   ------------        ------------
   Liabilities assumed or incurred                                 $    390,483        $         --
                                                                   ============        ============

   Common stock issued for services                                $         --        $         --
                                                                   ============        ============

See accompanying notes.

                           ZENEX INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               For the Three Months Ended March 31, 2006 and 2005
                                  (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

Zenex International, Inc. (the "Company") is engaged in the commercial and industrial roofing and re-roofing businesses through Aduddell Roofing & Sheet Metal, Inc. ("Aduddell Roofing"). The Company was incorporated on March 4, 1991, in the state of Colorado under the name Lone Wolf Energy, Inc. On November 15, 2001, the shareholders approved the change of the corporate name from Lone Wolf Energy, Inc. to Zenex Telecom, Inc., which was changed on August 3, 2002, to Zenex International, Inc.

The Company's revenues are derived primarily from comprehensive commercial roofing services, including re-roofing, restoration and repair, new roof construction, sheet metal fabrication and waterproofing. The majority of the Company's 2006 first quarter revenues were derived from re-roofing, restoration and repair services. In the second quarter, the Company is increasing its focus on total services offered by expanding its waterproofing and restoration division, as well as expending its roofing business to include standing seam and specialty metals. The Company also offers maintenance services, which provide recurring revenues and ongoing interaction with its customers. Revenues from fixed-price construction and renovation contracts are generally accounted for on a percentage-of-completion basis using the cost-to-cost method. The cost-to-cost method measures the percentage completion of a contract based on total costs incurred to date compared to total estimated costs to completion. The lengths of the contracts vary but are typically less than one year in duration. The Company's accounting policies are in accordance with U.S. generally accepted accounting principles and conform, in general, to the predominant practices of the construction industry.

Cost of revenues consists primarily of compensation and benefits to field staff, materials, subcontracted services, parts and supplies, depreciation, fuel and other vehicle expenses and equipment rentals. The Company's gross profit percentage, which is gross profit expressed as a percentage of revenues, depends primarily on the relative proportions of costs related to labor and materials. On jobs in which a higher percentage of the cost of revenues consists of labor costs, the Company typically achieves higher gross margins than on jobs where materials represent more of the cost of revenues. Margins are also affected by the competitive bidding process and the technical difficulty of the project. New roof construction work is more likely to be competitively bid than re-roofing, restoration and repair. Typically, re-roofing, restoration and repair jobs are more labor intensive and have higher margins than new roof construction.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Aduddell Roofing. The financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Management determines the proper classification of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At March 31, 2006 and December 31, 2005, all securities covered by SFAS No. 115 were designated as available-for-sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity. Any realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations.

Fair Value of Financial Instruments

The Company's financial instruments include cash, receivables, notes receivable, marketable securities, short-term payables and notes payable. The carrying amounts of cash, receivables, and short-term payables approximate fair value due to their short-term nature. Marketable equity securities' fair values are estimates based on quoted market prices or approximate fair values. The carrying amounts of notes receivable and payable approximate fair value based on interest rates currently available.

Share-Based Compensation

The Company recognizes expense for its share-based compensation based on the fair value of the awards that are granted. The fair value of stock options is estimated at the date of grant using the Black-Scholes-Merton option valuation model which was developed for use in estimating the fair value of exchange traded options that have no vesting restrictions and are fully transferable. Option valuation methods require the input of highly subjective assumptions, including the expected stock price volatility. Measured compensation cost is recognized ratably over the vesting period of the related share-based compensation award.

Depreciation

Depreciation for financial statement purposes are provided on the straight-line method over the estimated useful lives of the various assets. Depreciation expense for the three months ended March 31, 2006 and 2005was $86,788 and $47,522 respectively. For income tax purposes, accelerated methods of depreciation are used with recognition of deferred income taxes for the resulting temporary differences. Estimated useful lives for financial statement purposes are as follows:

     Field and shop equipment              5  - 7          years
     Office furniture and equipment        5  - 10         years
     Transportation equipment              5               years
     Leasehold improvements                15 - 39         years

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, SFAS No. 109 requires the recognition of future tax benefits, such as net operating loss carry-forwards, to the extent that realization of such benefits is more likely than not. The amount of deferred tax liabilities or assets is calculated using tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.

In determining the quarterly provision for income taxes, the Company uses an annual effective tax rate based on expected annual income and statutory tax rates. Significant discrete items are separately recognized in the income tax provision in the quarter in which they occur.

The determination of the Company's provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items.

Net Income (Loss) Per Common Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings per Share and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) per common share is based on the weighted-average outstanding common shares. Diluted net income (loss) per common share is based on the weighted-average outstanding shares adjusted for the dilutive effect of stock options.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior periods to conform to current presentations.

NOTE 2 - CONTRACT RECEIVABLES

Contracts receivable consist of the following:

                                            March 31,         December 31,
                                              2006               2005
                                              ----               ----

  Completed contracts                     $  1,548,354      $   2,510,811
  Contracts in progress                      1,362,444          1,439,198
  Retainage                                    808,534            664,886
                                          ------------      -------------
                                             3,719,332          4,614,895
  Less allowance for doubtful amounts                -                  -
                                          ------------      -------------
                                          $  3,719,332      $   4,614,895
                                          ============      =============


NOTE 3 - UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts, are as follows:

                                            March 31,         December 31,
                                               2006              2005
                                               ----              ----

  Costs incurred on uncompleted contracts $ 34,829,832      $  35,222,123
  Estimated earnings                        17,537,619         16,992,366
                                          ------------      -------------
                                            52,367,451         52,214,489
  Billings to date                          50,641,948         50,153,302
                                          ------------      -------------
                                          $  1,725,503      $   2,061,187
                                          ============      =============

Included in the accompanying balance sheets under the following captions:

                                            March 31,         December 31,
                                              2006               2005
                                              ----               ----
  Costs and estimated earnings in excess of
    billings on uncompleted contracts     $  1,814,065      $   2,158,971

  Billings in excess of costs and estimated
    earnings on uncompleted contracts          (88,562)           (97,784)
                                          $  1,725,503      $   2,061,187
                                          ============      =============

NOTE 4 - LETTER OF CREDIT

At March 31, 2006, the Company had a $175,000 letter of credit issued to its insurance carrier that matures on February 24, 2007.

NOTE 5 - LINE OF CREDIT

The Company has a $2,000,000 revolving line of credit. The line bears interest at 1.25% over the Wall Street Journal Prime Rate (currently 9.00%) and is secured by all accounts, property and equipment and the guaranty of the principal shareholder. The line matures on November 14, 2006. There were no outstanding advances at March 31, 2006 or December 31, 2005.

The Company has a $9,000,000 line of credit which was used for the Mississippi hurricane work. The line bears interest at 2% over the Wall Street Journal Prime Rate (currently 9.5%) and is secured by accounts receivable. The line expired on March 16, 2006. There were no outstanding advances at March 16, 2006 or at year end.

NOTE 6 - LONG-TERM DEBT

The Company has the following long-term debt as of:

                                                        March 31,   December 31,
                                                          2006         2005
                                                          ----         ----
    Note payable secured by all accounts,
    equipment and general intangibles, bearing
    interest at 2.75% over New York Prime, with a
    maximum of 7.75% and a minimum of 5.75% (7.75%
    currently), due in monthly installments of
    $17,581 through November 2006                    $         -  $     182,562

    Note payable secured by transportation
    equipment, bearing interest at 6%, due
    in monthly installments of $3,065 through
    June 2009                                                  -        112,828
                                                     -----------  -------------
                                                               -        295,390
    Less: current portion of long-term debt                    -        213,410
                                                     -----------  -------------
                                                     $         -  $      81,980
                                                     ===========  =============

Interest expense was $4,316 and $15,560 for the three months ended March 31, 2006 and 2005, respectively.

NOTE 7 - PENSION PLAN

The Company sponsors a defined contribution plan that covers all non-union employees. Employees who are twenty-one years of age and have completed one year of service are eligible to participate. Employees may contribute from one to eighty percent of eligible salary limited to the amount allowed under the Internal Revenue Code. Company profit sharing contributions are made at the sole discretion of the Company. Currently, the Company is matching contributions up to 4%. Employees are vested 100% in salary deferral contributions. Company contributions begin vesting after two years and vest 20% a year until fully vested. Company contributions for the three months ended March 31, 2006 and 2005 totaled $15,957 and $15,060, respectively.

NOTE 8 - SHARE-BASED COMPENSATION PLANS

The Company's 2005 Stock Incentive Plan (the "Plan") was adopted on October 17, 2005, subject to shareholder approval. The Plan will be administered by the Board of Directors. All officers, employees, directors and individual consultants of the Company will be allowed to participate in the Plan. The Plan has a term of ten years. Accordingly, no grants may be made under the Plan after October 27, 2015, but the Plan will continue thereafter while previous grants remain subject to the Plan. The aggregate number of shares of common stock available under the Plan is 5 million shares. The Plan authorizes the Board of Directors to grant options that are incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, nonstatutory stock options, and restricted stock. All grants under the Plan will be made at the discretion of the Board of Directors.

Options Issued During the Quarter:

On January 1, 2006 options to purchase 250,000 shares of common stock for $0.49 per share, vesting in 5 equal annual installments were issued to the Chief Financial Officer.

In connection with a consulting agreement dated January 15, 2006 options to purchase 200,000 shares of common stock for $0.66 per share, vesting 100,000 per year were issued to a consultant.

Options Issued Previously:

On October 17, 2005, the Board of Directors granted options exercisable for a total of 1,000,000 shares to Ron Carte in his role as President, and options exercisable for a total of 500,000 shares each to David Aduddell, Ron Carte, Debra Morehead, Tom Parrish and Jerry Whitlock in their roles as Directors. All options were issued with an exercise price of $0.78 per share. Of the 1,000,000 options issued to Ron Carte as President, 200,000 options vested immediately, 400,000 options will vest in four equal annual installments, and 400,000 options will vest in four equal annual installments, but only if the Company meets certain performance goals set by the disinterested Board of Directors, The 500,000 options granted to each of Ms. Morehead and Messrs. Aduddell, Carte, Parrish and Whitlock vest in five equal annual installments, but only if a Director meets the specific individual performance goals set by the other Directors. All option grants are subject to shareholder approval of the plan at the next annual meeting of the Company's shareholders.

In connection with the terms of the Agreement and Plan of Split Off and Merger, signed September 27, 2002, Tim Aduddell was granted an option to purchase 30 million shares of common stock for $0.04 per share.

In connection with an employment contract, a former officer was granted an option to purchase 600,000 shares of common stock for $0.10 per share.

On December 31, 2002, the Company granted Westwind Digital (an affiliate of Ms. Morehead) 200,000 options at $0.08 per share in connection with the financing of certain equipment.

NOTE 9 - INCOME TAXES

The income tax provision consists of the following:

   For the three months ended March 31,       2006            2005
                                           --------         --------
     Current tax provision                  (40,000)          20,396
     Deferred tax provision                 (80,000)         (36,000)
                                           --------          -------
     Total provision for income taxes      (120,000)         (15,604)
                                           ========          =======

At March 31, 2006, the Company had net operating losses of approximately $300,000 available to reduce future federal and state taxable income. Unless utilized, the carry forward amounts will begin to expire in 2012. For federal and state tax purposes, the Company's net operating loss carry forward amounts are subject to an annual limitation due to a greater than 50% change in stock ownership which occurred in 2002, as defined by federal and state tax law.

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

The net deferred tax asset (liability) consisted of the following components:

                                                     March 31,     December 31,
                                                       2006           2005
                                                       ----           ----

Deferred tax liability on IDC and depreciation  $  (234,000)     $  (245,000)
Deferred tax asset for loss carry forward and
        share-based compensation                    373,000          304,000
                                                -----------      -----------
Deferred tax asset                                  139,000           59,000

Less: valuation allowance                           203,000          203,000
                                                -----------      -----------
Net deferred tax asset (liability)              $   (64,000)     $  (144,000)
                                                ===========      ===========

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company engaged in certain transactions with Tim Aduddell, a majority shareholder of the Company, and entities owned by Tim Aduddell.

The Company has a note receivable from an entity owned by Tim Aduddell. The loan is secured by marketable securities and a personal guaranty. Interest is accrued quarterly based on the federal mid-term rate and added to the note principal. Accrued interest income amounted to $24,135 and $16,308 for the three months ended March 31, 2006 and 2005, respectively. The balance of the note receivable totaled $1,825,268 and $1,730,340 as of March 31, 2006 and December 31, 2005,
respectively, and is classified as non-current due to its indefinite maturity date.

Aduddell Roofing leases its office, warehouse and yard facilities from Aduddell Holdings, Inc., a corporation wholly-owned by Tim Aduddell. The lease agreement is for one year and expires on September 30, 2006, with monthly rentals of $16,250. The Company is responsible for all taxes, insurance, maintenance and utilities on the leased premises. Rental expense under this lease amounted to $48,750 and $48,750 for the three months ended March 31, 2006 and 2005, respectively.

NOTE 11 - BACKLOG

The amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements on which work had not yet begun at March 31, 2006, is approximately $13,520,000.

NOTE 12 - STOCK OPTIONS

The Company has applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation awards. APB No. 25 allows for no recognition of compensation cost if the exercise price of the option is equal to the fair value of the stock at grant date. Accordingly, no compensation cost had been recognized for stock options granted in previous consolidated financial statements.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123(R), "Share Based Payment", which revised SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123(R) requires entities to measure the fair value of equity share-based payments (stock compensation) at grant date, and recognize the fair value over the period during which an employee is required to provide services in exchange for the equity instrument as a component of the income statement. SFAS No. 123(R) is effective for periods beginning after June 15, 2005. This required us to adopt FAS 123(R) effective January 1, 2006.

As of March 31, 2006, the Company has awarded share-based compensation to executives and other associates of the Company. The compensation cost and income tax benefit was $175,000 and $68,000, for the three months ended March 31, 2006 and 2005, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions used for grants in 2005, risk-free interest rates of 4.65%, no dividend yield or assumed forfeitures; expected lives of 5.0 years; and volatility of 152.08%. The amounts above are not likely to be representative of future years because there is no assurance that additional awards will be made each year.

NOTE 13 - EARNINGS PER SHARE

                                                      March 31,     March 31,
                                                         2006         2005
                                                     -----------   -----------

   Basic net income (loss) per share:
     Common shares outstanding                        49,937,921      48,737,921
                                                   -------------   -------------
     Weighted average shares outstanding              49,937,921      48,737,921
                                                   -------------   -------------
     Net Income (Loss)  per share                  $        0.00   $        0.00
                                                   =============   =============

   Diluted net income (loss) per common share:
     Common shares outstanding                        84,787,921      80,137,921
                                                   -------------   -------------
     Weighted average shares outstanding              84,787,921      80,137,921
                                                   -------------   -------------
     Net Income (Loss)  per share                  $        0.00   $        0.00
                                                   =============   =============

At March 31, 2006 and 2005 all options to purchase shares of common stock were included in the computation of income per common share-assuming dilution because all options were dilutive.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

In regard to the sale of assets and liquidation of Zenex Communications in 2002, the Company was a guarantor to the purchaser on notes with an outstanding balance of $238,435 at March 31, 2006, with approximately $6,353 in monthly principal and interest payments. The purchaser is currently in default on the required payment obligations. The continuance of the default is uncertain at this time and amount is not material in regards to our operation.

Lawsuit

Eric Beitchman v. Timothy Aduddell, et al., Case No. 5:05-cv-01465-HE, United States District Court for the Western District of Oklahoma. On December 19, 2005, a shareholder's derivative action was filed, claiming that the Company entered into certain non-arms length transactions with certain of its officers and/or directors. Among the transactions complained of is one in which the Company allegedly entered into a Telecommunications Equipment and Software Upgrade Agreement with a company partially owned and controlled by one of our officers/directors. In addition, the plaintiff complains of the Company contracting with and making payments to Oklahoma Development Group, LLC ("ODG") in connection with its outsourcing of emergency response services to ODG in 2005. Based on these and other allegations in the Complaint, the plaintiff claims that the individual defendants breached their fiduciary duties to the Company, that they abused control of the Company that they engaged in gross mismanagement, and, with respect to certain officers/director defendants, that they engaged in unjust enrichment. Plaintiff seeks damages, imposition of a constructive trust, restitution and attorneys' fees.

The Company and the individual defendants have denied the substantive allegations of the Complaint and have instructed our litigation counsel to vigorously defend the action. To date, the Company has answered the Complaint but no substantive discovery has occurred.

SFAS 5 requires that a contingent liability, in order to be accrued, must be known or definable. The potential loss, if any, related to the Beitchman suit is unknown and not estimable at this time and therefore no amounts have been accrued as a contingency for this case.

In addition, the Company is, from time to time, parties to various litigation matters arising in the normal course of the Company's business, most of which involve claims for personal injury and property damage incurred in connection with the Company's operations. The Company is not currently involved in any litigation of this nature that it believes, based on its examination of such matters, are likely to have a material adverse effect on its financial condition or results of operations.

NOTE 15 - CONCENTRATIONS

In connection with providing service to customers, Aduddell Roofing does not have contractual agreements with suppliers. The material and supplies used in the business are readily available from several vendors.

Although Aduddell Roofing had a significant number of customers, three customers accounted for 14%, 12% and 11% and 21%, 18% and 11% of the revenue, respectively for the periods ended March 31, 2006 and 2005.

The Company's contract receivables at March 31, 2006, and December 31, 2005, are from a small number of companies in various industries which could be subject to business cycle variations. As of March 31, 2006, the Company had two customers that accounted for 39% of the contracts receivable. As of December 31, 2005, the Company had three customers that accounted for 64% of the contracts receivable. This concentration subjects the Company to a credit risk if the general economy or the companies fail to perform.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     Our revenues are derived primarily from comprehensive commercial roofing services, including re-roofing, restoration and repair, new roof construction, sheet metal fabrication and waterproofing. The majority of our 2006 first quarter revenues were derived from re-roofing, restoration and repair services. In the second quarter we are increasing our focus on total services offered by expanding our waterproofing and restoration division, as well as expanding our roofing business to include standing seam and specialty metals. We also offer maintenance services, which provide recurring revenues and ongoing interaction with our customers. Revenues from fixed-price construction and renovation contracts are generally accounted for on a percentage-of-completion basis using the cost-to-cost method. The cost-to-cost method measures the percentage completion of a contract based on total costs incurred to date compared to total estimated costs to completion.

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

     The following table sets forth information used by management to assess our results of operations over the prior years 1st quarter both in aggregate amounts and the percentage increase or decrease over the prior year:

                                                      % Increase
                                     1st Qtr 2006     (decrease)     1st Qtr 2005
                                     ------------     ----------     ------------
     Core Business Revenue          $    3,734,577          13.7%   $   3,285,728
     Emergency Services Revenue     $            0             0%   $           0
     Total Revenue                  $    3,734,577          13.7%   $   3,285,728

     Core Business Margin           $      886,581          44.1%   $     615,204
     Emergency Services Margin      $            0             0%   $           0
     Total Margin                   $      886,581          44.1%   $     615,204

     Cash Flow from Operations      $ (14,226,284)     (1,237.7)%   $ (1,063,525)

     EBITDA                         $    (353,257)       (375.3)%   $     128,302

     Net Income                     $    (114,513)       (195.4)%   $     120,057

     Free Cash Flow                 $ (14,616,767)      (1062.3)%   $ (1,257,573)

Reconciliation of Free Cash Flow:
                                                          2006                 2005
                                                          ----                 ----
            Cash Flow from Operations                $ (14,226,284)       $  (1,063,525)

            Capital Expenditures                     $     390,483        $     194,048

            Free Cash Flow                           $ (14,616,767)       $  (1,257,573)

Reconciliation of EBITDA:

            Net Income                               $    (114,513)       $     120,057

            Interest (Income)                        $    (202,032)       $    (17,476)

            (Gain) Loss on Sale of Equipment         $      (3,500)       $     (6,197)

            Provision  (Benefit) for Income Taxes    $    (120,000)       $    (15,604)


            Depreciation                             $      86,788        $      47,522

            EBITDA                                   $    (353,257)       $     128,302


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

     We present EBITDA and free cash flow because we believe that each provides useful information regarding our continuing operating results. We rely on EBITDA and free cash flow as a primary measure to review and assess our operating performance and our management team's performance in connection with our executive compensation and bonus plans. We also review EBITDA and free cash flow to compare our current operating results with corresponding periods, and as an assessment of our overall liquidity and our ability to meet our debt service obligations.

     We believe that EBITDA and free cash flow are useful to investors to provide disclosures of our operating results on the same basis as that used by our management. We also believe that these measures can assist investors in comparing our performance to that of other companies on a consistent basis without regard to certain items, which do not directly affect our ongoing operating performance or cash flows. EBITDA and free cash flow, which are non-GAAP financial measures, have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for net income, cash flows from operating activities and other consolidated income or cash flows statement data prepared in accordance with accounting principles generally accepted in the United States. Because of these limitations, EBITDA and free cash flow should neither be considered as measures of discretionary cash available to us to invest in the growth of our business, nor as replacements for net income. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and free cash flow as supplemental information.

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

     Management determines the proper classification of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At March 31, 2006 and December 31, 2005, all securities covered by SFAS No. 115 were designated as available-for-sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity. Any realized gains and losses on sales of investments, as determined on a specific identification basis, are included in our Consolidated Statement of Operations.

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

     Share Based Compensation

     We recognize expense for our share-based compensation based on the fair value of the awards that are granted. The fair value of stock options is estimated at the date of grant using the Black-Scholes-Merton option valuation model which was developed for use in estimating the fair value of exchange traded options that have no vesting restrictions and are fully transferable. Option valuation methods require the input of highly subjective assumptions, including the expected stock price volatility. Measured compensation cost is recognized ratably over the vesting period of the related share-based compensation award.

     Income Taxes

     We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). This standard requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, SFAS No. 109 requires the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. The amount of deferred tax liabilities or assets is calculated by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years.

     Net Income (Loss) Per Share

     We compute net income (loss) per share in accordance with SFAS No. 128, Earnings per Share ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB No. 98"). Under the provisions of SFAS No. 128 and SAB No. 98, basic net income (loss) per share is calculated by dividing net income (loss) available to common shareholders for the period by the weighted average number of common shares outstanding during the period.

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

Results of Operations

Comparison of 1st Quarter 2006 and 2005

     Revenues. Revenues increased from $3,285,728 for the three months ended March 31, 2005 to $3,734,577 for the three months ended March 31, 2006, which represents and increase of 13.7%. We had no revenues for emergency services in either the first quarter of 2006 or 2005. Our emergency services revenues are significantly affected by the presence or absence of natural disaster related work such as tornados, hurricanes and other windstorms. Revenues for the three months ended March 31, 2006 were higher as a result of the marketing initiatives implemented in 2005 and 2006. We expect revenues to continue to grow significantly in 2006.

     Operating Expenses. Operating expenses for the three months ended March 31, 2006, were $4,211,116, or 113% of revenue, compared to $3,313,174, or 101% of revenue, for the three months ended March 31, 2005. Cost of Sales for the three months ended March 31, 2006 as a percentage of revenue decreased from 81% of revenues to 76% of revenues due to cost control initiatives in our operations group. Selling, general and administrative expenses increased to $1,312,564 in the first quarter of 2006 compared to $622,919 in the first quarter of 2005 primarily as a result of consulting, manpower, operating and travel expense related to implementing our growth strategy of approximately $403,000 and an ongoing increase in insurance, salaries, general expenses and depreciation of approximately $320,000 as a result of and in preparation for growth.

     Income(Loss) before Provision for Income Taxes. Operating income (loss) before taxes for the quarter ended March 31, 2006, was $(262,918) compared to $103,879 for the year ended March 31, 2005. The decrease in our 2006 operating income was attributable to increased selling, general and administrative cost in the first quarter.

     Net Income ( Loss). The net loss for the quarter ended March 31, 2006, was $(114,513), compared to net income of $120,057 for the quarter ended March 31, 2005. These results were influenced by the factors identified above under Revenues and Operating Expenses

Off-Balance Sheet Arrangements

     We have operating leases and guaranties that are not accrued on the balance sheet. The payments due under these leases are disclosed in footnote 10 and the contingent loan guaranty is disclosed in footnote 14 of our consolidated financial statements. Other than the lease and note guaranty, we have no contractual commitments that do not appear on the balance sheet as of March 31, 2006.

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

Commitments and Contingencies

     In regard to the sale of assets and liquidation of Zenex Communications in 2002, we were a guarantor to the purchaser on notes with an outstanding balance of $238,435 at March 31, 2006, with approximately $6,353 in monthly principal and interest payments. The purchaser is currently in default on the required payment obligations. The continuance of the default is uncertain at this time and amount is not material in regards to our operation.

     We warrant our work in the normal course of business. In management's opinion, there were no outstanding claims which would have a material effect on our operations or financial position.

     Information regarding our legal proceedings are discussed later in this document under, "Part II, Item 1. Legal Proceedings."

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

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

     Interest Rate Risk. We currently maintain an investment portfolio of high-quality fixed-income marketable securities. All securities are available for sale and recorded in the balance sheet at fair value with fluctuations in fair value reported as a component of accumulated other comprehensive income in stockholders' equity. We do not hedge our investment portfolio. Fixed-income investments with a maturity date of three months or less at the date of purchase are deemed to be cash equivalents. Any remaining fixed-income securities are considered short-term and mainly consist of investments in U.S. Treasury notes and bonds. A change of 1% in the annual percentage yield of our investment portfolio could change our unrecognized gains or losses under other comprehensive income by approximately $75,000.

Item 4.   Controls and Procedures

     It is the responsibility of our chief executive officer and our chief financial officer to ensure that we maintain controls and other procedures designed to ensure that the information required to be disclosed by us in reports that we file or submit with the Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     As of March 31, 2006, management, including the chief executive officer and chief financial officer, conducted an evaluation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer have concluded the disclosure controls and procedures currently in place are effective. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the chief executive officer and chief financial officer completed their evaluation.


                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings

     Eric Beitchman v. Timothy Aduddell, et al., Case No. 5:05-cv-01465-HE, United States District Court for the Western District of Oklahoma. On December 19, 2005, a shareholder's derivative action was filed, claiming that we entered into certain non-arms length transactions with certain of our officers and/or directors. Among the transactions complained of is one in which we allegedly entered into a Telecommunications Equipment and Software Upgrade Agreement with a company partially owned and controlled by one of our officers/directors. In addition, the plaintiff complains our contracting with and making payments to Oklahoma Development Group, LLC ("ODG") in connection with our outsourcing of emergency response services to ODG in 2005. Based on these and other allegations in the Complaint, the plaintiff claims that the individual defendants breached their fiduciary duties to us, that they abused control of us, that they engaged in gross mismanagement, and, with respect to certain officers/director defendants, that they engaged in unjust enrichment. Plaintiff seeks damages, imposition of a constructive trust, restitution and attorneys' fees.

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

Item 1A.   Risk Factors

     There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2005.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3.   Defaults Upon Senior Securities

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

Item 5.   Other Information

     None.

Item 6.   Exhibits

Exhibit No.           Description of Exhibit
-----------           ----------------------

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

3.3 Amendment to the Articles of Incorporation of Lone Wolf Energy, Inc. changing the name to Zenex Telecom, Inc. effective November 29, 2001 (filed as exhibit to our Form 8-K filed on November 28, 2001 and incorporated by reference herein)

3.4 Amendment to the Articles of Incorporation changing Zenex Telecom, Inc. to Zenex International, Inc. effective August 6, 2002 (filed as exhibit to our Form 8-K filed on August 15, 2002 and incorporated by reference herein)

10.1 Service Agreement dated February 9, 2005 between Zenex International, Inc. and Oklahoma Development Group, LLC (filed as exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference)

14 Code of Ethics for Principal Executive and Senior Financial Officers (filed as exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated by reference herein)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

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

                                         ZENEX INTERNATIONAL, INC.

May 15, 2006                             By:  /s/ Ron Carte
                                              Ron Carte, President

May 15, 2006                             By:  /s/ Reggie Cook
                                              Reggie Cook, Chief
                                              Financial Officer

EXHIBIT INDEX

EXHIBIT
  NO.          DESCRIPTION                       METHOD OF FILING
  ---          -----------                       ----------------

2.1  Agreement and Plan of Split-off and      Incorporated herein by reference
     Merger, dated as of September 27, 2002,
     by and among Zenex International, its
     subsidiary and Aduddell Roofing

3.1  Amended and Restated Articles of         Incorporated herein by reference
     Incorporation of Zenex (

3.2  Amended and Restated Bylaws of Zenex     Incorporated herein by reference

3.3  Amendment to the Articles of             Incorporated herein by reference
     Incorporation of Lone Wolf Energy, Inc.
     changing the name to Zenex Telecom, Inc.
     effective November 29, 2001

3.4  Amendment to the Articles of             Incorporated herein by reference
     Incorporation changing Zenex Telecom,
     Inc. to Zenex International, Inc.
     effective August 6, 2002

10.1 Service Agreement dated February 9, 2005 Incorporated herein by reference between Zenex International, Inc. and
     Oklahoma Development Group, LLC

14   Code of Ethics for Principal Executive   Incorporated herein by reference
     and Senior Financial Officers

31.1 Certification of Chief Executive Officer Filed herewith electronically pursuant to Section 302 of the Sarbanes
     Oxley Act of 2002

31.2 Certification of Chief Financial Officer Filed herewith electronically pursuant to Section 302 of the Sarbanes
     Oxley Act of 2002

32.1 Section 1350 Certification of Chief      Filed herewith electronically
     Executive Officer

32.2 Section 1350 Certification of Chief      Filed herewith electronically
     Financial Officer