Form 10-Q
period 2006-06-30
ADUDDELL INDUSTRIES INC
filed 2006-08-14
CIK 928373

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-24684
ADUDDELL INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Oklahoma	73-1587867
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1601 N.W. Expressway
Oklahoma City, Oklahoma	73118
(Address of principal executive offices)	(Zip Code)
(405) 810-2969
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑  No ☐
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
Yes ☐  No ☑
     On August 14, 2006, we had outstanding 50,187,921 shares of our common stock, $.001 par value.

ADUDDELL INDUSTRIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2006

Cautionary Statement Regarding Forward Looking Information
     This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of forward-looking terminology such as: “may”, “might”, “could”, “would”, “believe”, “expect”, “intend”, “plan”, “seek”, “anticipate”, “estimate”, “project” or “continue” or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this report on Form 10-Q, including without limitation, the statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and located elsewhere herein regarding our financial position and liquidity are forward-looking statements. These forward-looking statements also include, but are not limited to:
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

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
ADUDDELL INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets

Current Assets
Cash	$1,703,034	$22,330,751
Accounts receivable, net of allowance for doubtful accounts	8,845,774	4,614,895
Costs and estimated earnings in excess of billings on uncompleted contracts	1,911,655	2,158,971
Income tax receivable	159,017	—
Prepaid expenses	430,798	168,839
Employee and other receivables, net of allowance for doubtful accounts	26,676	16,199

	13,076,954	29,289,655

Non-Current Related Party Receivable	—	1,801,133

Property and Equipment
Field and shop equipment	1,129,976	637,565
Office furniture and equipment	663,691	228,927
Transportation equipment	2,798,694	1,107,193
Leasehold improvements	203,896	96,001

	4,796,257	2,069,686

Less: accumulated depreciation	(1,035,918)	(879,737)

	3,760,339	1,189,949

Other
Intangible asset customer list, net	567,660	—
Investments	462,675	423,110

	1,030,335	423,110

	$17,867,628	$32,703,847

See accompanying notes.

ADUDDELL INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
Liabilities and Shareholders’ Equity

Current Liabilities

Current portion of long-term debt	$39,566	$213,410
Accounts and subcontract payables	3,195,417	11,825,466
Accrued liabilities	758,747	250,883
Insurance payable	111,136	40,458
Income tax payable	—	5,349,105
Billings in excess of costs and estimated earnings on uncompleted contracts	253,210	97,784

	4,358,076	17,777,106

Long-Term Debt (Net of Current Portion)	145,912	81,980

Deferred Income Taxes	122,000	144,000

Shareholders’ Equity
Preferred stock ($0.001 par value, 20,000,000 shares authorized, no shares issued and Outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 50,187,921 and 48,737,921 shares issued and outstanding at June 30, 2006 and December 31, 2005)	50,188	48,738
Paid-in capital	3,342,262	4,860,632
Unrealized gain (loss) on available-for-sale securities	35,996	(3,569)
Retained earnings	9,813,194	9,794,960

	13,241,640	14,700,761

	$17,867,628	$32,703,847

See accompanying notes.

ADUDDELL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$8,637,728	$3,831,637	$12,372,306	$7,117,365

Operating Expenses
Cost of sales	7,902,525	3,736,607	10,750,521	6,407,131
Selling, general and administrative	575,898	610,785	1,888,463	1,233,704
Warranty expense	36,228	16,298	86,783	36,029

	8,514,651	4,363,690	12,725,767	7,676,864

Operating Income (Loss)	123,077	(532,053)	(353,461)	(559,499)

Other Income
Interest and dividend income	79,925	17,327	281,956	34,803
Gain(loss) on sale of equipment	22,739	(3,388)	26,239	2,809
Other income	39,211	80,583	47,300	188,235

	141,875	94,522	355,495	225,847

Net Income (Loss) from Operations Before Income Taxes	264,952	(437,531)	2,034	(333,652)

Provision for income taxes:
Current	45,800	(175,000)	5,800	(158,700)
Deferred	58,000	25,774	(22,000)	(6,130)

	103,800	(149,226)	(16,200)	(164,830)

Net Income (Loss)	161,152	(288,305)	18,234	(168,822)

Other Comprehensive Income
Unrealized holding gains (losses)	25,830	410	54,235	984
Reclassification adjustment	—	—	—	—

Comprehensive Income	$186,982	$(287,895)	$72,469	$(167,838)

Basic Net Income (Loss) per Common Share	$—	$—	$—	$—

Diluted Net Income (Loss) per Common Share	$—	$—	$—	$—

Weighted Average Common Shares Basic	50,187,921	48,737,921	50,187,921	48,737,921

Weighted Average Common Shares Assuming Dilution	83,666,739	80,737,921	83,666,739	80,737,921

See accompanying notes.

ADUDDELL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,	June 30,
	2006	2005
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities

Net income (loss)	$18,234	$(168,822)

Reconciliation of net income to net cash provided by operating activities:

Depreciation and amortization	272,154	97,381
Bad Debt Expense	87,000	—
Issuance of debt for interest expense	—	3,000
(Gain) Loss on sale of property and equip	(26,238)	(2,809)
Realized gain on forgiveness of debt (Increase) Decrease from changes in:

Accounts receivable	(4,317,879)	(642,995)
Costs and estimated earnings in excess of billings on uncompleted contracts	247,316	725,961
Officer receivable	—	—
Income tax receivable	(159,017)	—
Related party receivable	(40,787)	(33,556)

Deferred taxes	—	(170,000)

Prepaid expenses	(261,959)	(67,329)

Employee and other receivables	(10,477)	(47,521)
Intangible asset customer list	(392,537)	—
Increase (Decrease) from changes in:
Accounts payable	(8,630,049)	(1,683,350)
Insurance payable	70,678	17,223
Accrued liabilities	507,864	369,944
Income tax payable	(5,349,105)	—
Billings in excess of costs and estimated earnings on uncompleted contracts	155,426	183,685
Deferred taxes	(22,000)	—

Net adjustments to net income (loss)	(17,869,610)	(1,250,366)

Net cash used by operating activities	(17,851,376)	(1,419,188)

See accompanying notes.

ADUDDELL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,	June 30,
	2006	2005
	(Unaudited)	(Unaudited)
Cash Flows from Investing Activities
Proceeds from sale of property and equipment	35,363	78,295
Purchase of property and equipment	(2,633,033)	(340,522)

Net cash used by investing activities	(2,597,670)	(262,227)

Cash Flows from Financing Activities
Proceeds from long-term debt	—	—
Retirement of long-term debt	(298,671)	(170,673)
Proceeds from issuance of stock	120,000	—

Net cash provided(used) by financing activities	(178,671)	(170,673)

Net Increase (Decrease) in Cash	(20,627,717)	(1,852,088)

Cash at Beginning of Period	22,330,751	2,500,561

Cash at End of Period	$1,703,034	$648,473

Supplemental Disclosure of Cash Flow Information

Cash paid for:
Interest	$30,902	$33,029
Taxes	—	5,169

Supplemental Schedule of Non-Cash Investing and Financing Activities

Fixed asset additions	$135,220	$130,220

Liabilities assumed or incurred	$135,220	$130,220

Common stock issued for services	$205,000	$—

See accompanying notes.

ADUDDELL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2006
(UNAUDITED)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Nature of Business
Aduddell Industries, Inc. is engaged in the commercial and industrial roofing and re-roofing, specialty roofing metals, waterproofing and concrete restoration businesses through our subsidiary Aduddell Roofing & Waterproofing, Inc. (“Aduddell Roofing”). In addition we provide pre-event planning, event management and post-event recovery services for disaster related activities through our subsidiary Aduddell Enviro & Emergency Management Services, Inc. (“E2MS”). We were originally incorporated on March 4, 1991, in the state of Colorado. On June 7, 2006, we changed our name from Zenex International, Inc. to Aduddell Industries, Inc. and our state of incorporation from Colorado to Oklahoma.
Our revenues are derived from comprehensive commercial roofing services, including re-roofing, restoration and repair, new roof construction, sheet metal fabrication, concrete restoration and waterproofing, and emergency pre- and post-event response services. The majority of our 2006 first quarter revenues were derived from re-roofing, restoration and repair services. In the second quarter of 2006, we increased our focus on providing services to the total exterior shell of a building through the asset purchase of Merit Construction and expanded our roofing business to include standing seam and specialty metals. We derived no revenues in the first six months of 2006 from pre-event planning, event management and post-event recovery services for disaster related activities by E2MS. We also offer maintenance services, which provide recurring revenues and ongoing interaction with our customers, including a new online roof asset management service. Revenues from fixed-price construction and renovation contracts are generally accounted for on a percentage-of-completion basis using the cost-to-cost method. The cost-to-cost method measures the percentage completion of a contract based on total costs incurred to date compared to total estimated costs to completion.
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
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Aduddell Roofing and E2MS. The financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Management determines the proper classification of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At June 30, 2006 and December 31, 2005, all securities covered by SFAS No. 115 were designated as available-for-sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders’ equity. Any realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations.
Intangible Assets
The Company accounts for intangible assets using of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) which primarily addresses accounting for goodwill and intangible assets subsequent to acquisition Under SFAS No. 142, goodwill and separately identified intangible assets with indefinite lives are no longer amortized, but reviewed annually (or more frequently if impairment indicators arise) for impairment. In accordance with SFAS No. 142, intangibles with finite useful lives, which include customer lists, continue to be amortized over their estimated useful life. The Company amortizes customer lists using the straight-line method with an estimated useful life of five years. Impairment, if any, is calculated for all intangibles as the excess of the asset carrying value over its fair value and is charged to expense when discovered. No impairment was recorded for the six months ended June 30, 2006. Accumulated amortization at June 30, 2006 totaled $29,877. Amortization expense for the three months ended June 30, 2006 was $29,877. The estimated amortization of intangible assets for each of the four succeeding years is $119,507 with amortization of $89,632 in the fifth year.
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
Depreciation
Depreciation for financial statement purposes is provided on the straight-line method over the estimated useful lives of the various assets. Depreciation expense for the six months ended June 30, 2006 and 2005 was $242,277 and $97,381 respectively. For income tax purposes, accelerated methods of depreciation are used with recognition of deferred income taxes for the resulting temporary differences. Estimated useful lives for financial statement purposes are as follows:

Field and shop equipment	5 – 7	Years
Office furniture and equipment	5 – 10	Years
Transportation equipment	5	Years
Leasehold improvements	15 – 39	Years
Income Taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, SFAS No. 109 requires the recognition of future tax benefits, such as net operating loss carry-forwards, to the extent that realization of such benefits is more likely than not. The amount of deferred tax liabilities or assets is calculated using tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.
In determining the quarterly provision for income taxes, the Company uses an annual effective tax rate based on expected annual income and statutory tax rates. Significant discrete items are separately recognized in the income tax provision in the quarter in which they occur.
The determination of the Company’s provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items.
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
NOTE 2 — ACQUISITIONS
On April 1, 2006, Aduddell Roofing acquired certain operating assets of Merit Construction Services a privately held concrete restoration company. As a result of the acquisition, the Company established its restoration division and continued to expand and strengthen the services provided by its core roofing business.
The aggregate purchase price of $1,085,000 consisted of $880,000 in cash and 250,000 shares of Company common stock valued at $205,000. The value of the common shares issued was determined based on the closing market price of the Company’s common shares from the previous day. Based on the fair value of the acquired assets, the Company allocated $487,463 of the purchase price to tangible property and equipment and $597,537 to intangible assets. The intangible asset represents the benefit the Company expects to realize from the existing customer relationships and is considered to have an estimated useful life of five years.
NOTE 3 — CONTRACT RECEIVABLES
Contracts receivable consist of the following:

	June 30,	December 31,
	2006	2005
Completed contracts	$578,014	$2,510,811
Contracts in progress	6,994,177	1,439,198
Retainage	1,273,583	664,886

	8,845,774	4,614,895
Less allowance for doubtful amounts	—	—

	$8,845,774	$4,614,895

NOTE 4 — UNCOMPLETED CONTRACTS
Costs, estimated earnings, and billings on uncompleted contracts, are as follows:

	June 30,	December 31,
	2006	2005
Costs incurred on uncompleted contracts	$17,880,207	$35,222,123
Estimated earnings	734,154	16,992,366

	18,614,361	52,214,489
Billings to date	16,955,916	50,153,302

	$1,658,445	$2,061,187

Included in the accompanying balance sheets under the following captions:

	June 30,	December 31,
	2006	2005
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,911,655	$2,158,971

Billings in excess of costs and estimated earnings on uncompleted contracts	(253,210)	(97,784)

	$1,658,445	$2,061,187

NOTE 5 — LINE OF CREDIT
The Company has a $2,000,000 revolving line of credit. The line bears interest at 1.25% over the Wall Street Journal Prime Rate (currently 9.00%) and is secured by all accounts, property and equipment and the guaranty of the principal shareholder. The line matures on November 14, 2006. There were no outstanding advances at June 30, 2006 or December 31, 2005.
The Company had a $9,000,000 line of credit which was used for the Mississippi hurricane work. The line bears interest at 2% over the Wall Street Journal Prime Rate (currently 9.5%) and is secured by accounts receivable. The line expired on March 16, 2006. There were no outstanding advances at year end.
NOTE 6 — LONG-TERM DEBT
The Company has the following long-term debt as of:

	June 30	December 31,
	2006	2005
Note payable secured by all accounts, equipment and general intangibles, bearing interest at 2.75% over New York Prime, with a maximum of 7.75% and a minimum of 5.75% (7.75% currently), due in monthly installments of $17,581 through November 2006	$—	$182,562
6% to 7.75% notes payable secured by transportation equipment, due in varying monthly installments through May 2011	185,478	112,828

	185,478	295,390
Less: current portion of long-term debt	39,566	213,410

	$145,912	$81,980

Maturities of long-term debt as of June 30, 2006, are as follows:

Year	Amount
2008	$42,667
2009	46,013
2010	46,000
2011	11,232

$145,912

Interest expense was $30,902 and $33,029 for the six months ended June 30, 2006 and 2005, respectively.
NOTE 7 — LETTER OF CREDIT
At June 30 2006, the Company had a $175,000 letter of credit issued to its insurance carrier that matures on February 24, 2007.

NOTE 8 — PENSION PLAN
The Company sponsors a defined contribution plan that covers all non-union employees. Employees who are twenty-one years of age and have completed one year of service are eligible to participate. Employees may contribute from one to eighty percent of eligible salary limited to the amount allowed under the Internal Revenue Code. Company profit sharing contributions are made at the sole discretion of the Company. Currently the Company is matching contributions up to 4%. Employees are vested 100% in salary deferral contributions. Company contributions vest immediately. Company contributions for the six months ended June 30, 2006 and 2005 totaled $17,757 and $19,010, respectively.
NOTE 9 – SHARE-BASED COMPENSATION PLANS
The Company’s 2005 Stock Incentive Plan (the “Plan”) was adopted on October 17, 2005. The Plan is administered by the Board of Directors. All officers, employees, directors and individual consultants of the Company are allowed to participate in the Plan. The Plan has a term of ten years. Accordingly, no grants may be made under the Plan after October 27, 2015, but the Plan will continue thereafter while previous grants remain subject to the Plan. The aggregate number of shares of common stock available under the Plan is 5 million shares. The Plan authorizes the Board of Directors to grant options that are incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non statutory stock options, and restricted stock. All grants under the Plan will be made at the discretion of the Board of Directors.
Options Issued During the Quarter:
On April 1, 2006 options to purchase 500,000 shares of common stock for $0.80 per share to Stan Genega in his role as a Director. The options vest in five equal annual installments, but only if the Company achieves specific performance goals to be set by the Directors.
Options Issued Previously:
On October 17, 2005, the Company granted options exercisable for a total of 1,000,000 shares to Ron Carte in his role as President, and options exercisable for a total of 500,000 shares each to David Aduddell, Ron Carte, Tom Parrish and Jerry Whitlock in their roles as Directors. All options were issued with an exercise price of $0.78 per share. Of the 1,000,000 options issued to Ron Carte as President, 200,000 options vested immediately, 400,000 options will vest in four equal annual installments, and 400,000 options will vest in four equal annual installments, but only if the Company meets certain performance goals to be set by the disinterested members of the Board of Directors. The 500,000 options granted to each of Messrs. Aduddell, Carte, Parrish and Whitlock vest in five equal annual installments, but only if the Director meets the specific individual performance goals to be set by the other Directors.
In connection with the terms of the Agreement and Plan of Split Off and Merger, signed September 27, 2002, Tim Aduddell was granted an option to purchase 30 million shares of common stock for $0.04 per share. On June 7, 2006, 1,471,182 shares were redeemed in payment of debt, leaving 28,528,818 options outstanding.
In connection with a consulting agreement dated November 21, 2005, the Company granted options to purchase 100,000 shares of common stock for $0.70 per share, vesting in one year.
On January 1, 2006, the Company granted options to purchase 250,000 shares of common stock for $0.49 per share, vesting in 5 equal annual installments to the Chief Financial Officer.
In connection with a consulting agreement dated January 15, 2006, the Company granted options to purchase 200,000 shares of common stock for $0.66 per share, vesting 100,000 per year.
On October 1, 2002, in connection with an employment contract, a former officer was granted an option to purchase 600,000 shares of common stock for $0.10 per share.

On July 3, 2002, in connection with the financing of certain equipment, 200,000 options at $0.08 per share were granted.
NOTE 10 — INCOME TAXES
The income tax provision consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Current tax provision	$45,800	$(175,000)	5,800	(158,700)
Deferred tax provision	58,000	25,774	(22,000)	(6,130)

Total provision for income taxes	$103,800	$(149,226)	(16,200)	(164,830)

At June 30, 2006, the Company had net operating losses of approximately $284,000 available to reduce future federal and state taxable income. Unless utilized, the carry forward amounts will begin to expire in 2012. For federal and state tax purposes, the Company’s net operating loss carry forward amounts are subject to an annual limitation due to a greater than 50% change in stock ownership which occurred in 2002, as defined by federal and state tax law.
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
The net deferred tax asset (liability) consisted of the following components:

	June 30,	December 31,
	2006	2005
Deferred tax liability on IDC and depreciation	$(276,000)	$(245,000)
Deferred tax asset for loss carry forward and share-based compensation	357,000	304,000

Deferred tax asset	81,000	59,000
Less: valuation allowance	203,000	203,000

Net deferred tax asset (liability)	$(122,000)	$(144,000)

NOTE 11 — RELATED PARTY TRANSACTIONS
The Company has engaged in certain transactions with Tim Aduddell, a majority shareholder of the Company, and entities owned by Tim Aduddell.
The Company had a note receivable from an entity owned by Tim Aduddell. The loan was secured by marketable securities and a personal guaranty. Interest was accrued quarterly based on the federal mid-term rate and added to the note principal. Accrued interest income amounted to $40,787 and $33,556 for the six months ended June 30, 2006 and 2005, respectively. The balance of the note receivable totaled $1,801,133 at December 31, 2005 and

$1,841,920 on June 6, 2006. On June 6, 2006, the Board of Directors voted to collect the receivable by redemption of a certain portion of Tim Aduddell’s options in an amount sufficient to satisfy the outstanding unpaid accrued interest and principle on the receivable. For purposes of determining the redemption value of Mr. Aduddell’s options, the options were valued at the prior twenty day trading average ($1.52) discounted by 15% ($1.292), less the exercise price of the options ($.04) for a total value of $1.252 per option. Based upon this valuation, the Company accepted Tim Aduddell’s surrender of 1,471,182 options in satisfaction of the debt.
The Company leases its office, warehouse and yard facilities from Aduddell Holdings, Inc., a corporation wholly-owned by Tim Aduddell. The lease agreement is for one year and expires on September 30, 2006, with monthly rentals of $16,250. The Company is responsible for all taxes, insurance, maintenance and utilities on the leased premises. Rental expense under this lease amounted $97,500 for the six months ended June 30, 2006 and 2005, respectively.
NOTE 12 — BACKLOG
The amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements on which work had not yet begun at June 30, 2006, was approximately $18,237,000.
NOTE 13 — STOCK OPTIONS
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
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard) No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”), which revised SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) requires entities to measure the fair value of equity share-based payments (stock compensation) at grant date, and recognize the fair value over the period during which an employee is required to provide services in exchange for the equity instrument as a component of the income statement. SFAS No. 123(R) is effective for periods beginning after June 15, 2005. This required us to adopt FAS 123(R) effective January 1, 2006.
As of June 30, 2006, the Company has awarded shared-based compensation to executives and other associates of the Company. The compensation cost and income tax benefit was $149,600 and $58,000, for the six months ended June 30, 2006, and 2005 respectively. There were on option grants in 2004 and 2003 subject SFAS No. 123(R).
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005, risk-free interest rates of 4.65%, no dividend yield or assumed forfeitures; expected lives of 5.0 years; and volatility of 152.08%. There were no option grants in 2004 and 2003 subject to SFAS 123(R). The amounts above are not likely to be representative of future years because there is no assurance that additional awards will be made each year.
NOTE 14 — EARNINGS PER SHARE

	June 30,	June 30,
	2006	2005
Basic net income (loss) per share:

Common shares outstanding	50,187,921	48,737,921

Weighted average shares outstanding	50,187,921	48,737,921

Net Income (Loss) per share	$0.00	$0.00

Diluted net income (loss) per common share:
Common shares outstanding	83,666,739	80,737,921

Weighted average shares outstanding	83,666,739	80,737,921

Net Income (Loss) per share	$0.00	$0.00

At June 30 2006 and 2005 all options to purchase shares of common stock were included in the computation of income per common share-assuming dilution because all options were dilutive.
NOTE 15 — LEASES
In March 2006, the Company leased its corporate office facilities under an operating lease which expires April 30, 2010. Under the terms of the lease, the Company is responsible for its share of common area maintenance and operating expenses. Rent expense under the lease totaled $14,879 for the six months ended June 30, 2006.
As of June 30, 2006, the future minimum lease commitments under this lease were as follows:

Year	Amount
2007	$107,906
2008	107,906
2009	107,906
2010	89,922

$413,640

The Company leases its office, warehouse and yard facilities from Aduddell Holdings, Inc., a corporation wholly-owned by Tim Aduddell. The lease agreement is for one year and expires on September 30, 2006, with monthly rentals of $16,250. The Company is responsible for all taxes, insurance, maintenance and utilities on the leased premises. Rental expense under this lease amounted $97,500 for the six months ended June 30, 2006 and 2005, respectively.
The restoration division of Aduddell Roofing leases its office space in St Paul, Minnesota on a month to month basis with a monthly lease payment of $900.
NOTE 16 — COMMITMENTS AND CONTINGENCIES
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
In regard to the sale of assets and liquidation of Zenex Communications in 2002, we were a guarantor to the purchaser on notes with an outstanding balance of $ 225,000 at June 30, 2006, with approximately $6,353 in monthly principal and interest payments. The purchaser is currently in default on the required payment obligations. The continuance of the default is uncertain at this time and amount is not material in regards to our operation.
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
We have been sued by First Bankcentre (the “Bank”) in the Oklahoma District Court of Tulsa County, Oklahoma Case No. CJ-2006-03621. The Petition was filed on June 7, 2006. Plaintiff claims that we must issue 500,000 shares of our common stock at a purchase price of $.01 per share pursuant to a warrant held by the Bank. We believe the warrant is unenforceable. We have filed an Answer setting forth our defenses. Among them are that the warrant was issued without corporate authority, that the warrant violated the anti-tying restrictions of the Bank Holding Company Act and that the warrant represents a clog on our equity of redemption from the Bank under a prior loan that was repaid in full. The lawsuit is in it’s early stages and discovery has not been undertaken. We intend to vigorously defend this lawsuit.
In addition, we are, from time to time, parties to various litigation matters arising in the normal course of our business, most of which involve claims for personal injury and property damage incurred in connection with our operations. We are not currently involved in any litigation of this nature that we believe, based on our examination of such matters, are likely to have a material adverse effect on our financial condition or results of operations.
NOTE 17 — CONCENTRATIONS
In connection with providing service to customers, Aduddell Roofing does not have contractual agreements with suppliers. The material and supplies used in the business are readily available from several vendors.
Although Aduddell Roofing had a significant number of customers, one customer accounted for 27% of the revenue for the period ended June 30, 2006. For the period ended June 30, 2005, two customers accounted for 19% and 10% of the revenue.
The Company’s contract receivables at June 30, 2006, and December 31, 2005, are from a small number of companies in various industries which could be subject to business cycle variations. As of June 30, 2006, the Company had one customer that accounted for 34% of the contracts receivable. As of December 31, 2005, the Company had three customers that accounted for 64% of the contracts receivable. This concentration subjects the Company to a credit risk if the general economy or the companies fail to perform.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with our financial statements and notes thereto.
Introduction
     Aduddell Industries, Inc. is engaged in the commercial and industrial roofing and re-roofing business, specialty roofing metals, waterproofing and concrete restoration through our subsidiary Aduddell Roofing & Waterproofing, Inc. (“Aduddell Roofing”). In addition, we provide pre-event planning, event management and post-event recovery services for disaster related activities through our subsidiary Aduddell Enviro & Emergency Management Services, Inc. (“E2MS”). We were originally incorporated on March 4, 1991, in the state of Colorado. On June 7, 2006, we changed our name from Zenex International, Inc. to Aduddell Industries, Inc. and our state of incorporation from Colorado to Oklahoma.

Recent Developments:
     In April 2006, we purchased the assets of Merit Construction, a Minnesota based concrete restoration and waterproofing company expanding our service offering to the total exterior shell of the building. This division is operating nationally out of the St Paul, Minnesota office as the Restoration Division of Aduddell Roofing.
     In April 2006, we expanded our corporate staff by adding a business development group, full marketing staff and additional financial and strategic planning personnel. In addition, we relocated our corporate headquarters to 1601 N W Expressway, Suite 1500, in Oklahoma City.
     In May 2006, we expanded our roofing services with the creation of the Standing Seam and Metals Division of Aduddell Roofing through the addition of key personnel and additional equipment. This division is operating from our facility in south Oklahoma City.
Overview
     Our revenues are derived from comprehensive commercial roofing services, including re-roofing, restoration and repair, new roof construction, sheet metal fabrication, concrete restoration and waterproofing, and emergency pre and post event response services. We derived the majority of our 2006 first quarter revenues from re-roofing, restoration and repair services. In the second quarter of 2006, we increased our focus on providing services to the total exterior shell of the building through the asset purchase of Merit Construction and the expansion of our roofing business to include standing seam and specialty metals. We also offer maintenance services, which provide recurring revenues and ongoing interaction with our customers, including a new online roof asset management service. Revenues from fixed-price construction and renovation contracts are generally accounted for on a percentage-of-completion basis using the cost-to-cost method. The cost-to-cost method measures the percentage completion of a contract based on total costs incurred to date compared to total estimated costs to completion.
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
     The following table sets forth information used by management to assess our results of operations over the prior years 2nd quarter both in aggregate amounts and the percentage increase or decrease over the prior year:

	Three months		Three months	Six months		Six months
	ended	% Increase	ended	ended	% Increase	ended
	June 30,2006	(Decrease)	June 30, 2005	June 30, 2006	(Decrease)	June 30, 2005
Aduddell Roofing Revenue	$8,637,728	125.4%	$3,831,637	$12,372,306	73.8%	$7,117,365
E2MS Revenue	0		0	0		0
Total Revenue	$8,637,728	125.4%	$3,831,637	$12,372,306	73.8%	$7,117,365

Aduddell Roofing Gross Margin	$735,203	673.7%	$95,030	$1,621,785	128.3%	$710,234
E2MS Gross Margin	0		0	0		0
Total Gross Margin	$735,203	673.7%	$95,030	$1,621,785	128.3%	$710,234

Cash Flow from Operations	$(3,643,326)	(924.4)%	$(355,663)	$(17,869,610)	(1159.1)%	$(1,419,188)
EBITDA	$533,334	245.5%	$(366,547)	$584,140	387.3%	(203,293)
Net Income	$186,982	164.9%	$(287,895)	$72,469	143.2%	$(167,838)
Free Cash Flow	$(5,885,876)	(1072.2)%	$(502,137)	$(20,502,643)	(1065.1)%	$(1,759,710)

     The following table sets forth the reconciliation of our free cash flow to our cash flow from operations:

Cash Flow from Operations	$(3,643,326)	$(355,663)	$(17,869,610)	$(1,419,188)
Capital Expenditures	2,242,550	146,474	2,633,033	340,522
Free Cash Flow	(5,885,876)	(502,137)	(20,502,643)	(1,759,710)
     The following table reconciles our EBITDA to our net income:

Net Income	186,982	(287,895)	72,469	(167,838)
Interest (Income)	79,925	17,327	281,956	34,803
(Gain) Loss on Sale of Equipment	(22,739)	3,388	(26,239)	(2,809)
Provision (Benefit) for Income Taxes	103,800	(149,226)	(16,200)	(164,830)
Depreciation	185,366	49,859	272,154	97,381
EBITDA	533,334	(366,547)	584,140	(203,293)
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
     We believe that EBITDA and free cash flow are useful to investors to provide disclosures of our operating results on the same basis as that used by our management. We also believe that these measures can assist investors in comparing our performance to that of other companies on a consistent basis without regard to certain items, which do not directly affect our ongoing operating performance or cash flows. EBITDA and free cash flow, which are non-GAAP financial measures, have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for net income, cash flows from operating activities and other consolidated income or cash flows statement data prepared in accordance with accounting principles generally accepted in the United States. Because of these limitations, EBITDA and free cash flow should neither be considered as measures of discretionary cash available to us to invest in the growth of our business, nor as replacements for net income. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and free cash flow as supplemental information
Critical Accounting Policies and Estimates
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
     Management determines the proper classification of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At June 30, 2006 and December 31, 2005, all securities covered by SFAS No. 115 were designated as available-for-sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders’ equity. Any realized gains and losses on sales of investments, as determined on a specific identification basis, are included in our Consolidated Statement of Operations.
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
Results of Operations
Comparison of 2nd Quarter 2006 and 2005
     Revenues. Revenues increased from $3,831,637 for the three months ended June 30, 2005 to $8,637,728 for the three months ended June 30, 2006, which represents and increase of 125.4%. We had no revenues for emergency services in either the second quarter of 2006 or 2005. Our emergency services revenues are significantly affected by the presence or absence of natural disaster related work such as tornados, hurricanes and other windstorms. Revenues for the three months ended June 30, 2006 were higher as a result of increased sales resulting from the marketing initiatives we implemented in 2006 and the additional sales of $2,301,116 brought by the new restoration division. We expect revenues to continue to grow significantly in 2006.
     Operating Expenses. Operating expenses for the three months ended June 30, 2006, were $8,514,651, or 98% of revenue, compared to $4,363,690, or 114% of revenue, for the three months ended June 30, 2005. Cost of Sales for the three months ended June 30, 2006 as a percentage of revenue decreased from 98% of revenues to 91% of revenues due to cost control initiatives in our operations group and decreased total allocated general and administrative cost as a result of a larger revenue base to which we can allocate our general and administrative expenses. Selling, general and administrative expenses decreased to $575,898 in the second quarter of 2006 compared to $610,785 in the second quarter of 2005 primarily as a result of increased consulting, manpower, operating and travel expense related to implementing our growth strategy of approximately $416,000 and a decrease of $450,887 due to increased allocation of general and administrative cost as a result of increased sales.
     Income(Loss) before Provision for Income Taxes. Operating income (loss) before taxes for the quarter ended June 30, 2006, was $264,952 compared to $(437,531) for the quarter ended June 30, 2005. The increase in our 2006 operating income was primarily attributable to increased sales.
     Net Income ( Loss). The net income for the quarter ended June 30, 2006, was $186,982, compared to net loss of $(287,895) for the quarter ended June 30, 2005. These results were influenced by the factors identified above under Revenues and Operating Expenses
Comparison of six months ended June 30, 2006 and 2005
     Revenues. Revenues increased from $7,117,365 for the six months ended June 30, 2005 to $12,372,306 for the six months ended June 30, 2006, which represents and increase of 73.8%. We had no revenues for emergency services in either the first half of 2006 or 2005. Our emergency services revenues are significantly affected by the presence or absence of natural disaster related work such as tornados, hurricanes and other windstorms. Revenues for the six months ended June 30, 2006 were higher as a result of the marketing initiatives implemented in 2005 and 2006 and the additional sales of $2,301,116 brought by the new restoration division during the 2nd quarter of 2006 . We expect revenues to continue to grow significantly in 2006.
     Operating Expenses. Operating expenses for the six months ended June 30, 2006, were $12,725,767, or 103% of revenue, compared to $7,676,864, or 108% of revenue, for the six months ended June 30, 2005. Cost of Sales for the six months ended June 30, 2006 as a percentage of revenue decreased from 90% of revenues to 87% of revenues due to cost control initiatives in our operations group and decreased total allocated general and administrative cost as a result of a larger revenue base to which we can allocate our general and administrative expenses. Selling, general and administrative expenses increased to $1,888,463 in the first six months of 2006 compared to $1,233,704 in the first six months of 2005 primarily as a result of consulting, manpower, operating and travel expense related to implementing our growth strategy of approximately $819,000, a decrease of $451,000 due to increased allocation of general and administrative cost as a result of increased sales and an ongoing increase in insurance, salaries, general expenses and depreciation of approximately $300,000 as a result of and in preparation for growth.
     Income (Loss) before Provision for Income Taxes. Operating income (loss) before taxes for the six months ended June 30, 2006, was $2,034 compared to $(333,652) for the six months ended June 30, 2005. The increase in our 2006 operating income was primarily attributable to increased sales.
     Net Income ( Loss). The net income for the six months ended June 30, 2006, was $72,469, compared to net loss of $(167,838) for the six months ended June 30, 2005. These results were influenced by the factors identified above under Revenues and Operating Expenses
Off-Balance Sheet Arrangements
     We have operating leases and guaranties that are not accrued on the balance sheet. The payments due under these leases are disclosed in footnote 15 and the contingent loan guaranty is disclosed in footnote 16 of our consolidated financial statements. Other than the lease and contingent loan guaranty, we have no contractual commitments that do not appear on the balance sheet as of June 30, 2006.
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
     The roofing industry is also affected by natural disasters, such as tornadoes, hurricanes and other windstorms. Because of the need for immediate repairs and since the costs of repair are typically covered by insurance, the margins are higher on disaster-related work than on discretionary work. Sincedisaster-related work requires an immediate response, we maintain a capacity that is scalable to respond to these needs. The absence of natural disasters will result in lower revenues and higher relative administrative expenses per revenue dollar.
Commitments and Contingencies
     In regard to the sale of assets and liquidation of Zenex Communications in 2002, we were a guarantor to the purchaser on notes with an outstanding balance of $225,057 at June 30, 2006, with approximately $6,353 in monthly principal and interest payments. The purchaser is currently in default on the required payment obligations. The continuance of the default is uncertain at this time and amount is not material in regards to our operation.
     We warrant our work in the normal course of business. In management’s opinion, there were no outstanding claims which would have a material effect on our operations or financial position.
     Information regarding our legal proceedings are discussed later in this document under, “Part II, Item 1. Legal Proceedings.”
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

     Interest Rate Risk. We currently maintain an investment portfolio of high-quality fixed-income marketable securities. All securities are available for sale and recorded in the balance sheet at fair value with fluctuations in fair value reported as a component of accumulated other comprehensive income in stockholders’ equity. We do not hedge our investment portfolio. Fixed-income investments with a maturity date of three months or less at the date of purchase are deemed to be cash equivalents. Any remaining fixed-income securities are considered short-term and mainly consist of investments in U.S. Treasury notes and bonds. A change of 1% in the annual percentage yield of our investment portfolio could change our unrecognized gains or losses under other comprehensive income by approximately $25,000.
Item 4. Controls and Procedures
     It is the responsibility of our chief executive officer and our chief financial officer to ensure that we maintain controls and other procedures designed to ensure that the information required to be disclosed by us in reports that we file or submit with the Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     As of June 30, 2006, management, including the chief executive officer and chief financial officer, conducted an evaluation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer have concluded the disclosure controls and procedures currently in place are effective. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the chief executive officer and chief financial officer completed their evaluation.
PART II   OTHER INFORMATION
Item 1. Legal Proceedings
     Eric Beitchman v. Timothy Aduddell, et al., Case No. 5:05-cv-01465-HE, United States District Court for the Western District of Oklahoma. On December 19, 2005, a shareholder’s derivative action was filed, claiming that we entered into certain non-arms length transactions with certain of our officers and/or directors. Among the transactions complained of is one in which we allegedly entered into a Telecommunications Equipment and Software Upgrade Agreement with a company partially owned and controlled by one of our officers/directors. In addition, the plaintiff complains our contracting with and making payments to Oklahoma Development Group, LLC (“ODG”) in connection with our outsourcing of emergency response services to ODG in 2005. Based on these and other allegations in the Complaint, the plaintiff claims that the individual defendants breached their fiduciary duties to us, that they abused control of us, that they engaged in gross mismanagement, and, with respect to certain officers/director defendants, that they engaged in unjust enrichment. Plaintiff seeks damages, imposition of a constructive trust, restitution and attorneys’ fees.
     We and the individual defendants have denied the substantive allegations of the Complaint and have instructed our litigation counsel to vigorously defend the action. To date, we have answered the Complaint but no substantive discovery has occurred.
     We have been sued by First Bankcentre (the “Bank”) in the Oklahoma District Court of Tulsa County, Oklahoma Case No. CJ-2006-03621. The Petition was filed on June 7, 2006. Plaintiff claims that we must issue 500,000 shares of our common stock at a purchase price of $.01 per share pursuant to a warrant held by the Bank. We believe the warrant is unenforceable. We have filed an Answer setting forth our defenses. Among them are that the warrant was issued without corporate authority, that the warrant violated the anti-tying restrictions of the Bank

Holding Company Act and that the warrant represents a clog on our equity of redemption from the Bank under a prior loan that was repaid in full. The lawsuit is in it’s early stages and discovery has not been undertaken. We intend to vigorously defend this lawsuit.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On April 1, 2006, we acquired certain operating assets of Merit Construction Services. We issued 250,000 shares of our common stock on that date as a portion of the consideration for such acquisition. The shares were issued in a transaction that was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 for “transactions by the issuer not involving a public offering.”
ISSUER REPURCHASES OF EQUITY SECURITIES

				(d) Maximum Number (or
			(c) Total Number of	Approximate Dollar Value)
		(b) Average	Shares (or Units)	of Shares (or Units) that
	(a) Total Number	Price Paid per	Purchased as Part of	May Yet Be Purchased
	of Shares (or	Share (or	Publicly Announced	Under the Plans or
	Units) Purchased	Unit)	Plans or Programs	Programs
Month #1 April 1, 2006 – April 30, 2006	0	n/a	n/a	n/a

Month #2 May 1, 2006 – May 31, 2006	0	n/a	n/a	n/a

Month #3 June 1, 2006 – June 30, 2006	1,471,182 (1)	$1.252	0	0

Total	1,471,182 (1)	$1.252	0	0

(1)	On June 6, 2006, the Board of Directors voted to allow Tim Aduddell to surrender a certain portion of his stock options in satisfaction of a note receivable from an affiliate entity of Mr. Aduddell in the amount of $1,841,920 (including accrued and unpaid interest). For purposes of determining the redemption value of Mr. Aduddell’s options, the options were valued at the prior twenty day closing price of our common stock ($1.52) discounted by 15% ($1.292), less the exercise price of the options to be surrendered by Mr. Aduddell ($.04) for a total value of $1.252 per option. Based upon this valuation, Mr. Aduddell surrendered 1,471,182 options to us in satisfaction of the debt.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
     On June 7, 2006, we held an annual meeting of our shareholders The business of the meeting included the election of the following individuals as directors for one year terms or until their successors have been elected and qualified:

		Votes	Votes		Broker Non-
Director	Votes For	Against	Withheld	Abstentions	Votes

David Aduddell	49,762,324		175,597

Tim Aduddell	49,765,824		172,097

Ron Carte	49,776,174		161,747

Stan Genega	49,781,174		156,747

Debra Morehead	49,616,313		321,608

Thomas Parrish	49,782,174		156,747

Jerry Whitlock	49,781,174		156,747
     At the meeting our shareholders also voted to ratify the appointment of Sutton Robinson Freeman & Co., P.C. as our independent auditors for fiscal year 2006. The table below sets forth the voting for such proposal:

Votes	Votes		Broker
For	Against	Abstentions	Non-Votes
49,842,331	39,389	56,201
     At the meeting our shareholders also voted approve the Company’s 2005 Stock Option Plan. The table below sets forth the voting for such proposal:

Votes	Votes		Broker
For	Against	Abstentions	Non-Votes
36,592,643	264,550	49,935	13,030,793
     At the meeting, our shareholders voted to approve the reincorporation of Zenex International, Inc. from the State of Colorado to the State of Oklahoma and to change our name from Zenex International, Inc. to Aduddell Industries, Inc. The table below sets forth the voting for such proposal:

Votes	Votes		Broker
For	Against	Abstentions	Non-Votes
49,579,581	346,070	12,270

Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Split-off and Merger, dated as of September 27, 2002, by and among Zenex International, its subsidiary and Aduddell Roofing (filed as exhibit to our Form 8-K/A filed on November 15, 2002 and incorporated by reference herein)

3.1	Amended and Restated Articles of Incorporation of Zenex (filed as exhibit to our Form S-3 Registration Statement filed on August 2, 2000 and incorporated by reference herein)

3.2	Amended and Restated Bylaws of Zenex (filed as exhibit to our Form S-3 Registration Statement filed on August 2, 2000 and incorporated by reference herein).

3.3	Amendment to the Articles of Incorporation of Lone Wolf Energy, Inc. changing the name to Zenex Telecom, Inc. effective November 29, 2001 (filed as exhibit to our Form 8-K filed on November 28, 2001 and incorporated by reference herein)

3.4	Amendment to the Articles of Incorporation changing Zenex Telecom, Inc. to Zenex International, Inc. effective August 6, 2002 (filed as exhibit to our Form 8-K filed on August 15, 2002 and incorporated by reference herein)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZENEX INTERNATIONAL, INC.

August 14, 2006	By:	/s/ Ron Carte
Ron Carte, President

August 14, 2006	By:	/s/ Reggie Cook
Reggie Cook, Chief
Financial Officer
EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION	METHOD OF FILING

2.1	Agreement and Plan of Split-off and Merger, dated as of September 27, 2002, by and among Zenex International, its subsidiary and Aduddell Roofing	Incorporated herein by reference

3.1	Amended and Restated Articles of Incorporation of Zenex	Incorporated herein by reference

3.2	Amended and Restated Bylaws of Zenex	Incorporated herein by reference

3.3	Amendment to the Articles of Incorporation of Lone Wolf Energy, Inc. changing the name to Zenex Telecom, Inc. effective November 29, 2001	Incorporated herein by reference

3.4	Amendment to the Articles of Incorporation changing Zenex Telecom, Inc. to Zenex International, Inc. effective August 6, 2002	Incorporated herein by reference

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith electronically

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith electronically

32.2	Section 1350 Certification of chief Financial Officer	Filed herewith electronically