Form 10-Q
period 2006-09-30
ADUDDELL INDUSTRIES INC
filed 2006-11-14
CIK 928373

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☐       No ☑
On November 13, 2006, we had outstanding 50,187,921 shares of our common stock, $.001 par value.

ADUDDELL INDUSTRIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

Cautionary Statement Regarding Forward Looking Information
     This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of forward-looking terminology such as: “may”, “might”, “could”, “would”, “believe”, “expect”, “intend”, “plan”, “seek”, “anticipate”, “estimate”, “project” or “continue” or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this report on Form 10-Q, including without limitation, the statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and located elsewhere herein regarding our financial position and liquidity are forward-looking statements. These forward-looking statements also include, but are not limited to:
•	our ability to expand our markets and maintain or increase profit margins;

•	actions of our competitors;

•	statements regarding our anticipated revenues, expense levels, liquidity and capital resources and projections of positive operating cash flow; and

•	the matters described under “Part II – Item 1A – Risk Factors”
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

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
ADUDDELL INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets

Current Assets
Cash	$723,267	$22,330,751
Accounts receivable, net of allowance for doubtful accounts	6,614,328	4,614,895
Costs and estimated earnings in excess of billings on uncompleted contracts	5,718,550	2,158,971
Income tax receivable	401,191	—
Prepaid expenses	341,186	168,839
Employee and other receivables, net of allowance for doubtful accounts	31,756	16,199

	13,830,278	29,289,655

Non-Current Related Party Receivable	—	1,801,133

Property and Equipment
Field and shop equipment	1,227,464	637,565
Office furniture and equipment	829,333	228,927
Transportation equipment	3,139,790	1,107,193
Leasehold improvements	203,896	96,001

	5,400,483	2,069,686

Less: accumulated depreciation	(1,196,007)	(879,737)

	4,204,476	1,189,949

Other
Intangible asset customer list, net	537,783	—
Investments	578,611	423,110

	1,116,394	423,110

	$19,151,148	$32,703,847

See accompanying notes.

\

ADUDDELL INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
Liabilities and Shareholders’ Equity

Current Liabilities

Advances on Line of Credit	1,170,567
Current portion of long-term debt	40,305	213,410
Accounts and subcontract payables	3,482,844	11,825,466
Accrued liabilities	675,192	250,883
Insurance payable	97,164	40,458
Income tax payable	—	5,349,105
Billings in excess of costs and estimated earnings on uncompleted contracts	94,892	97,784

	5,560,964	17,777,106

Long-Term Debt (Net of Current Portion)	135,742	81,980

Deferred Income Taxes	180,000	144,000

Shareholders’ Equity
Preferred stock ($0.001 par value, 20,000,000 shares authorized, no shares issued and Outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 50,187,921 and 48,737,921 shares issued and outstanding at September 30, 2006 and December 31, 2005)	50,188	48,738
Paid-in capital	3,342,262	4,860,632
Unrealized gain (loss) on available-for-sale securities	5,656	(3,569)
Retained earnings	9,876,336	9,794,960

	13,274,442	14,700,761

	$19,151,148	$32,703,847

See accompanying notes.

ADUDDELL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended Sept 30,
	2006	2005	2006	2005
Revenues	$11,574,763	$34,746,247	$23,947,068	$41,863,612

Operating Expenses
Cost of sales	10,174,307	22,543,572	20,924,829	28,950,703
Selling, general and administrative	1,344,290	848,056	3,232,753	2,081,760
Warranty expense	34,966	56,215	121,749	92,244

	11,553,563	23,447,843	24,279,331	31,124,707

Operating Income (Loss)	21,200	11,298,404	(332,263)	10,730,905

Other Income
Interest and dividend income	18,145	23,465	300,102	58,268
Gain(loss) on sale of equipment	2,500	4,561	28,739	7,370
Other income	32,498	58,817	79,798	247,052

	53,143	86,843	408,639	312,690

Net Income (Loss) from Operations Before Income Taxes	74,343	11,385,247	76,376	11,051,595

Provision for income taxes:
Current	(46,800)	4,443,219	(41,000)	4,267,389
Deferred	58,000	(25,000)	36,000	36,000

	11,200	4,418,219	(5,000)	4,303,389

Net Income (Loss)	63,143	6,917,028	81,376	6,748,206

Other Comprehensive Income

Unrealized holding gains (losses)	(45,010)	31,816	9,225	32,800
Reclassification adjustment	—	—	—	—

Comprehensive Income	$18,133	$6,948,844	$90,601	$6,781,006

Basic Net Income (Loss) per Common Share	$—	$.14	$—	$.14

Diluted Net Income (Loss) per Common Share	$—	$.09	$—	$.08

Weighted Average Common Shares Basic	50,187,921	48,737,921	50,187,921	48,737,921

Weighted Average Common Shares Assuming Dilution	79,853,005	80,624,187	79,853,005	80,624,187

See accompanying notes.

ADUDDELL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	Sept 30,	Sept 30,
	2006	2005
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities

Net income	$81,376	$6,784,206

Reconciliation of net income to net cash provided by operating activities:

Depreciation and amortization	472,620	152,894
Bad debt expense	119,215	—
Issuance of debt for interest expense	—	4,500
(Gain) on sale of property and equip	(28,739)	(12,369)
Realized gain on forgiveness of debt
(Increase) Decrease from changes in:

Accounts receivable	(2,118,648)	(3,889,058)
Costs and estimated earnings in excess of Billings on uncompleted contracts	(3,559,579)	(26,723,107)
Officer receivable	—	—
Income tax receivable	(401,191)	—
Related party receivable	(40,787)	(51,768)
Deferred taxes	—	(26,000)
Prepaid expenses	(172,347)	(20,472)
Employee and other receivables	(15,557)	73,128
Intangible asset customer list	(392,537)	—

Increase (Decrease) from changes in:
Accounts payable	(8,342,622)	13,183,117
Insurance payable	56,706	(27,255)
Accrued liabilities	424,309	81,339
Income tax payable	(5,349,105)	4,207,268
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,892)	(143,807)
Deferred taxes	36,000	—

Net adjustments to net income	(19,315,154)	(13,191,590)

Net cash used by operating activities	(19,233,778)	(6,443,384)

See accompanying notes.

ADUDDELL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	Sept 30,	Sept 30,
	2006	2005
	(Unaudited)	(Unaudited)
Cash Flows from Investing Activities
Proceeds from sale of property and equipment	37,863	88,295
Purchase of investments	(146,276)	—
Purchase of property and equipment	(3,247,759)	(560,062)

Net cash used by investing activities	(3,356,172)	(471,767)

Cash Flows from Financing Activities

Net change in line of credit	1,170,567	4,979,337
Retirement of long-term debt	(308,101)	(244,725)
Proceeds from issuance of stock	120,000	—

Net cash provided by financing activities	982,466	4,734,612

Net Increase (Decrease) in Cash	(21,607,484)	(2,180,539)

Cash at Beginning of Period	22,330,751	2,500,561

Cash at End of Period	$723,267	$320,022

Supplemental Disclosure of Cash Flow Information

Cash paid for:
Interest	$30,902	$50,033
Taxes	252,450	122,120

Supplemental Schedule of Non-Cash Investing and Financing Activities

Fixed asset additions	$135,220	$130,220
Liabilities assumed or incurred	$135,220	$130,220

Common stock issued for acquisition	$205,000	$—

See accompanying notes.

ADUDDELL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2006
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
Our revenues are derived from comprehensive commercial roofing services, including re-roofing, restoration and repair, new roof construction, sheet metal fabrication, concrete restoration and waterproofing, and emergency pre- and post-event response services. The majority of our 2006 first quarter revenues were derived from re-roofing, restoration and repair services. In the second quarter of 2006, we increased our focus on providing services to the total exterior shell of a building through the asset purchase of Merit Construction, a concrete restoration company and expanded our roofing business to include standing seam and specialty metals. In the third quarter of 2006 we focused on the organic growth of these business areas as well as our continued search for acquisitions in key markets. On October 20, 2006, we signed a letter of intent to acquire Brent Anderson & Associates, Inc., a Minnesota based restoration, roofing and waterproofing company. This transaction is expected to close in November 2006 and add significant resources, including below grade waterproofing to our service offerings. While we derived no revenues in the first nine months of 2006 from pre-event planning, event management and post-event recovery services for disaster related activities by E2MS, we have leveraged our relationships to provide growth in the roofing and restoration markets. In addition we have negotiated a number of pre-event contracts as first responders in the event of an emergency. In one of these contracts, E2MS has been named the preferred vendor for emergency planning and response by ASFONA, the Starwood Hotels franchise owners association, and our division president, Randall Oberlag, has been named as an honorary board member of that organization.
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
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Aduddell Roofing, E2MS and Aduddell Financial Services. The financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading. All significant intercompany accounts and transactions have been eliminated in consolidation.

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
Management determines the proper classification of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At September 30, 2006 and December 31, 2005, all securities covered by SFAS No. 115 were designated as available-for-sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders’ equity. Any realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations.
Intangible Assets
The Company accounts for intangible assets using of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) which primarily addresses accounting for goodwill and intangible assets subsequent to acquisition. Under SFAS No. 142, goodwill and separately identified intangible assets with indefinite lives are no longer amortized, but reviewed annually (or more frequently if impairment indicators arise) for impairment. In accordance with SFAS No. 142, intangibles with finite useful lives, which include customer lists, continue to be amortized over their estimated useful life. The Company amortizes customer lists using the straight-line method with an estimated useful life of five years. Impairment, if any, is calculated for all intangibles as the excess of the asset carrying value over its fair value and is charged to expense when discovered. No impairment was recorded for the nine months ended September 30, 2006. Accumulated amortization at September 30, 2006 totaled $59,754. Amortization expense for the three months ended September 30, 2006 was $29,877. The estimated amortization of intangible assets for each of the four succeeding years is $119,508 with amortization of $59,751 in the fifth year.

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
Depreciation
Depreciation for financial statement purposes is provided on the straight-line method over the estimated useful lives of the various assets. Depreciation expense for the nine months ended September 30, 2006 and 2005 was $412,866 and $152,894 respectively. For income tax purposes, accelerated methods of depreciation are used with recognition of deferred income taxes for the resulting temporary differences. Estimated useful lives for financial statement purposes are as follows:

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
NOTE 2 — ACQUISITIONS
On April 1, 2006, Aduddell Roofing acquired certain operating assets of Merit Construction Services, a privately held concrete restoration company. As a result of the acquisition, the Company established its restoration division and continued to expand and strengthen the services provided by its core roofing business.
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
In September 2006, we purchased the assets of EyeOpener Creative Communications, LLC, an integrated marketing company, to help develop and brand Aduddell’s operating business units. EyeOpener will provide Aduddell with professional and targeted marketing and sales support through strategic advertising, branding, web-based communications, sales tools, and market research.
On October 20, 2006 the company signed a non-binding letter of intent to purchase Brent Anderson & Associates, a Minnesota-based restoration, roofing and waterproofing company. The transaction is expected to close in November 2006. This acquisition will expand the company’s capabilities in all of these categories as well as add expertise in below grade waterproofing.
NOTE 3 — CONTRACT RECEIVABLES
Contracts receivable consist of the following:

	September 30,	December 31,
	2006	2005
Completed contracts	$960,413	$2,510,811
Contracts in progress	3,779,995	1,439,198
Retainage	1,873,920	664,886

	6,614,328	4,614,895
Less allowance for doubtful amounts	—	—

	$6,614,328	$4,614,895

NOTE 4 — UNCOMPLETED CONTRACTS
Costs, estimated earnings, and billings on uncompleted contracts, are as follows:

	September 30,	December 31,
	2006	2005
Costs incurred on uncompleted contracts	$24,002,155	$35,222,123
Estimated earnings	2,436,842	16,992,366

	26,438,997	52,214,489
Billings to date	20,815,339	50,153,302

	$5,623,658	$2,061,187

Included in the accompanying balance sheets under the following captions:

	September 30,	December 31,
	2006	2005
Costs and estimated earnings in excess of billings on uncompleted contracts	$5,718,550	$2,158,971
Billings in excess of costs and estimated earnings on uncompleted contracts	(94,892)	(97,784)

	$5,623,658	$2,061,187

NOTE 5 — LINE OF CREDIT
The Company has a $10,000,000 revolving line of credit. The line bears interest at 1.375% over the published LIBOR Rate (currently 5.4%) and is secured by all accounts, property and equipment. The line matures on August 1, 2007. There were no outstanding advances at December 31, 2005 and the outstanding amount at September 30, 2006 was $1,170,567.
NOTE 6 — LONG-TERM DEBT
The Company has the following long-term debt as of:

	September 30	December 31,
	2006	2005
Note payable secured by all accounts, equipment and general intangibles, bearing interest at 2.75% over New York Prime, with a maximum of 7.75% and a minimum of 5.75% (7.75% currently), due in monthly installments of $17, 581 through November 2006	$—	$182,562
6% to 7.75% notes payable secured by transportation equipment, due in varying monthly installments through May 2011	176,047	112,828

	176,047	295,390
Less: current portion of long-term debt	40,305	213,410

	$135,742	$81,980

Maturities of long-term debt as of September 30, 2006, are as follows:

Year	Amount
2008	$43,464
2009	46,872
2010	37,133
2011	8,273

$135,742

Interest expense was $46,481 and $50,033for the nine months ended September 30, 2006 and 2005, respectively.

NOTE 7 — LETTER OF CREDIT
At September 30 2006, the Company had a $175,000 letter of credit issued to its insurance carrier that matures on February 24, 2007.
NOTE 8 — PENSION PLAN
The Company sponsors a defined contribution plan that covers all non-union employees. Employees who are twenty-one years of age and have completed one year of service are eligible to participate. Employees may contribute from one to eighty percent of eligible salary limited to the amount allowed under the Internal Revenue Code. Company profit sharing contributions are made at the sole discretion of the Company. Currently the Company is matching contributions up to 4%. Employees are vested 100% in salary deferral contributions. Company contributions vest immediately. Company contributions for the nine months ended September 30, 2006 and 2005 totaled $45,396 and $27,885, respectively.
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
Options Issued During the Quarter:
On September 1, 2006 options to purchase 25,000 shares of common stock for $1.02 per share were issued to an employee of the Company for exemplary performance. The options vest in five equal annual installments.
Options Issued Previously:
On October 17, 2005, the Company granted options exercisable for a total of 1,000,000 shares to Ron Carte in his role as President, and options exercisable for a total of 500,000 shares each to David Aduddell, Ron Carte, Tom Parrish and Jerry Whitlock in their roles as Directors at an exercise price of $0.78 per share. On April 1, 2006 the Company granted options exercisable for a total of 500,000 shares to Stan Genega in his role as a director, with an exercise price of $0.80 per share. Of the 1,000,000 options issued to Ron Carte as President, 200,000 options vested immediately, 400,000 options will vest in four equal annual installments, and 400,000 options will vest in four equal annual installments, but only if the Company meets certain performance goals to be set by the disinterested members of the Board of Directors. The 500,000 options granted to each of Messrs. Aduddell, Carte, Parrish, Whitlock and Genega vest in five equal annual installments, but only if the Director meets the specific individual performance goals to be set by the other Directors.
In connection with the terms of the Agreement and Plan of Split Off and Merger, signed September 27, 2002, Tim Aduddell was granted an option to purchase 30 million shares of common stock for $0.04 per share. On June 7, 2006, 1,471,182 of these options were exercised, and the underlying shares were redeemed in payment of debt, leaving 28,528,818 options outstanding.
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
In connection with an employment agreement dated May 1, 2006, the company granted options to purchase 25,000 shares of common stock for $1.38 per share.
On October 1, 2002, in connection with an employment contract, a former officer was granted an option to purchase 600,000 shares of common stock for $0.10 per share.
On July 3, 2002, in connection with the financing of certain equipment, 200,000 options at $0.08 per share were granted.
NOTE 10 — INCOME TAXES
The income tax provision consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Current tax provision	$(46,800)	$4,442,319	$(41,000)	$4,267,389
Deferred tax provision	58,000	(25,000)	36,000	36,000

Total provision for income taxes	$11,200	$4,418,219	$(5,000)	$4,404,389

A reconciliation of the current provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal (34%) and state (5%) income tax rates to income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Computed tax at the statutory rates tax provision	$25,276	$4,440,246	$29,786	$4,310,122
Difference between book and tax depreciation	(72,076)	2,973	(70,786)	(42,733)

Total current income tax provision	$(46,800)	$4,443,219	$(41,000)	$4,267,389

At September 30, 2006, the Company had net operating losses of approximately $297,000 available to reduce future federal and state taxable income. Unless utilized, the carry forward amounts will begin to expire in 2012. For federal and state tax purposes, the Company’s net operating loss carry forward amounts are subject to an annual limitation due to a greater than 50% change in stock ownership which occurred in 2002, as defined by federal and state tax law.
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

The net deferred tax asset (liability) consisted of the following components:

	September 30,	December 31,
	2006	2005
Deferred tax liability on IDC and depreciation	$(245,000)	$(245,000)
Deferred tax asset for loss carry forward and share-based compensation	304,000	304,000

Deferred tax asset	59,000	59,000
Less: valuation allowance	203,000	203,000

Net deferred tax asset (liability)	$(180,000)	$(144,000)

NOTE 11 — RELATED PARTY TRANSACTIONS
The Company has engaged in certain transactions with Tim Aduddell, a majority shareholder of the Company, and entities owned by Tim Aduddell.
The Company had a note receivable from an entity owned by Tim Aduddell. The loan was secured by marketable securities and a personal guaranty. Interest was accrued quarterly based on the federal mid-term rate and added to the note principal. Accrued interest income amounted to $40,787 and $51,768 for the nine months ended September 30, 2006 and 2005, respectively. The balance of the note receivable totaled $1,801,133 at December 31, 2005 and $1,841,920 on June 6, 2006. On June 6, 2006, the Board of Directors voted to collect the receivable by redemption of a certain portion of Tim Aduddell’s options in an amount sufficient to satisfy the outstanding unpaid accrued interest and principle on the receivable. For purposes of determining the redemption value of Mr. Aduddell’s options, the options were valued at the prior twenty day trading average ($1.52) discounted by 15% ($1.292), less the exercise price of the options ($.04) for a total value of $1.252 per option. Based upon this valuation, the Company accepted Tim Aduddell’s surrender of 1,471,182 options in satisfaction of the debt.
The Company leases its office, warehouse and yard facilities from Aduddell Holdings, Inc., a corporation wholly-owned by Tim Aduddell. The lease agreement is for one year and expires on September 30, 2007, with monthly rentals of $16,250. The Company is responsible for all taxes, insurance, maintenance and utilities on the leased premises. Rental expense under this lease amounted $146,250 for the nine months ended September 30, 2006 and 2005, respectively.
NOTE 12 — BACKLOG
The amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements on which work had not yet begun at September 30, 2006, was approximately $8,037,676.
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
As of September 30, 2006, the Company has awarded shared-based compensation to executives and other associates of the Company. In connection with an employment reward dated September 1, 2006, the company granted options to purchase 25,000 shares of common stock for $1.02 per share. The compensation cost and income tax benefit was $149,600 and $58,000, for the nine months ended September 30, 2006. There were no option grants in 2004 and 2003 subject to the SFAS.
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
NOTE 14 — EARNINGS PER SHARE

	September 30,	September 30,
	2006	2005
Basic net income (loss) per share:
Common shares outstanding	50,187,921	48,737,921

Weighted average shares outstanding	50,187,921	48,737,921

Net Income (Loss) per share	$0.00	$0.14

Diluted net income (loss) per common share:
Common shares outstanding	79,853,005	80,624,187

Weighted average shares outstanding	79,853,005	80,624,187

Net Income (Loss) per share	$0.00	$0.08

At September 30 2005 all options to purchase shares of common stock were included in the computation of income per common share-assuming dilution because all options were dilutive. At September 30, 2006, 3,650,000 options were excluded because the exercise price exceeded the market price.
NOTE 15 — LEASES
In March 2006, the Company leased its corporate office facilities under an operating lease which expires April 30, 2010. Under the terms of the lease, the Company is responsible for its share of common area maintenance and operating expenses. Rent expense under the lease totaled $27,991 for the nine months ended September 30, 2006.
As of September 30, 2006, the future minimum lease commitments under this lease were as follows:

Year	Amount
2007	$107,906
2008	107,906
2009	107,906
2010	62,946

$386,664

The Company leases its office, warehouse and yard facilities from Aduddell Holdings, Inc., a corporation wholly owned by Tim Aduddell. The lease agreement is for one year and expires on September 30, 2007, with monthly rentals of $16,250. The Company is responsible for all taxes, insurance, maintenance and utilities on the leased premises. Rental expense under this lease amounted $146,250 for the nine months ended September 30, 2006 and 2005, respectively.

The restoration division of Aduddell Roofing leases its office space in St Paul, Minnesota on a month-to-month basis with a monthly lease payment of $900.
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
In regard to the sale of assets and liquidation of Zenex Communications in 2002, we were a guarantor to the purchaser on notes with an outstanding balance of $211,132 at September 30, 2006, with approximately $6,353 in monthly principal and interest payments. The purchaser is currently in default on the required payment obligations. The continuance of the default is uncertain at this time and amount is not material in regards to our operations.
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
We and the individual defendants have denied the substantive allegations of the Complaint and have instructed our litigation counsel to vigorously defend the action. To date, we have answered the Complaint and discovery is ongoing.
We have been sued by First Bankcentre (the “Bank”) in the Oklahoma District Court of Tulsa County, Oklahoma Case No. CJ-2006-03621. The Petition was filed on June 7, 2006. Plaintiff claims that we must issue 500,000 shares of our common stock at a purchase price of $.01 per share pursuant to a warrant held by the Bank. We believe the warrant is unenforceable. We have filed an Answer setting forth our defenses. Among them are that the warrant was issued without corporate authority, that the warrant violated the anti-tying restrictions of the Bank Holding Company Act and that the warrant represents a clog on our equity of redemption from the Bank under a prior loan that was repaid in full. The lawsuit is in its early stages and discovery has not been undertaken. We intend to vigorously defend this lawsuit.
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

Although Aduddell Roofing had a significant number of customers, one customer accounted for 41% of the revenue for the period ended September 30, 2006. For the period ended September 30, 2005, the USACE accounted for 68% of the revenue.
The Company’s contract receivables at September 30, 2006, and December 31, 2005, are from a small number of companies in various industries which could be subject to business cycle variations. As of September 30, 2006, the Company had two customer that accounted for 26% and 13% of the contracts receivable. As of December 31, 2005, the Company had three customers that accounted for 67% of the contracts receivable. This concentration subjects the Company to a credit risk if the general economy or the companies fail to perform.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with our financial statements and notes thereto.
Introduction
     Aduddell Industries, Inc. is engaged in the commercial and industrial roofing and re-roofing business, specialty roofing metals, waterproofing and concrete restoration through our subsidiary Aduddell Roofing & Waterproofing, Inc. (“Aduddell Roofing”). In addition, we provide pre-event planning, event management and post-event recovery services for disaster-related activities through our subsidiary Aduddell Enviro & Emergency Management Services, Inc. (“E2MS”). We were originally incorporated on March 4, 1991, in the state of Colorado. On June 7, 2006, we changed our name from Zenex International, Inc. to Aduddell Industries, Inc. and our state of incorporation from Colorado to Oklahoma.
Recent Developments:
     In April 2006, we purchased the assets of Merit Construction, a Minnesota-based concrete restoration and waterproofing company expanding our service offering to the total exterior shell of the building. This division is operating nationally out of the St Paul, Minnesota office as the Restoration Division of Aduddell Roofing.
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
     In July 2006, our joint venture partnership, Hickman Community Services, LLC, was awarded an exclusive contract with U. S. Communities, a national government purchasing alliance, as the sole provider of roofing services and material for over 80,000 government agencies and not for profit organizations. U S Communities anticipates this contract will grow to $100 million dollars in annual revenue within 3 years.
     In July 2006, we signed an operating agreement with Professional Services Industries Inc., a national Engineering services group, to provide engineering and construction support as well as construction oversight on our projects nationwide.
     In August 2006, we expanded our roofing services by opening a Florida office and our restoration services by adding an Ohio office. We continue to manage our organic growth by strategic placement of satellite offices in key market areas.
     In September 2006, E2MS was named the preferred provider of emergency planning and response services for the Starwood Hotel franchise owners association, ASFONA. Starwood operates over 800 hotels nationally and internationally. In addition, Randall Oberlag, president of E2MS, has been named an honorary board member of the association.
     In September 2006, we purchased the assets of EyeOpener Creative Communications, LLC, an integrated marketing company, to help develop and brand Aduddell’s operating business units. EyeOpener will provide Aduddell with professional and targeted marketing and sales support through strategic advertising, branding, web-based communications, sales tools, and market research.
     In October 2006, we signed a non-binding letter of intent to acquire Brent Anderson & Associates, Inc., a privately held concrete restoration, below grade waterproofing and roofing company in Minneapolis, Minnesota. It is anticipated closing will occur on or before November 30, 2006. The acquisition is expected to add approximately $25 to $30 million in annualized revenue and be accretive to calendar 2007 earnings along with significant opportunities for growth. If completed, the purchase solidifies Aduddell Industries as the key competitor in the U. S. restoration market.
Overview
     Our revenues are derived from comprehensive commercial roofing services, including re-roofing, restoration and repair, new roof construction, sheet metal fabrication, concrete restoration and waterproofing, and emergency pre- and post-event response services. The majority of our 2006 first quarter revenues were derived from re-roofing, restoration and repair services. In the second quarter of 2006, we increased our focus on providing services to the total exterior shell of a building through the asset purchase of Merit Construction, a concrete restoration company and expanded our roofing business to include standing seam and specialty metals. In the third quarter of 2006, we focused on the organic growth of these business areas as well as our continued search for acquisitions in key markets. On October 20, 2006, we signed a letter of intent to acquire Brent Anderson & Associates, Inc., a Minnesota-based restoration, roofing and waterproofing company. This transaction is expected to close in November 2006 and add significant resources, including below grade waterproofing to our service offerings. While we derived no revenues in the first nine months of 2006 from pre-event planning, event management and post-event recovery services for disaster-related activities by E2MS, we have leveraged our relationships to provide growth in the roofing and restoration markets. In addition we have negotiated a number of pre-event contracts as first responders in the event of an emergency. In one of these contracts, E2MS has been named the preferred vendor for emergency planning and response by ASFONA, the Starwood Hotels franchise owners association, and our division president, Randall Oberlag, has been named as an honorary board member of that organization.
     We also offer maintenance services, which provide recurring revenues and ongoing interaction with our customers, including a new online roof asset management service. Revenues from fixed-price construction and renovation contracts are generally accounted for on a percentage-of-completion basis using the cost-to-cost method. The cost-to-cost method measures the percentage completion of a contract based on total costs incurred to date compared to total estimated costs to completion
     Cost of revenues consists primarily of compensation and benefits to field staff, materials, subcontracted services, parts and supplies, depreciation, fuel and other vehicle expenses and equipment rentals. Our gross profit percentage, which is gross profit expressed as a percentage of revenues, depends primarily on the relative proportions of costs related to labor and materials. On jobs in which a higher percentage of the cost of revenues consists of labor costs, we typically achieve higher gross margins than on jobs where materials represent more of the cost of revenues. Margins are also affected by the competitive bidding process and the technical difficulty of the project. New roof construction work is more likely to be competitively bid than re-roofing, restoration and repair. Typically, re-roofing, restoration and repair jobs are more labor intensive and have higher margins than new roof construction.

     The following table sets forth information used by management to assess our results of operations over the prior year’s 3rd quarter both in aggregate amounts and the percentage increase or decrease over the prior year:

	Three		Three
	months	%	months	Nine months	%	Nine months
	ended	Increase	ended	ended	Increase	ended
	Sept 30, 2006	(Decrease)	Sept 30, 2005	Sept 30, 2006	(Decrease)	Sept 30, 2005
Aduddell Roofing Revenue	$11,574,763	93%	$6,010,532	$23,947,068	82%	$13,127,897
E2MS Revenue	$—	(100)%	28,735,715	$—	(100)%	$28,735,715
Total Revenue	$11,574,763	(67)%	$34,746,247	$23,947,068	(43)%	$41,863,612

Aduddell Roofing Gross Margin	$1,487,756	(1)%	$1,496,169	$3,150,939	43%	$2,206,403
E2MS Gross Margin	$(87,300)	(101)%	$10,706,506	$(128,700)	(101)%	$10,706,506
Total Gross Margin	$1,400,456	(89)%	$12,202,675	$3,022,239	(77)%	$12,912,909

Corporate Admin & Sales	$651,784	691%	$82,368	$1,350,473	684%	$172,344

Cash Flow from Operations	$(1,364,168)	73%	$(5,024,196)	$(19,233,778)	(199)%	$(6,443,384)

EBITDA	$250,444	(98)%	$11,465,602	$887,062	(92)%	$11,302,927

Net Income	$18,133	(100)%	$6,948,844	$90,601	(99)%	$6,781,006

Free Cash Flow	$(1,978,894)	62%	$(5,243,736)	$(22,481,537)	(221)%	$(7,003,446)
     The following table sets forth the reconciliation of our free cash flow to our cash flow from operations:

Cash Flow from Operations	$(1,364,168)	$(5,024,196)	$(19,233,778)	$(6,443,384)

Capital Expenditures	614,726	219,540	3,247,759	560,062

Free Cash Flow	(1,978,894)	(5,243,736)	(22,481,537)	(7,003,446)
     The following table reconciles our EBITDA to our net income:

Net Income	18,133	6,984,844	90,601	6,781,006

Interest (Income)	18,145	23,465	300,102	58,268

(Gain) Loss on Sale of Equipment	2,500	4,561	28,739	7,370

Provision (Benefit) for Income Taxes	11,200	4,418,219	(5,000)	4,303,389

Depreciation	200,466	55,513	472,620	152,894

EBITDA	250,444	11,465,602	887,062	11,302,927

     Our EBITDA is determined by adding the following to net income: net interest income, (gain) loss on sale of equipment, provision (benefit) for income taxes, and depreciation. We calculate free cash flow by subtracting capital expenditures from cash flow from operations. The table above reconciles EBITDA to net income, and free cash flow to cash flow from operations.
     We present EBITDA and free cash flow because we believe that each provides useful information regarding our continuing operating results. We rely on EBITDA and free cash flow as primary measures to review and assess our operating performance and our management team’s performance in connection with our executive compensation and bonus plans. We also review EBITDA and free cash flow to compare our current operating results with corresponding periods, and as an assessment of our overall liquidity and our ability to meet our debt service obligations.
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
Results of Operations
Comparison of 3rd Quarter 2006 and 2005
     Revenues. Revenues decreased from $34,746,247 for the three months ended September 30, 2005 to $11,574,763 for the three months ended September 30, 2006, which represents a decrease of 67%. This is a result of no disaster relief revenue in 2006 compared to $28,735,715 of revenue in 2005. Our core business actually increased 93% from $6,010,532 in 2005 to $11,574,763 in 2006. Our emergency services revenues are significantly affected by the presence or absence of natural disaster-related work such as tornados, hurricanes and other windstorms. Revenues in roofing and restoration for the three months ended September 30, 2006 were higher as a result of increased sales resulting from the marketing initiatives we implemented in 2006 and the additional sales of $1,605,935 brought by our new restoration division.
     Operating Expenses. Operating expenses for the three months ended September 30, 2006, were $11,553,563, or 99% of revenue, compared to $23,447,843, or 67% of revenue, for the three months ended September 30, 2005. Cost of Sales for the three months ended September 30, 2006 as a percentage of revenue increased from 65% of revenues to 88% of revenues due to the absence of emergency services response activity in 2006. Selling, general and administrative expenses increased to $1,344,290 in the third quarter of 2006 compared to $848,056 in the third quarter of 2005 primarily as a result of increased consulting, manpower, operating and travel expense, related to implementing sales and marketing efforts, as we prepare for growth, of approximately $569,416. These additional administrative expenses are the parent company base-line expenses required to manage the anticipated future revenue generated by our growth strategy. These parent company administrative expenses should support operations up to $100 million dollars annually with minimal increase.
     Income(Loss) before Provision for Income Taxes. Operating income (loss) before taxes for the quarter ended September 30, 2006, was $74,343 compared to $11,385,247 for the quarter ended September 30, 2005. The decrease in our 2006 operating income was primarily attributable to lack of disaster service income in addition to increased selling, general and administrative cost.
     Net Income ( Loss). The net income for the quarter ended September 30, 2006, was $18,133, compared to net income of $ 6,948,844 for the quarter ended September 30, 2005. These results were influenced by the factors identified above under Revenues and Operating Expenses.

Comparison of nine months ended September 30, 2006 and 2005
     Revenues. Revenues decreased from $41,863,612 for the nine months ended September 30, 2005 to $23,947,068 for the nine months ended September 30, 2006, which represents a decrease of 43%. This is a result of no disaster relief revenue in 2006 compared to $28,735,715 of revenue in 2005. Our core business actually increased 82% from $13,127,897 in 2005 to $23,947,068 in 2006. Our emergency services revenues are significantly affected by the presence or absence of natural disaster-related work such as tornados, hurricanes and other windstorms. Revenues in roofing and restoration for the three months ended September 30, 2006 were higher as a result of increased sales resulting from the marketing initiatives we implemented in 2006 and the additional sales of $3,496,696 brought by our new restoration division. We expect roofing and restoration revenues to continue to grow in 2006.
     Operating Expenses. Operating expenses for the nine months ended September 30, 2006, were $24,279,331, or 101% of revenue, compared to $31,124,707, or 74% of revenue, for the nine months ended September 30, 2005. Cost of Sales for the nine months ended September 30, 2006 as a percentage of revenue increased from 69% of revenues to 87% of revenues due to the absence of emergency services response activity in 2006. Selling, general and administrative expenses increased to $3,232,753 in the first nine months of 2006 compared to $2,081,760 in the first nine months of 2005 primarily as a result of increased consulting, manpower, operating and travel expense, related to implementing sales and marketing efforts, of approximately $1,178,129. These additional administrative expenses are the parent company base-line expenses required to manage the anticipated future revenue generated by our growth strategy. These parent company administrative expenses should support operations up to $100 million dollars annually with minimal increase.
     Income (Loss) before Provision for Income Taxes. Operating income (loss) before taxes for the nine months ended September 30, 2006, was $76,376 compared to $11,051,595 for the nine months ended September 30, 2005. The decrease in our 2006 operating income was primarily attributable to lack of disaster service income.
     Net Income ( Loss). The net income for the nine months ended September 30, 2006, was $90,601, compared to net income of $6,781,006 for the nine months ended September 30, 2005. These results were influenced by the factors identified above under Revenues and Operating Expenses.
Off-Balance Sheet Arrangements
     We have operating leases and guaranties that are not accrued on the balance sheet. The payments due under these leases are disclosed in footnote 15 and the contingent loan guaranty is disclosed below and in footnote 16 of our consolidated financial statements. Other than the lease and contingent loan guaranty, we have no contractual commitments that do not appear on the balance sheet as of June 30, 2006.
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

Commitments and Contingencies
     In regard to the sale of assets and liquidation of Zenex Communications in 2002, we were a guarantor to the purchaser on notes with an outstanding balance of $211,132 at September 30, 2006, with approximately $6,353 in monthly principal and interest payments. The purchaser is currently in default on the required payment obligations. The continuance of the default is uncertain at this time and amount is not material in regards to our operation.
     We warrant our work in the normal course of business. In management’s opinion, there were no outstanding claims which would have a material effect on our operations or financial position.
     Information regarding our legal proceedings are discussed later in this document under, “Part II, Item 1. Legal Proceedings.”
Liquidity and Capital Resources
     We have a $10,000,000 revolving line of credit. The line bears interest at 1.375% over the published LIBOR Rate (currently 5.4%) and is secured by our and our subsidiaries accounts, property and equipment. The line matures on August 1, 2007. There were no outstanding advances at December 31, 2005 and the outstanding amount at September 30, 2006 was $1,170,567. The increase in the amount of line of credit outstanding was due to advances to fund increased operations.
     At December 31, 2005, we had $295,390 of long-term debt as compared to $176,047 of long-term debt at September 30, 2006.
Adequacy of Current Liquidity
     We meet all of our funding needs for ongoing operations with internally generated cash flows from operations, access to our line of credit and with existing cash and short-term investment balances. We believe that existing cash, cash equivalents, short-term investments, and our line of credit, together with cash generated from operations, will be sufficient to meet our cash requirements for the foreseeable future.
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
     Interest Rate Risk. We currently maintain an investment portfolio of high-quality fixed-income marketable securities. All securities are available for sale and recorded in the balance sheet at fair value with fluctuations in fair value reported as a component of accumulated other comprehensive income in stockholders’ equity. We do not hedge our investment portfolio. Fixed-income investments with a maturity date of three months or less at the date of purchase are deemed to be cash equivalents. Any remaining fixed-income securities are considered short-term and mainly consist of investments in U.S. Treasury notes and bonds. A change of 1% in the annual percentage yield of our investment portfolio could change our unrecognized gains or losses under other comprehensive income by approximately $25,000. A change of 1% in the annual percentage rate of our line of credit could change our interest expense by approximately $12,000.
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
     As of September 30, 2006, management, including the chief executive officer and chief financial officer, conducted an evaluation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer have concluded the disclosure controls and procedures currently in place are effective. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the chief executive officer and chief financial officer completed their evaluation.
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
We and the individual defendants have denied the substantive allegations of the Complaint and have instructed our litigation counsel to vigorously defend the action. To date, we have answered the Complaint and discovery is ongoing.
We have been sued by First Bankcentre (the “Bank”) in the Oklahoma District Court of Tulsa County, Oklahoma Case No. CJ-2006-03621. The Petition was filed on June 7, 2006. Plaintiff claims that we must issue 500,000 shares of our common stock at a purchase price of $.01 per share pursuant to a warrant held by the Bank. We believe the warrant is unenforceable. We have filed an Answer setting forth our defenses. Among them are that the warrant was issued without corporate authority, that the warrant violated the anti-tying restrictions of the Bank Holding Company Act and that the warrant represents a clog on our equity of redemption from the Bank under a prior loan that was repaid in full. The lawsuit is in its early stages and discovery has not been undertaken. We intend to vigorously defend this lawsuit.
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

ADUDDELL INDUSTRIES, INC.

November 14, 2006	By:	/s/ Ron Carte
Ron Carte, President

November 14, 2006	By:	/s/ Reggie Cook
Reggie Cook, Chief
Financial Officer (Principal Accounting Officer)
EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION	METHOD OF FILING

2.1	Agreement and Plan of Split-off and Merger, dated as of September 27, 2002, by and among Zenex International, its subsidiary and Aduddell Roofing	Incorporated herein by reference

3.1	Amended and Restated Articles of Incorporation of Zenex	Incorporated herein by reference

3.2	Amended and Restated Bylaws of Zenex	Incorporated herein by reference

3.3	Amendment to the Articles of Incorporation of Lone Wolf Energy, Inc. changing the name to Zenex Telecom, Inc. effective November 29, 2001	Incorporated herein by reference

3.4	Amendment to the Articles of Incorporation changing Zenex Telecom, Inc. to Zenex International, Inc. effective August 6, 2002	Incorporated herein by reference

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith electronically

32.1	Section 1350 Certification of Chief Financial Officer	Filed herewith electronically

32.2	Section 1350 Certification of chief Financial Officer	Filed herewith electronically