Form 10-K
period 2006-12-31
ADUDDELL INDUSTRIES INC
filed 2007-04-02
CIK 928373

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2006
or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 0-24684
ADUDDELL INDUSTRIES, INC.
(Name of issuer in its charter)

Oklahoma	73-1587867
(State of incorporation)	(I.R.S. Employer ID no.)
1601 N W Expressway Suite 1500	73118
Oklahoma City, Oklahoma	(Zip Code)
(Address of Principal Executive Offices)
Issuer’s telephone number, including area code: (405) 810-2969
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock (par value $0.001 per share)
(Title of Class)
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On June 30, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $72,772,485.
Shares of common stock outstanding as of March 1, 2007: 53,965,854.
DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Part III is incorporated by reference to the definitive proxy statement for the registrant’s 2007 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006.

ADUDDELL INDUSTRIES, INC.
2006 ANNUAL REPORT ON FORM 10-K

Page
Certification of CEO Pursuant to Section 302

Certification of CFO Pursuant to Section 302

Section 1350 Certification of CEO

Section 1350 Certification of CFO
Agreement to Plan of Merger
Subsidiaries of Zenex
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Section 1350 Certification of CEO
Section 1350 Certification of CFO

**	Information required by Part III is incorporated by reference from our definitive proxy statement for our 2007 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006.

Cautionary Statement Regarding Forward Looking Information
          This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of forward-looking terminology such as: “may”, “might”, “could”, “would”, “believe”, “expect”, “intend”, “plan”, “seek”, “anticipate”, “estimate”, “project” or “continue” or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this report on Form 10-K, including without limitation, the statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and located elsewhere herein regarding our financial position and liquidity are forward-looking statements. These forward-looking statements also include, but are not limited to:
•	our ability to expand our markets and maintain or increase profit margins;

•	actions of our competitors;

•	statements regarding our anticipated revenues, expense levels, liquidity and capital resources and projections of positive operating cash flow; and

the matters described under “Part I – Item 1A – Risk Factors”
          Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to be correct.
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

PART I
Item 1. Description of Business
Introduction
          Aduddell Industries, Inc. is engaged in the commercial and industrial roofing and re-roofing, specialty roofing metals, waterproofing and concrete restoration and consulting businesses through our subsidiaries Aduddell Roofing, Inc., Aduddell Restoration and Waterproofing, Inc., and Global Specialty Group, Inc. In addition we provide pre-event planning, event management and post-event recovery services for disaster related activities through our subsidiary Aduddell Enviro & Emergency Management Services, Inc. (“E2MS”). We were originally incorporated on March 4, 1991, in the state of Colorado. On June 7, 2006, we changed our name from Zenex International, Inc. to Aduddell Industries, Inc. and our state of incorporation from Colorado to Oklahoma.
          Our revenues were historically derived from comprehensive commercial roofing services, including re-roofing, restoration and repair, new roof construction, sheet metal fabrication, waterproofing, and emergency post-event response services. In the second quarter of 2006, we increased our scope of services providing services to the total exterior envelope of a building through the asset purchase of Merit Construction, a concrete restoration company and expanded our roofing business to include standing seam and specialty metals. In the third quarter of 2006 we focused on the organic growth of these business areas, increased our marketing capability with the purchase of EyeOpener Creative Communications, LLC., and continued to execute our business plan by searching for acquisitions in key markets. On October 20, 2006, we signed a letter of intent to acquire Brent Anderson & Associates, Inc., a Minnesota based restoration, roofing and waterproofing company. This transaction closed in December 2006 adding significant resources, including below grade waterproofing to our service offerings. Additionally, we established Global Specialty Group (GSG) a new consulting business to capitalize on the national reputation of Brent Anderson himself. At year end we signed a definitive purchase agreement to acquire Hayden Building Maintenance, Inc. as well as Hudson Valley Roofing and Sheet Metal, Inc., privately held commercial roofing companies in New York. Hayden Building Maintenance has an additional office in New Orleans that is currently actively involved in commercial roofing related to disaster response. It is anticipated closing will occur on or before May 18, 2007.
          Our E2MS division has had a very successful 2006 in positioning itself in the emergency response market as well as leveraging our relationships to provide growth in the roofing and restoration markets. We have increased the scope of our emergency response to pre-event planning through our strategic relationship with James Lee Witt and we have negotiated a number of pre-event contracts as first responders in the event of an emergency. In one of these contracts, E2MS has been named the preferred vendor for emergency planning and response by ASFONA, the Starwood Hotels franchise owners association, and our division president, Randall Oberlag, has been named as an honorary board member of that organization. Starwood Hotels & Resorts is one of the world’s largest hotel and leisure companies.
          We are licensed in all fifty states as well as Puerto Rico and the Virgin Islands and have a unique capability of offering national account management to our customers. A direct result of this capability was the contract awarded to us by U.S. Communities in July of 2006. This three year contract with renewal opportunities awards us the sole source opportunity to provide schools, cities, states and other non-profit organizations complete roofing services under the U. S. Communities government purchasing alliance. We also offer maintenance services, which provide recurring revenues and ongoing interaction with our customers, including a new online roof asset management service.

          A partial summary of our 2006 accomplishments is as follows:
•	Increased our corporate governance capability and effectiveness at the corporate level by hiring a C.E.O., C.F.O, Senior V.P. of Corporate Development, V.P. of Sales, V.P. of National Accounts and a V.P. of Human Resources,

•	Expanded our national accounts program and were awarded contracts with U.S Communities, Anheuser Busch, Quaker Oats, PepsiCo and 3M. The U.S. Communities account is a sole source award to our Roofing subsidiary and is estimated by U.S. Communities, based on their experience with past vendors, to exceed one hundred million dollars in revenue annually within three years.

•	Added another independent director to our board.

•	Purchased and integrated three new companies, with two more targeted in 2007.

•	Established two new operating units, one in Stuart Florida and the other in Minneapolis Minnesota and a corporate headquarters in Oklahoma City.

•	Established an exceptional marketing department and launched a comprehensive market and brand awareness campaign.

•	Increased our sales backlog from $2 million at December 31, 2005 to over $23 million at December 31, 2006.

•	Grew our Roofing revenue organically, by over 46% and increased revenue by over $6 million from our new Restoration subsidiary.

•	Opened a Metals division within our Roofing subsidiary as part of our expansion of product offering to encompass the total exterior envelope of the building.

•	Created our Enviro and Emergency Management subsidiary (E2MS), hired a President, and secured a number of pre event emergency response contracts in preparation for the next disaster. We have responded very effectively and profitably over the last fifteen years to disaster, but with our pre event contracts in place should achieve even greater results.
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
The Marketplace
          To meet the needs of a changing marketplace, Aduddell Industries is committed to providing additional building envelope protection services through organic and acquisition-based growth initiatives. We believe that we are leading the industry in providing products and services that proactively meet the needs inherent in four fundamental paradigm shifts:
Shift from local roofing resources to large national roofing companies
Expansion of the use of sophisticated metal roofing systems
Specific needs to provide innovative ways to restore the crumbling national infrastructure
National change in disaster consequence management from after-the-fact recovery services to pre-disaster planning consultation services

          Shift from local roofing resources to large national roofing companies:
          Aduddell Roofing has strategically positioned itself as a proven national commercial roofing resource for corporations and governmental agencies that are taking advantage of an industry change from employing independent local roofers to participating in national roof asset management programs and group purchasing alliances, which provide:
Best value products and services Complete roof analysis reports Controlled facility maintenance oversight
          A prime example of a group taking advantage of this market opportunity is U.S. Communities, a nationwide non-profit strategic sourcing program designed by public purchasing professionals. The alliance is sponsored by the National Association of Counties (NACo), National Institute of Governmental Purchasing (NIGP), the Association of School Business Officials (ASBO), National League of Cities (NLC), and United States Conference of Mayors (USCM). More than 87,000 public entities are eligible to participate in the USC alliance, which currently has revenues of $1 billion.
          We, working in a teaming relationship with Professional Services Industries, Inc., an industry-leading roof management consulting, engineering and testing firm, and W.P. Hickman Systems, a leading provider of protection products and services designed to maintain building assets, have recently won the exclusive national roofing services contract from USC. A new entity, which is named HCS, was formed to serve the USC participating public agency member accounts nationally. The solicitation process for this contract took more than six months and HCS was selected for best value over some of the largest companies in the roofing industry.
          Expansion of the use of sophisticated metal roofing systems:
          Architects and builders in large numbers nationally are specifying advanced metal roofing systems. Strategically positioned to answer this demand, Aduddell Roofing, with its Metal Roofing Systems division, is supplying leading-edge products and services in this important segment of the industry. The National Roofing Contractors Association 2004-2005 survey indicated the standing seam business category was the fastest growing segment of the roofing industry.
          Specific needs to provide innovative ways to restore the crumbling national infrastructure:
          The nation’s aging buildings, bridges, and highways are creating unprecedented government and private industry demand for structural repair, concrete restoration, and waterproofing. Aduddell Restoration and Waterproofing as well as Global Specialty Group’s purpose is to combine the latest technology with the best practices already in use, including repair, restoration, and waterproofing techniques and materials, to provide the most innovative, cost effective solution to the client’s restoration needs. The type of services that these Subsidiaries provide are vital to America’s repairing its out-of-date, damaged infrastructure.
          National change in disaster consequence management from after-the-fact recovery services to pre-disaster planning consultation:
          Lessons learned from recent man made and natural disasters have created a dynamic need for professional disaster management organizations. The type of service needed is rapidly evolving from primarily being related to post-disaster recovery, to complex, comprehensive pre-disaster planning. E2MS, our emergency services subsidiary, provides comprehensive pre-event planning, event management and post event recovery services either directly or through one of our strategic alliances. It is not a question of if the next disaster will occur, but when. We have responded very effectively and profitably over the last fifteen years to disaster, but with our pre-event contracts in place should achieve even greater results.

Services – Roofing
          We provide a comprehensive range of commercial roofing services. We employ a knowledgeable and skilled workforce that utilizes standardized techniques and practices to determine a customer’s optimal roofing solution. These solutions are designed to maximize the average life of a new roofing system. Annual maintenance services, which can result in the identification at an early stage of problems within a roofing system, can add as many as 10 years to the useful life of a roof through repair and restoration. The following is a description of our roofing services.
          Maintenance: Maintenance involves the physical inspection of an existing roof system to determine its current condition, detect weaknesses and failures and identify any potential future problems. Through a program of regularly scheduled annual or semi-annual inspections, our technicians assist owners in protecting their roofing investments by identifying damage in its early stages. Early detection of leaks and roofing system failures makes it possible for us to repair and extend the life of a roofing system through repair or restoration, which is significantly less expensive and time consuming than re-roofing. We also will soon offer to our customers a facility management program to coordinate maintenance, repair, restoration and re-roofing as needed. Although direct revenues from these preventive maintenance programs are relatively minor, we believe that these services enable us to cultivate strong relationships with our customers and establish a basis for recurring revenues.
          Repair: Repair is a process where an existing roof system has additions and adjustments made to it, such as caulking, re-coating and repairing penetrations to fix leaks in the roofing system.
          Restoration: Restoration involves the major repair of the roofing system, including the repair of all penetrations and re-surfacing of the roof to restore it to serviceable condition. The opportunity to perform restoration work normally exists two or three years before the end of a roof’s life cycle and before significant damage occurs. We are able to inform building owners when a roof is approaching the end of its 15-year average life cycle through our regularly scheduled maintenance and repair program. As many as ten years can be added to the useful life of the roof through restoration, and the cost of restoration is typically one-half the cost of re-roofing.
          Re-Roofing: Re-roofing is the process of installing a new roof when a roofing system fails. Roofing system failure can be caused by a number of factors, including age, severe weather, poor workmanship, defective materials, improper specification of a roofing system, abuse and failure to maintain the roof through inspections. We perform re-roofing only when all repair and restoration alternatives are deemed incapable of bringing a roof back to serviceable condition, or at the specific request of a customer.
          New Construction: New roof construction involves the construction of a variety of roofing systems, including metal roofing systems, built-up roofing membranes and single ply roofing systems. New roof construction coincides with the construction of a new building. New commercial roofing work usually begins with a proposal request from the building owner, property manager, general contractor or roof consultant. Initial meetings with the parties allow the roofing contractor to prepare preliminary and then more detailed design and product specifications, drawings and cost estimates. Once a project is awarded, it is conducted in scheduled phases, and progress billings are rendered to the owner of the building before payment, less a retention (defined as amounts withheld from progress billings until final and satisfactory contract completion) of 5% to 10% of the construction cost of the project. Actual field work (ordering of equipment and materials, fabrication or assembly of certain components, delivery of materials and components to the job site, scheduling of work crews and inspection and quality control) is coordinated during these phases. We generally provide the materials to be installed as a part of these contracts.
Services – Restoration and Waterproofing
          Concrete is a primary element of practically every kind of construction. We have sought and developed the necessary skills and expertise required to provide the numerous specialized concrete services, which have made us known for our pride in workmanship and our continual drive to innovate. We are approved applicators of Carlisle, Kelmar, M Brace, Permaquik, Tremco, Sika, Sonneborn, Stellar Mark, Watson Bowman and many other repair and waterproofing products. Field technicians are completely trained and certified in all the repair and waterproofing services we provide, such as:
Epoxy Coatings
Epoxy Injection
Expansion Joints
Fiber Reinforced Polymers (FRP is often referred to as Carbon Fiber Reinforcement)
High Pressure Washing
Hot Fluid Applied Waterproofing
Penetrating Sealers
Post Tension Cable Repair (Certified by the Post Tensioning Institute: http://www.post-tensioning.org)
Grout and Sealing
Shot Blasting
Traffic Coatings
Urethane Foam Injection
          Concrete repair can include basic, minor repair, chip and patch, multilevel structures, structural full depth, and reinforcement or replacement of steel beams. Waterproofing can be either above or below grade as well as vertical and horizontal. Our goal is to incorporate established techniques and technologies in conjunction with the latest advancements. We also understand that projects may require immediate response and completion or long-term monitoring and maintenance work; with this in mind, our scope of what we do is primarily to meet our clients needs and goals.
Services – Emergency Response
          In 2004, through the efforts of Oklahoma Development Group (ODG), we secured a subcontractor position to provide temporary roofing services related to damages caused by four different storm events. We partnered with Carothers Construction Inc. in the emergency response effort for the last two storms.
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
               In 2006 we expanded our emergency services subsidiary, to provide comprehensive pre-event planning, event management and post event recovery services either directly or through one of our strategic alliances. We brought the services previously provided by ODG in house, and we will manage and provide all emergency response services required by any future USACE contracts. We continue to position ourselves to maximize our revenue from the next disaster event.

Seasonal and Cyclical Nature of our Industry
          The new construction industry is cyclical and is influenced by seasonal factors, as construction activities are usually lower during winter months than other periods. The re-roofing and restoration businesses do not follow the new construction cycles. We attempt to increase winter productivity by concentrating our business in the southern half of the United States. Nevertheless, we expect our revenues and operating results generally will be lower in the first and fourth quarters of each year. Additionally, the industry is affected by natural disasters, such as tornadoes, hurricanes and other windstorms. Since disaster-related work requires an immediate response and is typically covered by insurance, the margins are higher than on discretionary work.
Competition
          The commercial roofing industry and restoration industry is highly fragmented with many contractors competing intensely with us on a local and regional basis. In the future, we may encounter competition from new entrants on a regional or national level. We believe that purchasing decisions in this industry are based on (i) price, (ii) reputation for reliability and quality of services provided, (iii) long-term customer relationships, and (iv) the range of services provided. We believe that our strategy of becoming a leading national provider of services for the full exterior envelope of a building will enhance our competitive position. In addition, we think that our reputation for quality and performance, brought about by our unique project management approach, and most of all safety provides us with a distinct competitive advantage. We believe that the market for our services will expand as we establish experienced sales personnel on a national basis.
Customers
          In 2006, we provided commercial roofing services and restoration services to more than 190 customers. No individual customer accounted for more than 7.7% of our 2006 revenues with the exception of our Carothers Construction contract. The Carothers contact, with the work being actually performed for the Navy SeaBees, was seventeen buildings within one contract, which accounted for 40% of our total 2006 revenue. We provide roofing and restoration services to customers having a local, regional and national presence in a broad range of businesses, including the industrial, office, retail, hospitality, government and educational industries.
Suppliers
          We purchase our roofing and restoration materials and other supplies from numerous suppliers and are not dependent on any one supplier for materials. Over the last calendar year, our expenses related to materials and supplies have increased, but we have had no significant problems obtaining the supplies and materials we need without extensive delays.
Sales and Marketing
          We believe that our reputation for quality and performance has enabled us to obtain recurring business through customer referrals and new business. Like most competitors, we primarily use direct sales to market our services. Although our market presence is felt nationally, we have concentrated our efforts in the past in the southern half of the United States to minimize the seasonal fluctuations typically experienced within the construction industries. Given our new locations in Minnesota and our pending acquisition in New York, we expect our roofing footprint to expand dramatically. In addition our restoration and waterproofing businesses also operate nationwide
          We supplement our sales and marketing activities through participation in industry trade shows and conferences, our Internet website and the yellow pages in the markets we serve. We have created a new business development group of marketing, financial and business development professionals as well as a corporate accounts program, which is intended to develop and manage our relationship with customers having a regional or national presence. Our logo and identifying marks are featured on service trucks, marketing materials and advertising.
          In the third quarter of 2006, we significantly increased marketing efforts by the purchase of EyeOpener Communications in an effort to increase revenues, profits and shareholder value. We believe this relationship can be leveraged into additional revenues in our current markets, new market opportunities and increased stockholder value.
Personnel, Training and Safety
          We have a comprehensive job training program, which provides classroom and on-the-job training programs for our personnel based on the model training program developed by the NRCA. The program provides immediate training to roof laborers in our methods, procedures and standards with an emphasis on high quality service. Our training program is also designed to ensure that all of our roofing laborers meet safety standards established by us, our insurance carriers and Federal, state and local laws and regulations. Our training and safety program has been very effective as demonstrated by our EMR rating from our insurance company. This rating monitors the frequency of accidents nationally. The national average construction EMR is 1.0 and our historic EMR is 2006, ..54, 2005, .58, 2004 .56. This is almost half the national average and represents one of the best, if not the best rating in the roofing industry.
Government Regulation
          Our business and the activities of our roofing and restoration contractors are subject to various federal, state, and local laws, regulations and ordinances relating to, among other things, the licensing and certification of roofing contractors, OSHA standards, advertising, building and zoning regulations and environmental laws and regulations relating to the disposal of demolition debris and other solid wastes. We employ a full-time environmental specialist to assist us with environmental compliance and safety. Our expenses incurred in connection with compliance with environmental laws is not readily determinable as many of the expenses we incur, such as expenses for roof debris clean up, are aggregated with other expenses we incur when performing roofing projects. While we strive to utilize the best industry practices for waste disposal, there can be no assurance that we will not encounter future environmental claims, which could have a material adverse effect on our business, financial condition and results of operations.
          In certain jurisdictions, we are required to be a licensed contractor. We are licensed in all fifty states, Puerto Rico and the Virgin Islands. In addition, certain jurisdictions require us to obtain a building permit for each roofing project. We are also subject to certain federal, state and local laws and regulations, which, among other things, regulate our advertising, warranties and disclosures to customers. Although we believe that we have been and are currently in compliance in all material respects with such laws and regulations, there can be no assurance that in the future our results of operations will not be materially adversely affected by existing or new laws or regulations applicable to our business.
Employees
          At February 28, 2007, we had 283 full-time employees, including 193 employees in field operations and 90 managers and administrative employees. At December 31,2005 we had a total of 97 full time employees. Our roofing employees are unionized and covered under a collective bargaining agreement. Our managers and administrative employees are non-unionized. We have not experienced any labor-related work stoppages, and we consider our relations with our employees to be good.

Item 1A. Risk Factors
As Part of Our Growth Strategy, We Expect To Make Acquisitions and Acquisitions Involve Risk.
          We intend to supplement our organic growth primarily by acquiring commercial roofing companies in existing and new markets. We also are exploring the acquisition of companies in related industries whose products or services complement our own particularly those which complete the building envelope. Our acquisition strategy presents risks that, singularly or in any combination, could materially adversely affect our business, financial condition and results of operations. These risks include the possibility of the adverse effect on our existing operations from the diversion of management attention and resources to acquisitions, the possible loss of acquired customer bases and key personnel, the possible adverse effect on earnings resulting from amortization of goodwill created in purchase transactions and the contingent and latent risks associated with the past operations and other unanticipated problems arising in the acquired businesses. The success of our acquisition strategy will depend on the extent to which we are able to identify, acquire, successfully integrate and profitably manage additional businesses, and no assurance can be given that our strategy will succeed. Competition for suitable acquisition targets could limit our ability to meet our growth strategy and could increase the cost of purchasing such acquisition targets.
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
A Large Portion of Our Revenues from Prior Years has Resulted from Emergency Services to Repair Damages Caused by Hurricanes. Revenues for Emergency Based Services are Uncertain and Can Fluctuate Drastically From Year to Year.
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
Our Ability to Increase Our Productivity and Profitability May be Limited by the Availability of Skilled Roofing Labor.
          The timely provision of high-quality maintenance, repair, restoration, waterproofing, re-roofing and new roof construction services requires an adequate supply of skilled roofing labor. The supply of roofing labor is sensitive to economic and competitive conditions and the level of demand for roofing services. Accordingly, our ability to increase our productivity and profitability may be limited by our ability to employ, train and retain the skilled roofing laborers necessary to meet our service requirements. From time to time, there are shortages of skilled labor, and there can be no assurance that we will be able to maintain an adequate skilled labor force necessary to operate efficiently, that our labor expense will not increase as a result of a shortage in the supply of skilled labor or the unionization of a portion of our labor force, or that we will not have to curtail our planned internal growth as a result of labor shortages. At February 28, 2007, we had 283 full-time employees, including 193 employees in field operations and 90 managers and administrative employees as compared to 97 full time employees December 31, 2005.
Temporary Shortages or Disruptions in the Supply of Raw Materials Could Negatively Impact our Results of Operations
          Temporary shortages or disruptions in the supply of raw materials or the availability of transportation can occur from time to time from a variety of causes. If we experience temporary shortages or disruptions in the supply of raw materials or the availability of transportation, our operating results could be lower than projected.
Workers Compensation Expenses are a Significant Expense of Our Business and May be Subject to Increase if We Experience Significant Claims
          Our workers’ compensation insurance is a significant expense of our business and is subject to adjustment in the event that we have any significant claims by our employees. We currently have, what we believe to be, one of the lowest workers’ compensation premiums in the industry, which provides us with a competitive advantage when bidding for contracts. If we were to experience any significant claims by any of our employees, our workers’ compensation premiums could increase, thereby reducing our competitive advantage in the marketplace.
An Inability to Obtain Bonding would have a Negative Impact on Our Operations and Results
          We generally are required to provide surety bonds securing our performance under the majority of our public and private sector contracts. Our inability to obtain surety bonds in the future would significantly impact our ability to obtain new contracts, which would have a material adverse effect on our business.

Our Joint Venture Contracts with Project Owners Subject Us to Joint and Several Liability
          We often bid and obtain contracts through joint ventures established with other businesses. If a joint venture partner fails to perform we could be liable for completion of the entire contract and, if the contract were unprofitable, this could result in a material adverse effect on our financial position, results of operations and cash flows.
Failure of Our Subcontractors to Perform as Anticipated Could have a Negative Impact on Our Results
          We subcontract a portion of many of our contracts, and we are ultimately responsible for the successful completion of the subcontractor’s work. Although we seek to require bonding or other forms of guarantees, we are not always successful in obtaining those bonds or guarantees, and there is no guarantee that we will not incur a material loss due to subcontractor performance issues.
The Commercial Roofing Industry is Highly Competitive
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
We are Dependent Upon a Few Key Personnel for Our Success
          Our operations depend on the continuing efforts of our corporate executive officers and the executive officers of our subsidiaries. Our business could be affected adversely if any of these persons does not continue in his management role with us or an acquired business and we are unable to attract and retain qualified replacements.
We Are Controlled By Our Officers and Directors
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
We are Subject to Various Federal, State and Local Regulations, Which Increase Our Costs of Doing Business
          Our business is subject to various federal, state, and local laws, regulations and ordinances relating to, among other things, the licensing and certification of roofing contractors, OSHA standards, advertising, building and zoning regulations and environmental laws and regulations relating to the disposal of demolition debris and other solid wastes. In certain jurisdictions, we or one of our employees is required to be a licensed contractor. In addition, certain jurisdictions require us to obtain a building permit for each roofing project. We are also subject to certain federal, state and local laws and regulations, which, among other things, regulate our advertising, warranties and disclosures to customers. Although we believe that we have been and are currently in compliance in all material respects with such laws and regulations, there can be no assurance that in the future our results of operations will not be materially adversely affected by existing or new laws or regulations applicable to our business.
Accounting for Our Revenues and Costs Involves Significant Estimates Which, if Incorrect, Could Have a Material Adverse Effect on Our Financial Position and Results of Operations
          As further described in “Critical Accounting Policies and Estimates” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” accounting for our contract related revenues and costs as well as other cost items requires management to make a variety of significant estimates and assumptions. Although we believe we have sufficient experience and processes in place to enable us to formulate appropriate assumptions and produce reliable estimates, these assumptions and estimates may change significantly in the future and these changes could have a material adverse effect on our financial position and the results of our operations.
Item 1B. Unresolved Staff Comments
None.
Item 2. Description of Property
Facilities and Vehicles
          We have an 8,000 square foot corporate office in Oklahoma City as well as our Roofing office located in a suburban Oklahoma City industrial area. The Roofing office covers 9,380 square feet and the shop and warehouse cover 11,142 square feet. In addition we have our North Central Roofing Division and our subsidiary Aduddell restoration and Waterproofing offices in Fridley Minnesota in an approximately 20,000 square foot building including warehouse space. We operate our South East Roofing division from a 2,200 square foot facility in Stuart, Florida. Each of the operating facilities also has equipment storage yards and all facilities are leased. We operate a fleet of approximately 140 trucks, vans and other vehicles. We believe that our facility and vehicles are well maintained and adequate for our current operations.
Item 3. Legal Proceedings
          Eric Beitchman v. Timothy Aduddell, et al., Case No. 5:05-cv-01465-HE, United States District Court for the Western District of Oklahoma. On December 19, 2005, a shareholder’s derivative action was filed, claiming that we entered into certain non-arms length transactions with certain of our officers and/or directors. Among the transactions complained of is one in which we allegedly entered into a Telecommunications Equipment and Software Upgrade Agreement with a company partially owned and controlled by one of our officers/directors. In addition, the plaintiff complains our contracting with and making payments to Oklahoma Development Group, LLC (“ODG”) in connection with our outsourcing of emergency response services to ODG in 2005. Based on these and other allegations in the Complaint, the plaintiff claims that the individual defendants breached their fiduciary duties to us, that they abused control of us, that they engaged in gross mismanagement, and, with respect to certain officers/director defendants, that they engaged in unjust enrichment. Plaintiff seeks damages, imposition of a constructive trust, restitution and attorneys’ fees. We and the individual defendants denied the substantive allegations of the Complaint.

          On February 9, 2007, the parties participated in a mediation that resulted in a settlement of the lawsuit. Final documentation has not yet occurred; however, the settlement terms include payment by us of a nonmaterial amount along with certain non-monetary relief.
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
Item 4. Submission of Matters to a Vote of Security Holders.
          No items were submitted to a vote of our security holders during the fourth quarter of 2006.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
          Our common stock is traded on the OTC Bulletin Board and is quoted under the symbol “ADDL.OB”. The following table sets forth, for the periods presented, the high and low bid quotations in the over-the-counter market as quoted on the OTC Bulletin Board. The bid quotations reflect inter-dealer prices without adjustment for retail markups, markdowns, or commissions and may not reflect actual transactions. The reported quotations were obtained from the OTC Bulletin Board website.

	2006		2005
Quarter Ended	Low	High	Low	High
March 31	$0.46	$0.97	$0.11	$0.14

June 30	$0.70	$1.95	$0.13	$0.19

September 30	$0.69	$1.47	$0.14	$1.48

December 31	$0.52	$1.08	$0.48	$1.17

PERFORMANCE GRAPH
          The following graph shows a five year comparison of cumulative total returns for us, the S&P 500 composite index and an index of peer companies selected by us with the investment weighted based on market capitalization at the beginning of each year.

	2001	2002	2003	2004	2005	2006
Aduddell Industries, Inc.	100	122.2	94.4	155.6	555.6	655.6
S&P 500	100	70.8	86.6	94.4	97.3	110.5
Custom Index: Aduddell Comps	100	116.7	136.9	137.2	159.8	191.3

          The total cumulative return on investment ( change in the year-end stock price plus reinvested dividends) for each year for us, the peer group and the S&P 500 composite is based on the stock price or composite index at the end of fiscal year 2001.
          The Custom index: Aduddell Comps (Market Cap) is composed of the following companies, which we consider to be in our peer group:
•	PDG Environmental Inc. (OTCBB:PDGE)

•	Comfort Systems USA Inc. (NYSE:FIX)

•	ABM Industries Inc. (NYSE:ABM)

•	Rollins Inc. (NYSE:ROL)

•	Servicemaster Co. (NYSE:SVM)

•	FirstService Corp. (TSX:FSV.SV)

•	Home Solutions of America Inc. (AMEX:HOM)

•	US Home Systems Inc. (NasdaqNM:USHS)

•	InfraSource Services Inc. (NYSE:IFS)

Holders of our Common Stock
          At the date of this report, we had 89 shareholders of record for our common stock. One of the shareholders of record is CEDE & CO and represents over 1,000 independent shareholders holding over 29 million shares.
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
Equity Compensation Plan Information

	(a)	(b)	( c)
	Number of		Number of
	securities to	Weighted	securities
	be issued upon	average	remaining for
Plan Categories	exercise of options	exercise price	future issuance

Equity compensation plans approved by Security holders
2005 Stock Incentive Plan (1)	3,625,000	$.76	1,375,000

Equity compensation plans not approved By security holders
None	0	$.00	-0-
Total	3,625,000	$.76	1,375,000

(1)	On October 17, 2005, our Board of Directors adopted the 2005 Stock Incentive plan and has since approved the issuance of options to purchase 3,625,000 shares at an average exercise price of $.78 to $.49 per share. Both the adoption of the plan and the grant of options under the plan were approved, at our 2006 annual meeting of stockholders.
Item 6. Selected Financial Data
          The following table sets forth selected financial and statistical data, computed as a percentage of net sales, for the years ended December 31, 2006, 2005, 2004, 2003, and 2002. The selected financial data are derived from our audited consolidated financial statements and should be read in conjunction with them and the notes thereto. The results of operations for the periods presented are not necessarily indicative of our future operations.

	Years Ended December 31,
	2006	2005	2004	2003	2002
Revenues	$31,660,657	$59,227,145	$27,828,362	$19,309,814	$2,869,792

Operating Expenses:
Cost of revenues	30,710,356	41,668,047	23,262,586	16,210,622	2,955,637
General and administrative	5,811,508	2,772,785	2,011,624	1,423,122	690,848
Warranty expense	130,711	138,847	110,820	89,001	18,564

	36,652,575	44,579,679	25,385,030	17,722,745	4,243,744

Operating Income (Loss)	(4,991,918)	14,647,466	2,443,332	1,587,069	(795,257)

Other Income (Expense):
Interest income	305,998	86,039	75,139	74,157	25,704
Gain (loss) on sale of equipment	28,751	7,369	3,228	(868)	6,510
Gain (loss) on investment	(590,321)	—	—	—	—
Other income (loss)	268,852	202,862	34,924	18,252	(268,231)

	13,280	296,270	113,291	91,541	(236,017)

Income (Loss) Before Provision For Income Taxes	(4,978,638)	14,943,736	2,556,623	1,678,610	(1,031,274)

Provision (benefit) for income taxes	(2,088,000)	5,618,797	1,022,488	438,066	(277,592)

Net Income (Loss) Before
Discontinued Operations and Sale of Discontinued Business	(2,890,638)	9,324,939	1,534,135	1,240,544	(753,682)

Gain (loss) on forgiveness of debt from operations, net of income taxes	—	—	—	1,312,777	(1,146,457)

Gain (loss) on sale of discontinued operations, net of income taxes	—	—	—	(1,190,335)	—

Net Income (Loss)	(2,890,638)	9,324,939	1,534,135	1,362,986	(1,900,139)

Other Comprehensive Income:
Unrealized holding gain (losses)	4,272	14,146	1,230	2,459	(275,392)
Reclassification adjustment	—	—		—	270,882

Comprehensive Income (Loss)	$(2,886,366)	$9,339,085	$1,535,365	$1,365,445	$(1,904,649)

	Years Ended December 31,
	2006	2005	2004	2003	2002
Basic Earnings (Loss) per Share	$(0.05)	$0.19	$0.03	$0.03	$(0.04)
Fully Diluted Earnings (Loss) per Share	$(0.03)	$0.12	$0.02	$0.02	$(0.04)

Earnings (Loss) per Share from Discontinued Operations	$—	$—	$—	$—	$(0.02)

Earnings (Loss) per Share from Continuing Operations	$(0.05)	$0.19	$0.03	$0.03	$(0.02)

Statistical Data As a Percentage of Net Sales

Cost of revenues	97%	70%	84%	84%	103%

Operating Income (Loss)	(16)%	25%	9%	8%	—

General and admin.	18%	5%	7%	7%	24%
Comprehensive net income (loss)	(9)%	16%	5%	7%	—

Cash Flow Data

Net cash provided by (used in) Operating activities	$(22,120,388)	$21,805,758	$3,333,887	$548,465	$(32,516)

Net cash provided by (used in) Investing activities	$(9,996,151)	$(1,219,507)	$(123,875)	$(82,208)	$253,128

Net cash provided by (used in) Financing activities	$9,785,788	$(756,061)	$(1,109,858)	$(678,694)	$391,893

Balance Sheet Data

Total assets	$33,340,732	$32,703,847	$11,048,298	$8,239,663	$7,586,359

Total liabilities	$20,164,870	$18,003,086	$5,686,622	$4,413,352	$5,369,668

Stockholders Equity	$11,657,054	$14,700,761	$5,361,676	$3,826,311	$2,216,691

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion should be read in conjunction with our financial statements and notes thereto.
Introduction
          Aduddell Industries, Inc. is engaged in the commercial and industrial roofing and re-roofing, specialty roofing metals, waterproofing and concrete restoration and consulting businesses through our subsidiaries Aduddell Roofing, Inc., Aduddell Restoration and Waterproofing, Inc., and Global Specialty Group, Inc. In addition we provide pre-event planning, event management and post-event recovery services for disaster related activities through our subsidiary Aduddell Enviro & Emergency Management Services, Inc. (“E2MS”). We provide internal corporate transportation services through our subsidiary Aduddell Financial Services, Inc. as well as marketing services through our EyeOpener Division. We were originally incorporated on March 4, 1991, in the state of Colorado. On June 7, 2006, we changed our name from

Zenex International, Inc. to Aduddell Industries, Inc. and our state of incorporation from Colorado to Oklahoma.
          Our revenues were historically derived from comprehensive commercial roofing services, including re-roofing, restoration and repair, new roof construction, sheet metal fabrication, waterproofing, and emergency post-event response services. In the second quarter of 2006, we increased our focus on providing services to the total exterior shell of a building through the asset purchase of Merit Construction, a concrete restoration company and expanded our roofing business to include standing seam and specialty metals. In the third quarter of 2006 we focused on the organic growth of these business areas, increased our marketing capability with the purchase of EyeOpener Creative Communications, LLC., and continued to execute our business plan by searching for acquisitions in key markets. On October 20, 2006, we signed a letter of intent to acquire Brent Anderson & Associates, Inc., a Minnesota based restoration, roofing and waterproofing company. This transaction closed in December 2006 adding significant resources, including below grade waterproofing to our service offerings. At year end we signed a definitive purchase agreement to acquire Hayden Building Maintenance, Inc. as well as Hudson Valley Roofing and Sheet Metal, Inc., privately held commercial roofing companies in New York. Hayden Building Maintenance has an additional office in New Orleans that is currently actively involved in commercial roofing related to disaster response. It is anticipated closing will occur on or before May 18, 2007.
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
          In the execution of our 2006 business plan we have spent $1,410,686 in our roofing subsidiary and $1,286,641 in our corporate office in the pursuit of national accounts and acquisitions. These expenditures resulted in a number of national accounts such as, U.S. Communities, Anheuser Busch, Pepsi, Quaker Oats and others as well as the acquisitions of Merit Construction, EyeOpener Creative Communications, Brent Anderson Associates, and the pending acquisitions of Hayden Building Maintenance and Hudson Valley Roofing. The full value and effect of these accounts and acquisitions should become evident over the next several years as we integrate them into our business model and take advantage of the economies of scale as well as synergistic reduction of cost. In addition we should have increased sales and customer penetration as we cross sell our product offerings.
          In addition to the acquisition and national account expenditures we significantly expanded our corporate, roofing and restoration staff, opened three new operating locations, and expanded our corporate governance and compliance activities. These additional general and administrative costs of approximately $2.9 million were required to support our expanding business from anticipated acquisitions as well as organic growth. The increased infra structure will provide most of the support for our targeted sales revenues for 2007.
          A partial summary of our 2006 accomplishments is as follows:
•	Increased our corporate governance capability and effectivness aat the corporate level by hiring a C.E.O., C.F.O, Senior V.P. of Corporate Development, V.P. of Sales, V.P. of National Accounts and a V.P. of Human Resources,

•	Expanded our national accounts program and were awarded contracts with U.S Communities, Anheuser Busch, Quaker Oats, Pepsico and 3M. The U.S. Communities account is a sole source award to our Roofing subsidiary and is estimated by U.S. Communities, based on their experience with past vendors, to exceed one hundred million dollars in revenue annually within three years.

•	Added another independent director to our board.

•	Purchased and integrated three new companies, with two more targeted in 2007.

•	Established two new operating units, one in Stuart Florida and the other in Minneapolis Minnesota and a corporate headquarters in Oklahoma City.

•	Established an exceptional marketing department and launched a comprehensive market and brand awareness campaign.

•	Increased our sales backlog from $2 million at December 31, 2005 to over $23 million at December 31, 2006.

•	Grew our Roofing business organically, by over 46% and increased revenue by over $6 million from our new Restoration subsidiary.

•	Opened a Metals division within our Roofing subsidiary as part of our expansion of product offering to encompass the total exterior envelope of the building.

•	Created our Enviro and Emergency Response subsidiary (E2MS), hired a President, and secured a number of pre event emergency response contracts in preparation for the next disaster. We have responded very effectively over the last fifteen years to disaster, but with our pre event contracts in place should achieve even greater results.
          The following table presents the unaudited pro-forma combined results of operations of the Company, Merit Construction and Brent Anderson Associates for each of the years ended December 31, 2006, and 2005, respectively as if Merit Construction and Brent Anderson Associates had been acquired at the beginning of each of the periods.

	For the Years Ended
	December 31,
	2006	2005
Revenues	50,508,341	84,707,241

Net Income (Loss)	(4,167,288)	9,705,244

Pro forma basic earnings (loss) per share	(0.08)	0.20

Pro forma diluted earnings (loss) per share	(0.05)	0.12

Weighted average shares outstanding
Basic	50,258,549	48,737,921
Diluted	79,437,367	80,737,921
The pro forma combined results are not necessarily indicative of the results that would have occurred if the acquisitions had been completed at the beginning of 2005, nor are they necessarily indicative of future consolidated results.

          The following table sets forth information used by management to assess our results of operations over the prior three (3) years both in aggregate amounts and the percentage increase or decrease over the prior year:

		%		%
		Increase		Increase
	2006	(decrease)	2005	(decrease	2004
Roofing Revenue	$25,052,924	46.9%	$17,045,347	(1.0)%	$17,216,772
Restoration Revenue	$6,303,155	—	—		—
Other Revenue	$304,578	—
Emergency Services Revenue	$0	—	$42,181,798	297.5%	$10,611,590
Total Revenue	$31,660,657	(46.5)%	$59,227,145	112.8%	$27,828,362

Roofing Margin	$2,517,889	104.8%	$1,229,005	(59.8)%	$3,060,065
Restoration Margin	$(235,085)	—	—		—
Other Margin	$(1,106,108)	—
Emergency Services Margin	$(226,395)	(946.9)%	$16,330,093	984.5%	$1,505,711
Total Margin	$950,301	(945.8)%	$17,559,098	284.6%	$4,565,776

Cash Flow from Operations	$(22,120,388)	(201.4)%	$21,805,758	554.1%	$3,333,887

EBITDA	$(3,787,533)	(497.9)%	$15,071,019	458.9%	$2,696,624

Net Income	$(2,886,366)	(423.1)%	$9,324,939	507.8%	$1,534,135

Free Cash Flow	$(25,939,379)	(201.4)%	$20,901,181	554.0%	$3,195,801

	2006	2005	2004
Reconciliation of Free Cash Flow:
Cash Flow from Operations	$(22,120,388)	$21,805,758	$3,333,887
Capital Expenditures	$3,818,991	$904,577	$138,086
Free Cash Flow	$(25,939,379)	$20,901,181	$3,195,801
Reconciliation of EBITDA:
Net Income	$(2,886,366)	$9,324,939	$1,534,135
Interest (Income)	$(305,998)	$(86,039)	$(75,139)

	2006	2005		2004
(Gain) Loss on Sale of Equipment	$(28,751)		$(7,369)		$(3,228)
Provision (Benefit) for Income Taxes	$(2,088,000)		$5,618,797		$1,022,488
Investment Loss	$590,321	$		$
Depreciation	$931,261		$220,691		$218,368
EBITDA	$(3,787,533)		$15,071,019		$2,696,624
          Our EBITDA is determined by adding the following to net income: net interest income, (gain) loss on sale of equipment, provision (benefit) for income taxes, investment loss and depreciation. We calculate free cash flow by subtracting capital expenditures from cash flow from operations. The table above reconciles EBITDA to net income, and free cash flow to cash flow from operations.
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
          Management determines the proper classification of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At December 31, 2006 and 2005, all securities covered by SFAS No. 115 were designated as available-for-sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders’ equity. Any realized gains and losses on sales of investments, as determined on a specific identification basis, are included in our Consolidated Statement of Operations.
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
          Income Taxes
          We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”). This standard requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, SFAS No. 109 requires the recognition of future tax benefits, such as net operating loss carry -forwards, to the extent that realization of such benefits is more likely than not. The amount of deferred tax liabilities or assets is calculated by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years.
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
Relationship with Oklahoma Development Group
          In 2004 ODG, an entity owned by Tim Aduddell, Chairman of the Board, and David Aduddell, a Company Director, secured four subcontract positions for hurricane related work and engaged Aduddell Roofing to perform the work. In 2005 ODG prepared and submitted a bid to become a prime contractor on hurricane related work in 2005. As the designated manager of the activities of the JV formed by Aduddell and Carothers in response to Hurricane Katrina, ODG managed the pre-event activities, labor procurement, housing and administrative responsibilities and all close out duties including final inspections and repairs associated with the work. Prior to forming the joint venture and signing the contract with the USACE, ODG implemented the planning and readiness program, procured required hurricane response items and, along with Aduddell Roofing and Carothers, prepared the proposal and all documentation that was submitted to the USACE. ODG earned approximately $8,900,000 for the year ended December 31, 2005, and $1,300,000 for the year ended December 31, 2004.
          Effective April 1, 2006, we hired certain key employees of ODG. We believe the benefits of bringing certain ODG employees in house ultimately outweighs the increased overhead cost resulting from this decision. Our decision was based on:
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

Corporate Governance Matters
          We continue to evaluate our corporate governance policies and procedures, and after implementing certain new policies, believe they are satisfactory for a controlled company of our size. We are dedicated to further implementing sound corporate governance policies for a company within our demographics. As a growing company, we anticipate that our corporate governance policies and procedures will soon be enhanced due to our being subject to (i) the requirements of Regulation S-K rather than Regulation S-B, (ii) the corporate governance requirements of a national securities exchange or a Nasdaq market, if we become listed thereon, and (iii) the expected disclosure obligations under the SEC’s proposed executive compensation and related party disclosure rules (Release No. 33-8655). We are sensitive to our status as a controlled entity, our related-party transactions with ODG, and our stockholders’ desires for enhanced, cost-effective corporate governance policies and procedures. With the assistance of securities counsel, we will continue to consider enhancements of our corporate governance polices as we grow and our stock is hopefully listed on a national securities exchange or Nasdaq market.
Results of Operations
Comparison of 2006 and 2005
          Revenues. Revenues decreased from $59,227,145 for the year ended December 31, 2005, to $31,660,657 for the year ended December 31, 2006. Our revenues were significantly affected by the absence of natural disaster related work such as tornados, hurricanes and other windstorms. Revenues for 2006 included a 46.9% organic growth in our roofing revenues as well as $6,303,155 of revenue in our new business line, restoration services.
          Operating Expenses. Operating expenses for the year ended December 31, 2005, were $44,579,679, or 75% of revenue, compared to $36,652,575, or 116% of revenue, for the year ended December 31, 2006. Operating expenses for the year ended December 31, 2006, as a percentage of revenue were affected by expenditures for national account marketing, acquisition pursuit and execution as well as expanded support structure. These increases are expected to normalize in 2007.
          Income(Loss) before Provision for Income Taxes. Operating income before taxes for the year ended December 31, 2005, was $14,943,736 compared to a loss of $4,978,638 for the year ended December 31, 2006. The decrease in our 2006 operating income was attributable to the lack of higher margin disaster work, $2.9 million increase in infra structure as well as $2.7 million expenditure on national account marketing and acquisition pursuit and $590,321 loss on investment.
          Net Income. The net income for the year ended December 31, 2005, was $9,339,085, compared to a net loss of $2,886,366 for the year ended December 31, 2006. These results were influenced by the factors identified above under Revenues, Operating Expenses.
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
Off-Balance Sheet Arrangements
          We have operating leases and guaranties that are not accrued on the balance sheet. The payments due under these leases are disclosed in a contingent loan guaranty in footnote 16 of our consolidated financial statements. Other than the lease and note guaranty, we have no contractual commitments that do not appear on the balance sheet as of December 31, 2006.
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

Commitments and Contingencies
          In regard to the sale of assets and liquidation of Zenex Communications in 2002, we are a guarantor on notes with an outstanding balance of $ 191,436 at December 31, 2006, with approximately $7,000 in monthly principal and interest payments. The purchaser is currently in default on the required payment obligations.
          We warrant our work in the normal course of business. In management’s opinion, there were no outstanding claims which would have a material effect on our operations or financial position.
          Information regarding our legal proceedings are discussed earlier in this document under, “Item 3. Legal Proceedings”.
Liquidity and Capital Resources
Year Ended December 31, 2006
          Total assets increased from $32,703,847 to $33,340,732, liabilities increased from $18,003,086 to $21,683,678 and shareholders’ equity decreased from $14,700,761 to $11,657,054 from December 31, 2005, to December 31, 2006. The increase in assets comes from higher receivables, fixed assets and intangibles with less cash. The increase in liabilities results primarily from an increase in our draw on the line of credit as well as earn out provisions on our acquisition.
          Our net cash at December 31, 2006 is overnight swept into our line of credit. We are using our line primarily due to the financing of our acquisition and capital expenditures. We are currently in the process of securing long term financing for the Anderson acquisition as well as the Hayden/Hudson Acquisition. For the year ended December 31, 2006, net cash provided by operating activities was ($22,120,388) compared to $21,805,758 for the year ended December 31, 2005. Net cash used by investing activities during this period was $9,996,151 compared to $1,219,507 used by investing activities for the year ended December 31, 2005. Net cash provided by financing activities during this period was $9,785,788 compared to net cash used of $756,061 for financing activities for the year ended December 31, 2005. At December 31, 2006, we had working capital of $8,542,070 compared to working capital at December 31, 2005, of $11,512,549. The decrease in working capital resulted from our growth and acquisitions.
          We have a $10,000,000 revolving line of credit. The line bears interest at 1.375% over LIBOR (currently 6.725%) and is secured by all accounts, property and equipment. The line matures on July 30, 2007. There were no outstanding advances at December 31, 2005 and the outstanding advance at December 31, 2006 was $9,407,272.
          At December 31, 2006, we had $1,518,808 of long-term debt as compared to $295,390 of long-term debt at December 31, 2005. The increase in the amount of long-term debt outstanding was primarily due to the earn out portion of our Brent Anderson acquisition.
Adequacy of Current Liquidity
          We meet all of our funding needs for ongoing operations with internally generated cash flows from operations, access to our line of credit, with existing cash and short-term investment balances and with additional term debt or equity for our acquisitions. We believe that existing cash, cash equivalents, short-term investments, and our line of credit together with cash generated from operations, will be sufficient to meet our cash requirements for the foreseeable future.

Contractual Obligations
          The following table summarizes our contractual obligations at December 31, 2006 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

		Less than 1	1 – 3	3 – 5	More than
	Total	Year	Years	Years	5 Years
Operating leases	$456,820	$147,236	268,972	40,612	N/A

Total	$456,820	$147,236

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
          Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
          At December 31, 2006, we had $9.4 million drawn on revolving line of credit. Interest on the revolving line of credit is variable and is equal to LIBOR plus 1.375%. Amounts drawn of the revolving line of credit are the only variable rate debt we have outstanding. A one-percentage point change in the interest rate for our revolving line of credit would change our cash interest payments on an annual basis by approximately $103,400.
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
Item 9A. Controls and Procedures
          It is the responsibility of our chief executive officer and our chief financial officer to ensure that we maintain controls and other procedures designed to ensure that the information required to be disclosed by us in reports that we file with the Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
          As of December 31, 2006, management, including the chief executive officer and chief financial officer, conducted an evaluation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer have concluded the disclosure controls and procedures currently in place are effective. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the chief executive officer and chief financial officer completed their evaluation.
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
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements. See index to Consolidated Financial Statements immediately following the signature page of this report.
(a)(2) Financial Statement Schedules. See index to Consolidated Financial Statements immediately following the signature page of this report.
(a)(3) Exhibits

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Split-off and Merger, dated as of September 27, 2002, by and among Zenex International, its subsidiary and Aduddell Roofing (filed as exhibit to our Form 8-K/A filed on November 15, 2002 and incorporated by reference herein)

3.1	Amended and Restated Articles of Incorporation of Zenex (filed as exhibit to our Form S-3 Registration Statement filed on August 2, 2000 and incorporated by reference herein)

3.2	Amended and Restated Bylaws of Zenex (filed as exhibit to our Form S-3 Registration Statement filed on August 2, 2000 and incorporated by reference herein).

3.3	Amendment to the Articles of Incorporation of Lone Wolf Energy, Inc. changing the name to Zenex Telecom, Inc. effective November 29, 2001 (filed as exhibit to our Form 8-K filed on November 28, 2001 and incorporated by reference herein)

3.4	Amendment to the Articles of Incorporation changing Zenex Telecom, Inc. to Zenex International, Inc. effective August 6, 2002 (filed as exhibit to our Form 8-K filed on August 15, 2002 and incorporated by reference herein)

14	Code of Ethics for Principal Executive and Senior Financial Officers (filed as exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated by reference herein)

10.1	Service Agreement dated February 9, 2005 between Zenex International, Inc. and Oklahoma Development Group, LLC (filed as an exhibit to our Annual Report on Form 10K for the year ended December 31, 2005 and incorporated by reference herein)

10.2	Agreement and Plan of Merger for Brent Anderson Associates, Inc. acquisition. (filed herewith)

21.1	Subsidiaries of Aduddell Industries, Inc.

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer
SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aduddell Industries, Inc.
Date: April 2, 2007	By:	/s/ Stan Genega
President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stan Genega	Director, President and Chief Executive Officer	April 2, 2007

/s/ Reggie Cook	Chief Financial Officer, (Principal Accounting Officer)	April 2, 2007

/s/ Timothy Aduddell	Chairman of the Board of Directors	April 2, 2007

/s/ David Aduddell	Director	April 2, 2007

/s/ Ron Carte	Director	April 2, 2007

/s/ Thomas Parrish	Director	April 2, 2007

/s/ Jerry Whitlock	Director	April 2, 2007

Aduddell Industries, Inc.
Consolidated Financial Statements
And
Report of Independent Registered Public Accounting Firm
Years Ended December 31, 2006, 2005 and 2004

Aduddell Industries, Inc.

Sutton Robinson Freeman & Co., P.C.
2727 E. 21st Street, Suite 600
Tulsa, OK 74114
Report of Independent Registered Public Accounting Firm
To the Board of Directors
Aduddell Industries, Inc.
We have audited the accompanying consolidated balance sheets of Aduddell Industries, Inc. as of December 31, 2006, and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above presents fairly, in all material respects, the consolidated financial position of Aduddell Industries, Inc. as of December 31, 2006, and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.
Sutton Robinson Freeman & Co., P.C.
Tulsa, Oklahoma
March 23, 2007

ADUDDELL, INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND 2005

	2006	2005
Assets

Current Assets
Cash	$—	$22,330,751
Accounts and contract receivable, net of allowance for doubtful accounts	13,662,030	4,614,895
Costs and estimated earnings in excess of billings on uncompleted contracts	2,298,191	2,158,971

Inventory	472,588	—
Prepaid expenses	268,108	168,839

Income tax receivable	2,254,469	—

Related party receivable	60,088	—

Deposits	252,710	—
Employee and other receivables, net of allowance for doubtful accounts	31,484	16,199

	19,299,668	29,289,655

Non-Current Related Party Receivable	—	1,801,133

Property and Equipment
Field and shop equipment	4,023,879	637,565
Office furniture and equipment	1,263,131	228,927
Transportation equipment	3,931,118	1,107,193
Leasehold improvements	203,896	96,001

	9,422,024	2,069,686
Less: accumulated depreciation	(1,584,170)	(879,737)

	7,837,854	1,189,949

Other

Investments	25,156	423,110

Intangible asset customer lists, net	6,112,054	—

Deferred tax asset	66,000	—

	6,203,210	423,110

	$33,340,732	$32,703,847

ADUDDELL, INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND 2005

	2006	2005
Liabilities and Stockholders’ Equity

Current Liabilities
Current portion of long-term debt	$214,343	$213,410

Current portion of acquisition payable	816,667	—

Advances on line of credit	9,407,272	—

Overdraft	732,778	—
Accounts and subcontract payables	7,122,863	11,825,466
Accrued liabilities	773,275	250,883

Insurance payable	39,504	40,458
Income tax payable	—	5,349,105
Billings in excess of costs and estimated earnings on uncompleted contracts	1,058,168	97,784

	20,164,870	17,777,106

Long-Term Debt (Net of Current Portion)	539,975	81,980

Long-Term Acquisition Payable (Net of Current Portion)	978,833	—

Deferred Income Taxes	—	144,000

Stockholders’ Equity
Preferred stock ($0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 52,799,191 and 48,737,921 shares issued and outstanding at December 31, 2006 and 2005)	52,799	48,738
Paid-in capital	4,699,230	4,860,632
Unrealized gain (loss) on available-for-sale securities	703	(3,569)
Retained earnings	6,904,322	9,794,960

	11,657,054	14,700,761

	$33,340,732	$32,703,847

ADUDDELL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
Revenues
Contract revenue	$31,356,079	$59,227,145	$27,828,362
Material sales	304,578	—	—

	31,660,657	59,227,145	27,828,362

Operating Expenses
Cost of sales	30,710,356	41,668,047	23,262,586
Selling, general and administrative	5,811,508	2,772,785	2,011,624
Warranty expense	130,711	138,847	110,820

	36,652,575	44,579,679	25,385,030

Operating Income (Loss)	(4,991,918)	14,647,466	2,443,332

Other Income (Expense)
Interest and dividend income	305,998	86,039	75,139
Gain on sale of equipment	28,751	12,369	3,228
Gain(loss) on investments	(590,321)	—	—
Other income	268,852	197,862	34,924

	13,280	296,270	113,291

Net Income (Loss) from Operations
Before Income Taxes	(4,978,638)	14,943,736	2,556,623

Provision (Benefit) for income taxes:
Current	(1,878,000)	5,439,797	1,012,000
Deferred	(210,000)	179,000	10,488

	(2,088,000)	5,618,797	1,022,488

Net Income (Loss)	(2,890,638)	9,324,939	1,534,135

Other Comprehensive Income
Unrealized holding gains	4,272	14,146	1,230
Reclassification adjustment	—	—	—

Comprehensive Income	$(2,886,366)	$9,339,085	$1,535,365

Basic Net Income (Loss) per Common Share	$(0.06)	$0.19	$0.03

Diluted Net Income (Loss) per Common Share	$(0.04)	$0.12	$0.02

Weighted Average Common Shares Basic	50,258,549	48,737,921	48,737,921

Weighted Average Common Shares Assuming Dilution	79,437,367	80,737,921	80,137,921

ADUDDELL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

					Unrealized
	Shares of	Par Value	Additional		Holding	Total
	Common	Common	Paid in	Retained	Gains	Stockholders'
	Stock	Stock	Capital	Earnings	(Losses)	Equity
Balance at December 31, 2003	48,737,921	$48,738	$4,860,632	$(1,064,114)	$(18,945)	$3,826,311
Unrealized holding gain	—	—	—	—	1,230	1,230
Net income	—	—	—	1,534,135	—	1,534,135

Balance at December 31, 2004	48,737,921	48,738	4,860,632	470,021	(17,715)	5,361,676
Unrealized holding gain	—	—	—	—	14,146	14,146
Net income	—	—	—	9,324,939	—	9,324,939

Balance at December 31, 2005	48,737,921	48,738	4,860,632	9,794,960	(3,569)	14,700,761
Exercise of stock options	1,686,270	1,686	166,940	—	—	168,626
Common stock issued for acquisitions:
Merritt Construction	250,000	250	204,750	—	—	205,000
Brent Anderston	2,000,000	2,000	1,398,000	—	—	1,400,000
EyeOpener	125,000	125	83,625	—	—	83,750
Cancellation of options for repayment of debt	—	—	(1,841,920)	—	—	(1,841,920)
Cancellation of options for repayment of debt	—	—	(172,797)	—	—	(172,797)
Unrealized holding gain	—	—	—	—	4,272	4,272
Net income (loss)	—	—	—	(2,890,638)	—	(2,890,638)

	52,799,191	$52,799	$4,699,230	$6,904,322	$703	$11,657,054

ADUDDELL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
Cash Flows from Operating Activities

Net income (loss)	$(2,890,638)	$9,324,939	$1,534,135

Reconciliation of net income to net cash provided by operating activities:

Depreciation and amortization	931,261	220,691	218,368
Issuance of debt for interest expense	—	6,000	—
Bad debt write-off (recovery)	(48,186)	(270,710)	—
Gain on sale of property and equipment	(28,751)	(12,369)	(3,228)
(Loss) on sale investments	590,321	—	—
Property given for services	—	—	17,000
(Increase) Decrease from changes in:
Accounts receivable	(9,171,746)	451,957	(1,545,983)
Costs and estimated earnings in excess of billings on uncompleted contracts	(139,220)	(795,466)	(421,870)
Inventory	(472,588)	—	—
Shareholder receivable	—	—	—
Officer receivable	—	—	—
Income tax receivable	(2,254,469)	—	—
Related party receivable	(100,875)	(70,793)	(60,997)
Deposits	(252,710)	—	—
Deferred taxes	(66,000)	—	1,012,000
Prepaid expenses	(99,269)	(58,845)	(13,657)
Employee and other receivables	(15,285)	38,828	214,991
Intangible asset customer list	(392,537)	—	—
Increase (Decrease) from changes in:
Overdraft	732,778	—	—
Accounts payable	(4,431,191)	7,889,814	2,239,601
Insurance payable	(954)	(204,641)	202,522
Accrued liabilities	522,392	(2,446)	(31,850)
Income tax payable	(5,349,105)	5,237,103	(49,595)
Billings in excess of costs and estimated earnings on uncompleted contracts	960,384	(127,304)	22,450
Deferred taxes	(144,000)	179,000	—

Net adjustments to net income	(19,229,750)	12,480,819	1,799,752

Net cash provided (used) operating activities	(22,120,388)	21,805,758	3,333,887

Cash Flows from Investing Activities
Purchase of investments	(188,096)	(403,225)	—
Purchase of Brent Anderson & Associates	(6,026,915)	—	—
Proceeds from sale of property and equipment	37,851	88,295	14,211
Purchase of property and equipment	(3,818,991)	(904,577)	(138,086)

Net cash used by investing activities	(9,996,151)	(1,219,507)	(123,875)

ADUDDELL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
Cash Flows from Financing Activities
Proceeds from the issuance of stock	168,626	—	—
Net change in line of credit	9,407,272	—	(733,743)
Proceeds from long-term debt	538,640	—	—
Retirement of long-term debt	(328,750)	(756,061)	(376,115)

Net cash provide (used) by financing activities	9,785,788	(756,061)	(1,109,858)

Net Increase in Cash (Decrease)	(22,330,751)	19,830,190	2,100,154

Cash at Beginning of Period	22,330,751	2,500,561	400,407

Cash at End of Period	$—	$22,330,751	$2,500,561

Supplemental Disclosure of Cash Flow Information

Cash paid for:
Interest	$134,511	$142,950	$152,158
Taxes	5,309,034	84,692	60,083

Supplemental Schedule of Non-Cash Investing and Financing Activities

Fixed asset additions	$249,039	$130,000	$—

Liabilities assumed or incurred	$249,039	$130,000	$—

Acquisition of Brent Anderson & Associates	$1,795,500	$130,000	$—

Liabilities assumed or incurred	$1,795,500	$130,000	$—

Common stock issued for Acquisitions	$1,688,750	$—	—

ADUDDELL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Nature of Business
Aduddell Industries, Inc. is engaged in the commercial and industrial roofing and re-roofing, specialty roofing metals, waterproofing and concrete restoration and consulting businesses through our subsidiaries Aduddell Roofing, Inc., Aduddell Restoration and Waterproofing, Inc., and Global Specialty Group, Inc. In addition we provide pre-event planning, event management and post-event recovery services for disaster related activities through our subsidiary Aduddell Enviro & Emergency Management Services, Inc. (“E2MS”). We provide internal corporate transportation services through our subsidiary Aduddell Financial Services, Inc. as well as marketing services through our EyeOpener Division. We were originally incorporated on March 4, 1991, in the state of Colorado. On June 7, 2006, we changed our name from Zenex International, Inc. to Aduddell Industries, Inc. and our state of incorporation from Colorado to Oklahoma.
Our revenues are derived from comprehensive commercial roofing services, including re-roofing, restoration and repair, new roof construction, sheet metal fabrication, concrete restoration and waterproofing, and emergency pre- and post-event response services. The majority of our 2006 first quarter revenues were derived from re-roofing, restoration and repair services. In the second quarter of 2006, we increased our focus on providing services to the total exterior shell of a building through the asset purchase of Merit Construction, a concrete restoration company and expanded our roofing business to include standing seam and specialty metals. In the third quarter of 2006 we focused on the organic growth of these business areas, increased our marketing capability with the purchase of EyeOpener Creative Communications, LLC, as well as our continued search for acquisitions in key markets. On October 20, 2006, we signed a letter of intent to acquire Brent Anderson & Associates, Inc., a Minnesota based restoration, roofing and waterproofing company. This transaction closed in December 2006 adding significant resources, including below grade waterproofing to our service offerings. While we derived no revenues in 2007 from pre-event planning, event management and post-event recovery services for disaster related activities by E2MS, we have leveraged our relationships to provide growth in the roofing and restoration markets. In addition we have negotiated a number of pre-event contracts as first responders in the event of an emergency. In one of these contracts, E2MS has been named the preferred vendor for emergency planning and response by ASFONA, the Starwood Hotels franchise owners association, and our division president, Randall Oberlag, has been named as an honorary board member of that organization. In the last quarter, we were selected as the primary subcontractor to James Lee Witt Associates for emergency roofing and miscellaneous construction for their contracts with the State of Rhode Island and the State of Virginia. We continue to make progress in the strengthening our relationships in the hospitality areas for Emergency Preparedness Management, including Mitigation and Recovery Operations
We also offer maintenance services, which provide recurring revenues and ongoing interaction with our customers, including a new online roof asset management service. Revenues from fixed-price construction and renovation contracts are generally accounted for on a percentage-of-completion basis using the cost-to-cost method. The cost-to-cost method measures the percentage completion of a contract based on total costs incurred to date compared to total estimated costs to completion.
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

ADUDDELL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Aduddell Roofing, Inc., Aduddell Restoration and Waterproofing, Inc., Global Specialty Group, E2MS and Aduddell Financial Services. The financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Inventory
Inventories consist of construction materials and are stated at the lower of cost (first-in, first-out) or market (net realizable value).
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
Management determines the proper classification of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At December 31, 2006 and 2005, all securities covered by SFAS No. 115 were designated as available-for-sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders’ equity. Any realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations.
Intangible Assets
The Company accounts for intangible assets using of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) which primarily addresses accounting for goodwill and

ADUDDELL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
intangible assets subsequent to acquisition. Under SFAS No. 142, goodwill and separately identified intangible assets with indefinite lives are no longer amortized, but reviewed annually (or more frequently if impairment indicators arise) for impairment. In accordance with SFAS No. 142, intangibles with finite useful lives, which include customer lists, continue to be amortized over their estimated useful life. The Company amortizes customer lists using the straight-line method with an estimated useful life of five years. Impairment, if any, is calculated for all intangibles as the excess of the asset carrying value over its fair value and is charged to expense when discovered. No impairment was recorded for the year ended December 31, 2006. Accumulated amortization at December 31, 2006 totaled $89,630. Amortization expense for the year ended December 31, 2006 was $89,630. The estimated amortization of intangible assets for each of the four succeeding years is $1,240,337 with amortization of $1,150,706 in the fifth year.
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
Depreciation
Depreciation for financial statement purposes is provided on the straight-line method over the estimated useful lives of the various assets. Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $931,261, $220,691, and 218,368 respectively. For income tax purposes, accelerated methods of depreciation are used with recognition of deferred income taxes for the resulting temporary differences. Estimated useful lives for financial statement purposes are as follows:

Field and shop equipment	5 - 7	Years
Office furniture and equipment	5 - 10	Years
Transportation equipment	3 - 7	Years
Leasehold improvements	15 – 39	Years
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

ADUDDELL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
NOTE 2 – ACQUISITIONS
On April 1, 2006, Aduddell Roofing acquired certain operating assets of Merit Construction Services, a privately held concrete restoration company. As a result of the acquisition, the Company established its restoration division, eliminated our need to outsource restoration projects, increased restorations market opportunity through our bonding capacity, allowed us to cross sell services to customers and increased the restoration division sales. The company’s sales increased from $4 million in 2005, to over $6 million in 9 months of 2006, and continues to grow with a backlog in excess of $10 million at year end.
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
In September 2006, we purchased the assets of EyeOpener Creative Communications, LLC, an integrated marketing company, to help develop and brand Aduddell’s operating business units. EyeOpener will provide Aduddell with professional and targeted marketing and sales support through strategic advertising, branding, web-based communications, sales tools, and market research. EyeOpener has in house media, photography and video capabilities that will be beneficial to all of our operating units. The aggregate purchase price of $212,550 consisted of $20,000 in cash, $103,800 in repayment of loans and 125,000 shares of Company common stock valued at $88,750. The value of the common shares issued was determined based on the closing market price of the Company’s common shares from the previous day.
On October 20, 2006 the company signed a non-binding letter of intent to purchase Brent Anderson Associates, Inc., a Minnesota-based restoration, roofing and waterproofing company. This transaction closed effective December 1, 2006, adding significant resources, including below grade waterproofing to our service offerings.
The aggregate purchase price of $9,222,415 consisted of $2,000,000 in cash, with $150,000 subject to an escrow agreement, $4,026,915 repayment of loans, and $2,000,000 of Company common stock with a minimum conversion value of $1.00 per share valued at $1,400,000 (Actual value of the common shares issued was determined based on the closing market price of the Company’s common shares from the day previous to closing.) The right to earn an additional $2,565,000 of shares of the Company’s common stock with a minimum conversion price of $1.00 per share. (Valued at $1,795,500 based on the share price at the day previous to closing.) Based on the fair value of the acquired assets, the Company allocated $3,618,268 of the purchase price to tangible property and equipment and

ADUDDELL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
$5,604,147 to intangible assets. The intangible asset represents the benefit the Company expects to realize from the existing customer relationships and is considered to have an estimated useful life of five years.
The results for operations for Merit Construction for the nine months of April 1, 2006 through December 31, 2006 and Brent Anderson Associates for the one month period of December 31, 2006 is reflected in the Company’s results for the year ended December 31, 2006 in the accompanying consolidated statements of operations.
The following table presents the unaudited pro-forma combined results of operations of the Company, Merit Construction and Brent Anderson Associates for each of the years ended December 31, 2006, and 2005, respectively as if Merit Construction and Brent Anderson Associates had been acquired at the beginning of each of the periods.

	For the Years Ended
	December 31,
	2006	2005
Revenues	$50,508,341	$84,707,241

Net Income (Loss)	$(4,167,288)	$9,705,244

Proforma basic earnings (loss) per sharet	$(0.08)	$0.20

Pro forma diluted earnings (loss) per share	$(.05)	$0.12

Weighted average shares outstanding:
Basic	50,258,549	48,737,921

Diluted	79,437,367	80,737,921

The pro forma combined results are not necessarily indicative of the results that would have occurred if the acquisitions had been completed at the beginning of 2005, nor are they necessarily indicative of future consolidated results.

ADUDDELL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
At year end we signed a definitive purchase agreement to acquire Hayden Building Maintenance, Inc. as well as Hudson Valley Roofing and Sheet Metal, Inc., privately held commercial roofing companies in New York. Hayden Building Maintenance has an additional office in New Orleans that is currently actively involved in commercial roofing related to disaster response. It is anticipated closing will occur on or before May 18, 2007. The 2006 combined revenues of these two companies would add over $30 million to our pro forma table above.
NOTE 3 — CONTRACT RECEIVABLES
Contracts receivable consist of the following:

	December 31,	December 31,
	2006	2005
Completed contracts	$2,465,564	$2,510,811
Contracts in progress	9,139,408	1,439,198
Retainage	2,057,058	664,886

	13,662,030	4,614,895
Less allowance for doubtful amounts	—	—

	$13,662,030	$4,614,895

NOTE 4 — UNCOMPLETED CONTRACTS
Costs, estimated earnings, and billings on uncompleted contracts, are as follows:

	December 31,	December 31,
	2006	2005
Costs incurred on uncompleted contracts	$29,126,527	$35,222,123
Estimated earnings	145,508	16,992,366

	29,272,035	52,214,489
Billings to date	28,032,012	50,153,302

	$1,240,023	$2,061,187

Included in the accompanying balance sheets under the following captions:

	December 31,	December 31,
	2006	2005
Costs and estimated earnings in excess of billings on uncompleted contracts	$2,298,191	$2,158,971

Billings in excess of costs and estimated earnings on uncompleted contracts	(1,058,168)	(97,784)

	$1,240,023	$2,061,187

NOTE 5 — LETTER OF CREDIT
At December 31, 2006, the Company had a $175,000 letter of credit issued to its insurance carrier that matures on February 24, 2007.

ADUDDELL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 — LINE OF CREDIT
The Company has a $10,000,000 revolving line of credit. The line bears interest at 1.375% over the published LIBOR Rate (currently 6.725%) and is secured by all accounts, property and equipment. The line matures on July 30, 2007. There were no outstanding advances at December 31, 2005 and the outstanding amount at December 31, 2006 was $9,407,272.
NOTE 7 — LONG-TERM DEBT
The Company has the following long-term debt as of:

	December 31	December 31,
	2006	2005
Note payable secured by all accounts, equipment and general intangibles, bearing interest at 2.75% over New York Prime, with a maximum of 7.75% and a minimum of 5.75% (7.75% currently), due in monthly installments of $17, 581 through November 2006	$—	$182,562
6.63% to 21% notes payable secured by equipment, due in varying monthly installments through May 2010	68,124	—
6% to 8.25% notes payable secured by transportation equipment, due in varying monthly installments through January 2012	686,194	112,828

	754,318	295,390
Less: current portion of long-term debt	214,343	213,410

	$539,975	$81,980

Maturities of long-term debt subsequent to December 31, 2006 are as follows:

Year	Amount
2007	$214,343
2008	$227,163
2009	204,958
2010	66,156
2011	39,427
2012	2,271

$754,318

Interest expense was $134.510, $148,950 and $123,898 for the years ended December 31, 2006, 2005 and 2004, respectively.

ADUDDELL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 — PENSION PLAN
The Company sponsors a defined contribution plan that covers all non-union employees. Employees who are twenty-one years of age and have completed one year of service are eligible to participate. Employees may contribute from one to eighty percent of eligible salary limited to the amount allowed under the Internal Revenue Code. Company profit sharing contributions are discretionary each year. Currently the Company is matching contributions up to 4%. Employees are vested 100% in salary deferral contributions. Company contributions begin vesting after two years and vest 20% a year until fully vested. Company contributions for the years ended December 31, 2006, 2005 and 2004 totaled $44,517, $42,955 and $46,636, respectively.
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
Options Issued During the Quarter:
In connection with an employment agreement dated October 16, 2006, the company granted options to purchase 25,000 shares of common stock for $.74 per share, vesting in 5 equal annual installments
Options Issued Previously:
On October 17, 2005, the Company granted options exercisable for a total of 1,000,000 shares to Ron Carte in his role as President, and options exercisable for a total of 500,000 shares each to David Aduddell, Ron Carte, Tom Parrish and Jerry Whitlock in their roles as Directors at an exercise price of $0.78 per share. On April 1, 2006 the Company granted options exercisable for a total of 500,000 shares to Stan Genega in his role as a director, with an exercise price of $0.80 per share. Of the 1,000,000 options issued to Ron Carte as President, 500,000 options have vested with 500,000 rescinded with his resignation as President. The 500,000 options granted to each of Messrs. Aduddell, Carte, Parrish, Whitlock and Genega vest in five equal annual installments.
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
In connection with an employment agreement dated May 1, 2006, the company granted options to purchase 25,000 shares of common stock for $1.38 per share, vesting in 5 equal annual installments.

ADUDDELL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In connection with an employment agreement dated September 1, 2006, the company granted options to purchase 25,000 shares of common stock for $1.02 per share, vesting in 5 equal annual installments.
On July 3, 2002, in connection with the financing of certain equipment, 200,000 options at $0.08 per share were granted.
NOTE 10 — INCOME TAXES
The income tax provision consist of the following:

	Years Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Current tax provision	$(1,878,000)	$5,439,797	$1,012,000
Deferred tax provision	(210,000)	179,000	10,488

Total provision for income taxes	$(2,088,000)	$5,618,797	$1,022,488

A reconciliation of the current provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal (34%) and state (5%) income tax rates to income before income taxes is as follows:

	December 31,	December 31,	December 31,
	2006	2005	2004
Statutory federal income tax rate	34.0%	34.0%	34.0%
State tax effective rate	5.0	5.0	5.0
Permanent differences	—	—	—
Benefit of graduated tax rates	—	—	—
Prior year assessments finalized	—	1.5	0.5
Increase in valuation allowance	—	—	(1.6)
Other	3.0	(3.0)	1.1

	42.0%	42.0%	40.0%

At December 31, 2006, the Company carried back its current year operating losses to 2004 and 2005. This resulted in an income tax receivable of $2,254,469, consisting of $1,878,000 of tax benefit and prepayments of $375,469. Net operating losses of approximately $297,000 remain available to reduce future federal and state taxable income. Unless utilized, the carry forward amounts will begin to expire in 2012. For federal and state tax purposes, the Company’s net operating loss carry forward amounts are subject to an annual limitation due to a greater than 50% change in stock ownership which occurred in 2002, as defined by federal and state tax law.
Taxable temporary differences result principally from the excess of depreciation for tax purposes over the amount deducted for financial reporting purposes. Deductible temporary differences from the share based compensation deduction and the operating loss carry forward, giving rise to deferred tax assets, are reduced by a valuation allowance. The Company has established a valuation allowance for a portion of its net deferred tax assets due to the ownership change limitation on the use of the loss carry forward.

ADUDDELL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The net deferred tax asset (liability) consisted of the following components:

	December 31,	December 31,
	2006	2005
Deferred tax liability on depreciation	$(150,000)	$(245,000)
Deferred tax asset for loss carry forward and share-based compensation	419,000	304,000

Deferred tax asset	269,000	59,000

Less: valuation allowance	203,000	203,000

Net deferred tax asset (liability)	$66,000	$(144,000)

NOTE 11 — RELATED PARTY TRANSACTIONS
The Company engaged in certain transactions with Tim Aduddell, a majority shareholder of the Company, and entities owned by Tim Aduddell.
The Company had a note receivable from an entity owned by Tim Aduddell. The loan was secured by marketable securities and a personal guaranty. Interest was accrued quarterly based on the federal mid-term rate and added to the note principal. Accrued interest income amounted to $40,787, $ 70,793 and $60,007 for the years ended December 31, 2006, 2005 and 2004, respectively. The balance of the note receivable totaled $1,801,133 at December 31, 2005 and $1,841,920 on June 6, 2006. On June 6, 2006, the Board of Directors voted to collect the receivable by redemption of a certain portion of Tim Aduddell’s options in an amount sufficient to satisfy the outstanding unpaid accrued interest and principal on the receivable. For purposes of determining the redemption value of Mr. Aduddell’s options, the options were valued at the prior twenty day trading average ($1.52) discounted by 15% ($1.292), less the exercise price of the options ($.04) for a total value of $1.252 per option. Based upon this valuation, the Company accepted Tim Aduddell’s surrender of 1,471,182 options in satisfaction of the debt.
The Company leases its office, warehouse and yard facilities from Aduddell Holdings, Inc., a corporation wholly-owned by Tim Aduddell. The lease agreement is for one year and expires on September 30, 2007, with monthly rentals of $16,250. The Company is responsible for all taxes, insurance, maintenance and utilities on the leased premises. Rental expense under this lease amounted $195,000, $195,000 and $186,250 for the years ended December 31, 2006, 2005 and 2004, respectively.
In 2004 ODG, an entity owned by Tim Aduddell, Chairman of the Board, and David Aduddell, a Company Director, secured four subcontract positions for hurricane related work and engaged Aduddell Roofing to perform the work. In 2005 ODG prepared and submitted a bid to become a prime contractor on hurricane related work in 2005. As the designated manager of the activities of the JV formed by Aduddell and Carothers in response to Hurricane Katrina, ODG managed the pre-event activities, labor procurement, housing and administrative responsibilities and all close out duties including final inspections and repairs associated with the work. Prior to forming the joint venture and signing the contract with the USACE, ODG implemented the planning and readiness program, procured required hurricane response items and, along with Aduddell Roofing and Carothers, prepared the proposal and all documentation that was submitted to the USACE. ODG earned approximately $8,900,000 for the year ended December 31, 2005, and $1,300,000 for the year ended December 31, 2004.
NOTE 12 — BACKLOG
The amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements on which work had not yet begun at December 31, 2006, was approximately $23,860,000 compared to December 31, 2005 of approximately $2,070,000.

ADUDDELL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 — STOCK OPTIONS
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005, risk-free interest rates of 5.5%, no dividend yield or assumed forfeitures; expected lives of 10.0 years; and volatility of 54%. The amounts above are not likely to be representative of future years because there is no assurance that additional awards will be made each year.
In accordance with the terms of a January 2001 loan agreement with a shareholder, a five-year option was granted for the purchase of 1.2 million shares of the Company’s common stock for $0.10 per share.
Common Stock Options and Other Warrants - The following table summarizes the Company’s stock option activity for the years ended December 31, 2006, 2005 and 2004:

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	2006	Price	2005	Price	2004	Price
Options outstanding beginning of year	35,600,000	$.12	32,000,000	$.04	32,000,000	$.04
Options issued during the year	1,025,000	.72	3,600,000	.78	—	—
Options exercised during the year	1,686,266	.10	—	—	—	—
Options cancelled during the year	2,584,916	.76	—	—	—	—
Options expired during the year	—	—	—	—	—	—

Options outstanding end of year	32,353,818	$.12	35,600,000	$.12	32,000,000	$.04

The weighted average grant-date exercise price of options granted during 2006 was $.72 per share. No options were granted in 2004.

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 12/31/06	Life	Price	at 12/31/05	Price
.04	28,528,818	No term	.04		30,000,000.04
.08 - .10	200,000	No term	.10		2,000,000.10
.70 – 1.38	3,625,000	10 year	.78		3,600,000.78

	32,353,818		.12		35,600,000.12

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation awards. APB No. 25 allows for no recognition of compensation cost if the exercise price

ADUDDELL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
of the option is equal to the fair value of the stock at grant date. Accordingly, no compensation cost has been recognized for stock options granted in the accompanying consolidated financial statements.
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123(R), “Share Based Payment”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) requires entities to measure the fair value of equity share-based payments (stock compensation) at grant date, and recognize the fair value over the period during which an employee is required to provide services in exchange for the equity instrument as a component of the income statement. SFAS No. 123(R) is effective for periods beginning after June 15, 2005. This requires us to adopt FAS 123(R) effective January 1, 2006.
The following pro forma data is calculated net of tax as if compensation cost for the Company’s stock-based compensation awards was determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123.

	Years Ended December 31,
	2005	2005	2004
Net income as reported	$(2,886,366)	$9,339,085	$1,535,365
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(88,370)	(86,000	—

Proforma net income	$(2,797,996)	$9,232,022	$1,535,365

Net income per common share as reported	$(.04)	$.12	$.02
Proforma net loss per common share, basic and diluted	$(.04)	$.12	$.02

Weighted average common shares outstanding, basic and diluted	79,437,367	80,737,921	80,137,921
NOTE 14 — EARNINGS PER SHARE

	December 31,	December 31,	December 31,
	2006	2005	2004
Basic earnings per share:(in thousands)
Common shares outstanding	52,799,191	48,737,921	48,737,921

Weighted average shares outstanding	50,258,549	48,737,921	48,737,921

Earnings per share	$(.06)	$.19	$.03

Fully diluted earnings per share:
Common shares outstanding	81,978,005	80,737,921	80,137,921

Weighted average shares outstanding	79437,367	80,737,921	80,137,921

Earnings per share	$(.04)	$.12	$.02

For the Year Ended	Income	Share	Per Share
December 31, 2006:	(Numerator)	(Denominator)	Amount
Earnings per common share:
Income available to common stockholders	(2,886,366)
Weighted average common shares outstanding		50,258,549	(.06)

Earnings per common share assuming dilution:		29,178,818
Options			(.04)
Income available to common stockholders assuming dilution		79,437,367

ADUDDELL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended	Income	Share	Per Share
December 31, 2005:	(Numerator)	(Denominator)	Amount
Earnings per common share:
Income available to common stockholders	$9,339,085
Weighted average common shares outstanding		48,737,921	$.19

Earnings per common share assuming dilution:
Options		32,000,000

Income available to common stockholders assuming dilution	$9,339,085	80,737,921	$.12

Options to purchase 3,600,000 shares of common stock at an exercise price of $.79 per share were outstanding at December 31, 2005 but were not included in the computation of income per common share-assuming dilution because the options were antidilutive.
Options to purchase 3,175,000 shares of common stock at an exercise price of $.66 — $1.38 per share were outstanding at December 31, 2006 but were not included in the computation of income per common share-assuming dilution because the options were antidilutive.
NOTE 15 – LEASES
In March 2006, the Company leased its corporate office facilities under an operating lease which expires April 30, 2010. Under the terms of the lease, the Company is responsible for its share of common area maintenance and operating expenses. Rent expense under the lease totaled $56,128 for the year ended December 31, 2006.
The Company leases its office, warehouse and yard facilities from Aduddell Holdings, Inc., a corporation wholly owned by Tim Aduddell. The lease agreement is for one year and expires on September 30, 2007, with monthly rentals of $16,250. The Company is responsible for all taxes, insurance, maintenance and utilities on the leased premises. Rental expense under this lease amounted $195,000, $195,000 and $186,250 for the years ended December 31, 2006, 2005 and 2004, respectively. In November 2006, the Company leased office facilities for its EyeOpener Division under an operating lease which expires in November 2008. Rent expense under the lease totaled $2,100 for the year ended December 31, 2006.
As of December 31, 2006, the future minimum lease commitments under all non cancellable leases were as follows:

Year	Amount
2007	$147,236
2008	147,136
2009	121,836
2010	40,612

$456,820

ADUDDELL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The restoration division of Aduddell Roofing leases its office and shop space in Minnesota monthly with a lease expiration of October 2007and a monthly lease payment of $16,250.
The Company leases office/facilities in Florida on a month-to-month basis with monthly lease payments of $2,000.
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
In regard to the sale of assets and liquidation of Zenex Communications in 2002, we were a guarantor to the purchaser on notes with an outstanding balance of $191,436 at December 31, 2006, with approximately $6,353 in monthly principal and interest payments. The purchaser is currently in default on the required payment obligations. The continuance of the default is uncertain at this time and amount is not material in regards to our operations.
Lawsuit
Eric Beitchman v. Timothy Aduddell, et al., Case No. 5:05-cv-01465-HE, United States District Court for the Western District of Oklahoma. On December 19, 2005, a shareholder’s derivative action was filed, claiming that we entered into certain non-arms length transactions with certain of our officers and/or directors. Among the transactions complained of is one in which we allegedly entered into a Telecommunications Equipment and Software Upgrade Agreement with a company partially owned and controlled by one of our officers/directors. In addition, the plaintiff complains our contracting with and making payments to Oklahoma Development Group, LLC (“ODG”) in connection with our outsourcing of emergency response services to ODG in 2005. Based on these and other allegations in the Complaint, the plaintiff claims that the individual defendants breached their fiduciary duties to us, that they abused control of us, that they engaged in gross mismanagement, and, with respect to certain officers/director defendants, that they engaged in unjust enrichment. Plaintiff seeks damages, imposition of a constructive trust, restitution and attorneys’ fees. We and the individual defendants denied the substantive allegations of the Complaint.
On February 9, 2007, the parties participated in a mediation that resulted in a settlement of the lawsuit. Final documentation has not yet occurred; however, the settlement terms include payment by us of a nonmaterial amount along with certain non-monetary relief.
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

ADUDDELL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17 — CONCENTRATIONS
In connection with providing service to customers, Aduddell Roofing does not have contractual agreements with suppliers. The material and supplies used in the business are readily available from several vendors.
Although Aduddell Roofing had a significant number of customers for the year ended December 31, 2006, one customer accounted for 40% of the revenue. The customer was Carothers Construction with the work being performed for the Navy SeaBees contract and was actually seventeen buildings within one contract. For the year ended December 31, 2005 the USACE accounted for 72% of the revenue. Two customers accounted for 38% and 10% of the revenue for the year ended December 31, 2004.
The Company’s contract receivables at December 31, 2006, are from a small number of companies in various industries which could be subject to business cycle variations. As of December 31, 2006 the Company had one customer that accounted for 40% of the contracts receivable. As of December 31, 2005, the Company had three customers that accounted for 64% of the contracts receivable. As of December 31, 2004, the Company had three customers that accounted for 66% of the contracts receivable. This concentration subjects the Company to a credit risk if the general economy or the companies fail to perform.
Supplementary Data
The following is a summary of the quarterly results of operations for the years ended December 31, 2006 and 2005. Net income (loss) per share is computed independently for each of the quarters presented; therefore, the sum of the quarterly loss per share does not necessarily equal the total for the year.

	2006
	December	September
	31	30	June 30	March 31
Revenues	$7,713,589	$11,574,763	$8,637,728	$3,734,577
Cost of sales	9,785,528	10,174,307	7,902,525	2,847,996

Gross margin	(2,071,939)	1,400,456	735,203	886,581
S G & A and other	3,103,076	1,326,113	470,251	1,149,199

Income (Loss) before income taxes	(5,175,015)	74,343	264,952	(262,918)

Income tax expense (benefit)	(2,198,047)	56,210	77,970	(148,405)

Net income (loss)	$(2,976,968)	$18,133	$186,982	$(114,513)

Net income (loss) per common share – basic	$(.06)	$—	$—	$—

Net income (loss) per common share - assuming dilution	$(.04)	$—	$—	$—

ADUDDELL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	2005
	December	September
	31	30	June 30	March 31
Revenues	$17,363,533	$34,746,247	$3,831,637	$3,285,728
Cost of sales	12,717,344	22,543,572	3,736,607	2,670,524

Gross margin	4,646,189	12,202,675	95,030	615,204
S G & A and other	754,048	817,428	532,561	511,325

Income (Loss) before income taxes	3,892,141	11,385,247	(437,531)	103,879
Income tax expense (benefit)	1,334,062	4,436,403	(149,636)	(16,178)

Net income (loss)	$2,558,079	$6,948,844	$(287,895)	$120,057

Net income (loss) per common share – basic	$.05	$.14	$—	$—

Net income (loss) per common share - assuming dilution	$03	$.09	$—	$—