Form 10-Q
period 2007-03-31
ADUDDELL INDUSTRIES INC
filed 2007-05-15
CIK 928373

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-24684
ADUDDELL INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Oklahoma (State or other jurisdiction of incorporation or organization)	73-1587867 (I.R.S. Employer Identification No.)

1601 N.W. Expressway Oklahoma City, Oklahoma (Address of principal executive offices)	73118 (Zip Code)
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
Yes ☐      No ☑
On May 14, 2007, we had outstanding 53,965,854 shares of our common stock, $.001 par value.

ADUDDELL INDUSTRIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2007

Cautionary Statement Regarding Forward Looking Information
     This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of forward-looking terminology such as: “may”, “might”, “could”, “would”, “believe”, “expect”, “intend”, “plan”, “seek”, “anticipate”, “estimate”, “project” or “continue” or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this report on Form 10-Q, including without limitation, the statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and located elsewhere herein regarding our financial position and liquidity are forward-looking statements. These forward-looking statements also include, but are not limited to:
•	our ability to expand our markets and maintain or increase profit margins;

•	actions of our competitors;

statements regarding our anticipated revenues, expense levels, liquidity and capital resources and projections of positive operating cash flow; and

•	the matters described under “Part II – Item 1A – Risk Factors and in our 2006 Form 10K”
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

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
ADUDDELL INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
	2007	December 31,
	(Unaudited)	2006
Assets
Current Assets
Cash	$242,888	$—
Accounts receivable, net of allowance for doubtful accounts	10,185,834	13,662,030
Costs and estimated earnings in excess of billings on uncompleted contracts	4,505,764	2,298,191
Inventory	581,567	472,588
Income tax receivable	2,254,469	2,254,469
Prepaid expenses	436,008	268,108
Related party receivable	61,210	60,088
Deposits	306,203	252,710
Employee and other receivables, net of allowance for doubtful accounts	94,729	31,484

	18,668,672	19,299,668

Property and Equipment
Field and shop equipment	4,370,620	4,023,879
Office furniture and equipment	937,901	1,263,131
Transportation equipment	3,983,157	3,931,118
Land	64,265	—
Leasehold improvements	364,920	203,896

	9,720,863	9,422,024

Less: accumulated depreciation	(1,994,606)	(1,584,170)

	7,726,257	7,837,854

Other
Intangible asset customer list, net	5,956,782	6,112,054
Deferred tax asset	567,149	66,000
Investments	27,240	25,156

	6,551,171	6,203,210

	$32,946,100	$33,340,732

See accompanying notes.

ADUDDELL INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
	2007	December 31,
	(Unaudited)	2006
Liabilities and Shareholders’ Equity
Current portion of long term debt	268,833	214,343
Current portion of acquisition payable	816,667	816,667
Advances on line of credit	10,352,539	9,407,272
Overdraft		732,778
Accounts and subcontract payables	8,437,938	7,122,863
Accrued liabilities	1,476,886	773,275
Insurance payable	144,444	39,504
Income tax payable	—	—
Billings in excess of costs and estimated earnings on uncompleted contracts	844,036	1,058,168

	22,341,343	20,164,870

Long-Term Debt (Net of Current Portion)	582,681	539,975

Long-Term Acquisition Payable (Net of Current Portion)	978,833	978,833

Shareholders’ Equity
Preferred stock ($0.001 par value, 20,000,000 shares authorized, no shares issued and Outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 53,965,854 and 52,799,191 shares issued and outstanding at March 31, 2007 and December 31, 2006)	52,799	52,799
Paid-in capital	4,699,230	4,699,230
Unrealized gain (loss) on available-for-sale securities	2,785	703
Retained earnings	4,288,429	6,904,322

	9,043,243	11,657,054

	$32,946,100	$33,340,732

See accompanying notes.

ADUDDELL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2007	2006
Revenues
Contract revenue	$9,810,343	$3,734,577
Other sales	141,899	—

	9,952,242	3,734,577

Operating Expenses

Cost of sales	8,973,387	2,847,996
Selling, general and administrative	4,101,399	1,312,564
Warranty expense	24,212	50,556

	13,098,998	4,211,116

Operating Income (Loss)	(3,146,756)	(476,539)

Other Income

Interest and dividend income	1,121	202,032
Gain(loss) on sale of equipment	215	3,500
Other income	28,378	8,089

	29,714	213,621

Net Income (Loss) from Operations Before Income Taxes	(3,117,042)	(262,918)

Provision for income taxes:

Current	(1,215,646)	(40,000)
Deferred	714,497	(80,000)

	(501,149)	(120,000)

Net Income (Loss)	(2,615,893)	(142,918)

Other Comprehensive Income

Unrealized holding gains (losses)	2,082	28,405
Reclassification adjustment	—	—

Comprehensive Income	$(2,613,811)	$(114,513)

See accompanying notes.

	Three Months Ended March 31,
	2007	2006
Basic Net Income (Loss) per Common Share	$(0.05)	$—

Diluted Net Income (Loss) per Common Share	$—	$—

Weighted Average Common Shares Basic	53,965,854	49,937,921

Weighted Average Common Shares Assuming Dilution	N/A	N/A

See accompanying notes.

ADUDDELL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	Mar 31,	Mar 31,
	2007	2006
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities

Net income	$(2,615,893)	$(142,918)

Reconciliation of net income to net cash provided by operating activities:

Depreciation and amortization	753,281	86,788
(Gain) on sale of property and equip	(215)	(3,500)
(Increase) Decrease from changes in:
Accounts receivable	3,476,196	895,563
Costs and estimated earnings in excess of Billings on uncompleted contracts	(2,207,573)	344,906

Inventory	(108,979)	—

Income tax receivable	(401,191)	(199,895)

Related party receivable	(1,122)	(24,135)

Deposits	(53,493)	—

Deferred taxes	(501,149)	—

Prepaid expenses	(167,900)	15,634

Employee and other receivables	(63,245)	(2,647)

Increase (Decrease) from changes in:
Accounts payable	1,315,075	(9,840,501)
Overdraft	(732,778)	—
Insurance payable	104,940	(4,424)
Accrued liabilities	703,611	87,172
Income tax payable	—	(5,349,105)
Billings in excess of costs and estimated earnings on uncompleted contracts	(214,132)	(9,222)
Deferred taxes	—	(80,000)

Net adjustments to net income	2,302,517	(14,083,366)

Net cash used by operating activities	(313,376)	(14,226,284)

See accompanying notes.

ADUDDELL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	Mar 31,	Mar 31,
	2007	2006
	(Unaudited)	(Unaudited)
Cash Flows from Investing Activities
Proceeds from sale of property and equipment	215	3,500
Purchase of property and equipment	(339,974)	(390,483)

Net cash used by investing activities	(339,759)	(386,983)

Cash Flows from Financing Activities

Net change in line of credit	945,267	—

Retirement of long-term debt	(49,244)	(295,390)
Proceeds from issuance of stock	—	120,000

Net cash provided by financing activities	896,023	(175,390)

Net Increase (Decrease) in Cash	242,888	(14,788,657)

Cash at Beginning of Period	—	22,330,751

Cash at End of Period	$242,888	$7,542,094

Supplemental Disclosure of Cash Flow Information

Cash paid for:
Interest	$215,861	$4,316
Taxes	—	5,509,000

Supplemental Schedule of Non-Cash Investing and Financing Activities

Fixed asset additions	$339,974	$390,483

Liabilities assumed or incurred	$339,974	$390,483

Common stock issued for acquisition	$—	$—

See accompanying notes.

ADUDDELL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2007
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
     Our revenues are derived from comprehensive commercial roofing services, including re-roofing, restoration and repair, new roof construction, sheet metal fabrication, concrete restoration and waterproofing, and emergency pre- and post-event response services. In 2007 we have focused on integration of our acquisitions, cost control and operations. While we have implemented a number of cost reduction initiatives and function consolidations that are in effect in our second quarter, the full effect of these actions will not be evident until the third and fourth quarters. Based on those second quarter changes and other recent initiatives we expect administrative cost to decrease quarterly by over $670,000 during the third and fourth quarters. In addition we expect continued increase in our sales volume and improvement in our divisional gross margins.
     The majority of our 2006 first quarter revenues were derived from re-roofing, restoration and repair services. In the second quarter of 2006, we increased our focus on providing services to the total exterior shell of a building through the asset purchase of Merit Construction, a concrete restoration company and expanded our roofing business to include standing seam and specialty metals. In the third quarter of 2006 we focused on the organic growth of these business areas, increased our marketing capability with the purchase of EyeOpener Creative Communications, LLC, as well as our continued search for acquisitions in key markets. On October 20, 2006, we signed a letter of intent to acquire Brent Anderson & Associates, Inc., a Minnesota based restoration, roofing and waterproofing company. This transaction closed effective December 2006 adding significant resources, including below grade waterproofing to our service offerings. While we derived no revenues in 2006 from pre-event planning, event management and post-event recovery services for disaster related activities by E2MS, we have leveraged our relationships to provide growth in the roofing and restoration markets. In addition we have negotiated a number of pre-event contracts as first responders in the event of an emergency. In one of these contracts, E2MS has been named the preferred vendor for emergency planning and response by ASFONA, the Starwood Hotels franchise owners association, and our division president, Randall Oberlag, has been named as an honorary board member of that organization. In the last quarter, we were selected as the primary subcontractor to James Lee Witt Associates for emergency roofing and miscellaneous construction for their contracts with the State of Rhode Island and the State of Virginia. We continue to make progress in the strengthening our relationships in the hospitality areas for Emergency Preparedness Management, including Mitigation and Recovery Operations
     We also offer maintenance services, which provide recurring revenues and ongoing interaction with our customers, including a new online roof asset management service. Revenues from fixed-price construction and renovation contracts are generally accounted for on a percentage-of-completion basis using the cost-to-cost method. The cost-to-cost method measures the percentage completion of a contract based on total costs incurred to date compared to total estimated costs to completion.
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
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Aduddell Roofing, Inc., Aduddell Restoration and Waterproofing, Inc., Global Specialty Group, E2MS and Aduddell Financial Services. The financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading. All significant inter-company accounts and transactions have been eliminated in consolidation.
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
     Management determines the proper classification of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At March 31, 2007 and December 31, 2006, all securities covered by SFAS No. 115 were designated as available-for-sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders’ equity. Any realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations.
Intangible Assets
     The Company accounts for intangible assets using of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) which primarily addresses accounting for goodwill and intangible assets subsequent to acquisition. Under SFAS No. 142, goodwill and separately identified intangible assets with indefinite lives are no longer amortized, but reviewed annually (or more frequently if impairment indicators arise) for impairment. In accordance with SFAS No. 142, intangibles with finite useful lives, which include customer lists, continue to be amortized over their estimated useful life. The Company amortizes customer lists and organization costs using the straight-line method with an estimated useful life of five years. Impairment, if any, is calculated for all intangibles as the excess of the asset carrying value over its fair value and is charged to expense when discovered. No impairment was recorded for the quarter ended March 31, 2007. Amortization expense for the quarter ended March 31, 2007 was $322,446 and none in the first quarter of 2006. The estimated amortization of intangible assets for 2007 and each of the three succeeding years is $1,289,,784 with amortization of $1,120,094 in the fourth year.
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
Depreciation
     Depreciation for financial statement purposes is provided on the straight-line method over the estimated useful lives of the various assets. Depreciation expense for the quarter ended March 31, 2007 and 2006 was $430,835 and $86,788 respectively. For income tax purposes, accelerated methods of depreciation are used with recognition of deferred income taxes for the resulting temporary differences. Estimated useful lives for financial statement purposes are as follows:

Field and shop equipment	5 — 7	Years
Office furniture and equipment	5 — 10	Years
Transportation equipment	3 — 7	Years
Leasehold improvements	15 — 39	Years
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
NOTE 2 — ACQUISITIONS
     On April 1, 2006, Aduddell Roofing acquired certain operating assets of Merit Construction Services, a privately held concrete restoration company. As a result of the acquisition, the Company established its restoration division, eliminated our need to outsource restoration projects, increased restorations market opportunity through our bonding capacity, allowed us to cross sell services to customers and increased the restoration division sales. The company’s sales increased from $4 million in 2005, to over $6 million in 9 months of 2006, and continued to grow with a backlog in excess of $10 million at year end.
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

     The aggregate purchase price of $9,222,415 consisted of $2,000,000 in cash, with $150,000 subject to an escrow agreement, $4,026,915 repayment of loans, and $2,000,000 of Company common stock with a minimum conversion value of $1.00 per share valued at $1,400,000 (Actual value of the common shares issued was determined based on the closing market price of the Company’s common shares from the day previous to closing.) The right to earn an additional $2,565,000 of shares of the Company’s common stock with a minimum conversion price of $1.00 per share. (Valued at $1,795,500 based on the share price at the day previous to closing.) Based on the fair value of the acquired assets, the Company allocated $3,618,268 of the purchase price to tangible property and equipment and $5,604,147 to intangible assets. The intangible asset represents the benefit the Company expects to realize from the existing customer relationships and is considered to have an estimated useful life of five years.

At year end we signed a definitive purchase agreement to acquire Hayden Building Maintenance, Inc. as well as Hudson Valley Roofing and Sheet Metal, Inc., privately held commercial roofing companies in New York. Hayden Building Maintenance has an additional office in New Orleans that is currently actively involved in commercial roofing related to disaster response. We continue to seek acceptable financing for the Hayden Building Maintenance and Hudson Valley Roofing acquisitions currently under agreement. We will not close by May 18th, but remain hopeful that we will proceed with the acquisition at a future date. The 2007 combined revenues of these two companies would add over $4 million in revenues to our pro forma table above.
NOTE 3 — CONTRACT RECEIVABLES
Contracts receivable consist of the following:

	March 31,	December 31,
	2007	2006
Completed contracts	$3,324,798	$2,079,945
Contracts in progress	5,437,133	9,139,408
Retainage	1,423,903	2,057058

	10,185,834	13,273,411
Less allowance for doubtful amounts	—	—

	$10,185,834	$13,273,411

NOTE 4 — UNCOMPLETED CONTRACTS
Costs, estimated earnings, and billings on uncompleted contracts, are as follows:

	March 31,	December 31,
	2007	2006
Costs incurred on uncompleted contracts	$33,033,206	$29,126,527
Estimated earnings	2,154,321	145,508

	35,187,527	29,272,035
Billings to date	31,525,799	28,032,012

	$3,661,728	$1,240,023

Included in the accompanying balance sheets under the following captions:

	March 31,	December 31,
	2007	2006
Costs and estimated earnings in excess of billings on uncompleted contracts	$4,505,764	$2,298,191
Billings in excess of costs and estimated earnings on uncompleted contracts	(844,036)	(1,058,168)

	$3,661,728	$1,240,168

NOTE 5 — LETTER OF CREDIT
     At March 31, 2007, the Company had a $175,000 letter of credit issued to its insurance carrier that matures on February 24, 2008.

NOTE 6 — LINE OF CREDIT
     The Company has a $10,000,000 revolving line of credit. The line bears interest at 3.375% over the published LIBOR Rate (currently 5.32%) and is secured by all accounts, property and equipment. The line matures on July 30, 2007. There were no outstanding advances at March 31, 2006 and the outstanding amount at December 31, 2006 was $9,407,272.
NOTE 7 — LONG-TERM DEBT
The Company has the following long-term debt as of:

	March 31	December 31,
	2007	2006
6.63% to 21% notes payable secured by equipment, due in varying monthly installments through May 2010	61,672	68,124
6% to 8.25% notes payable secured by transportation equipment, due in varying monthly installments through January 2012	789,842	686,194

	851,514	754,318
Less: current portion of long-term debt	268,833	214,343

	$582,681	$539,975

Maturities of long-term debt as of March 31, 2007, are as follows:

Year	Amount
2009	$267,340
2010	232,213
2011	51,642
2012	31,486

$582,681

Interest expense was $215,861 and $4,316 for the quarters ended March 31, 2007 and 2006, respectively.

NOTE 8 — PENSION PLAN
     The Company sponsors a defined contribution plan that covers all non-union employees. Employees who are twenty-one years of age and have completed one year of service are eligible to participate. Employees may contribute from one to eighty percent of eligible salary limited to the amount allowed under the Internal Revenue Code. Company profit sharing contributions are discretionary each year. Currently the Company is matching contributions up to 4%. Employees are vested 100% in salary deferral contributions. Company contributions begin vesting after two years and vest 20% a year until fully vested. Company contributions for the quarters ended March 31, 2007 and 2006 totaled $13,745 and $15,957 respectively.
NOTE 9 — SHARE-BASED COMPENSATION PLANS
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
     None
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
NOTE 10 — INCOME TAXES
The income tax provision consist of the following:

	March 31,	March 31,
	2007	2006
Current tax provision	$(1,215,646)	$(40,000)
Deferred tax provision	714,497	(80,000)

Total provision for income taxes	$(501,149)	$(120,000)

A reconciliation of the current provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal (34%) and state (5%) income tax rates to income before income taxes is as follows:

	March 31, 2007	March 31, 2006
Statutory federal income tax rate	34.0%	34.0%
State tax effective rate	5.0	5.0
Permanent differences	—	—
Benefit of graduated tax rates	—	—
Prior year assessments finalized	—	—
Increase in valuation allowance	—	—
Other	—	—

	39.0%	39.0%

     At March 31, 2007 the Company had net operating losses of approximately $3.5 million available to reduce future federal and state taxable income. Unless utilized, the carry forward amounts will begin to expire in 2012. For federal and state tax purposes, the Company’s net operating loss carry forward amounts are subject to an annual limitation due to a greater than 50% change in stock ownership which occurred in 2002, as defined by federal and state tax law.
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
The net deferred tax asset (liability) consisted of the following components:

	March 31,	December 31,
	2007	2006
Deferred tax liability on depreciation	$(753,000)	$(150,000)
Deferred tax asset for loss carry forward and share-based compensation	1,523,149	419,000

Deferred tax asset	770,149	269,000
Less: valuation allowance	203,000	203,000

Net deferred tax asset (liability)	$567,149	$66,000

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
     The Company leases its office, warehouse and yard facilities from Aduddell Holdings, Inc., a corporation wholly-owned by Tim Aduddell. The lease agreement is for one year and expires on September 30, 2007, with monthly rentals of $16,250. The Company is responsible for all taxes, insurance, maintenance and utilities on the leased premises. Rental expense under this lease amounted $48,750, and $48,750 for the quarters ended March 31, 2007 and 2006, respectively.
NOTE 12 — BACKLOG

     The amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements on which work had not yet begun at March 31, 2007, was approximately $20,065,000 compared to March 31, 2006 of approximately $13,520,00.
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
     Common Stock Options and Other Warrants — The following table summarizes the Company’s stock option activity for the quarters ended March 31, 2007 and 2006:

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	March 31, 2007	Price	March 31, 2006	Price
Options outstanding beginning of quarter	32,353,818	$.12	35,600,000	$.12
Options issued during the quarter	—		450,000	.57
Options exercised during the quarter	—		—	—
Options cancelled during the quarter	—		—	—
Options expired during the quarter	—		—	—

Options outstanding end of quarter	32,353,818	$.12	36,050,000	$.12

The weighted average grant-date exercise price of options granted during 2006 was $.72 per share.
No options have been granted in 2007

	Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 3/31/07	Life	Price	at 3/31/07	Price
.04	28,528,818	No term	.04	28,528,818	.04
.08 – .10	200,000	No term	.10	200,000	.10
.70 – 1.38	3,625,000	10 year	.78	1,150,000	.78

	32,353,818		.12	29,878,818	.12

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
NOTE 14 — EARNINGS PER SHARE

	March 31,	March 31,
	2007	2006
Basic earnings per share: (in thousands)
Common shares outstanding	53,965,854	49,937,921

Weighted average shares outstanding	53,965,854	49,937,921

Earnings per share	$(.05)	$—

Fully diluted earnings per share:
Common shares outstanding	N/A	N/A

Weighted average shares outstanding	N/A	N/A

Earnings per share	$ N/A	$ N/A

NOTE 15 — LEASES
     In March 2006, the Company leased its corporate office facilities under an operating lease which expires April 30, 2010. Under the terms of the lease, the Company is responsible for its share of common area maintenance and operating expenses. Rent expense under the lease totaled $30,459 for the quarter ended March 31, 2007.
     In November 2006, the Company leased office facilities for its EyeOpener Division under an operating lease which expires in November 2008. Rent expense under the lease totaled $4,725 for the quarter ended March 31, 2007.
     As of March 31, 2007, the future minimum lease commitments under these leases were as follows:

Year	Amount
2007	$147,236
2008	147,136
2009	121,836
2010	5,428

$421,636

     The Company leases its office, warehouse and yard facilities from Aduddell Holdings, Inc., a corporation wholly owned by Tim Aduddell. The lease agreement is for one year and expires on September 30, 2007, with monthly rentals of $16,250. The Company is responsible for all taxes, insurance, maintenance and utilities on the leased premises. Rental expense under this lease amounted to $48,750 and $48,750 for the quarters ended March 31, 2007 and 2006, respectively.
     The restoration division of Aduddell Roofing leases its office and shop space in Minnesota monthly with a lease expiration of October 2007 and a monthly lease payment of $16,250.
     The Company lease offices facilities in Florida on a month-to-month bases with monthly lease payments of $2,000.
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
     In regard to the sale of assets and liquidation of Zenex Communications in 2002, we were a guarantor to the purchaser on notes with an outstanding balance of $187,074 at March 31, 2007, with approximately $6,353 in monthly principal and interest payments. The purchaser is currently in default on the required payment obligations. The continuance of the default is uncertain at this time and the amount in question is not material in regards to our operations.
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
     Aduddell Industries had a significant number of customers for the quarter ended March 31, 2007 with one customer accounting for 27% of the revenue. In the quarter ended March 31,2006, three customers accounted for 14%, 12% and 11% of the total revenue.
     The Company’s contract receivables at March 31, 2007 and December 31, 2006 are from a small number of companies in various industries which could be subject to business cycles variations. As of March 31, 2007 and December 31, 2006 the Company has one customer that accounted for 26% and 40% of contract receivables, respectively. This concentration subject the Company to a credit risk if the general economy or the companies fail to perform.
Supplementary Data
     The following is a summary of the quarterly results of operations for the current quarter and the previous three quarters. Net income (loss) per share is computed independently for each of the quarters presented.

	2007	2006
	March	December	September
	31	31	30	June 30
Revenues	$9,952,242	$7,713,589	$11,574,763	$8,637,728
Cost of sales	8,973,387	9,785,528	10,174,307	7,902,525

Gross margin	978,855	(2,071,939)	1,400,456	735,203
S G & A and other	4,095,897	3,103,076	1,326,113	470,251

Income (Loss) before income taxes	(3,117,042)	(5,175,015)	74,343	264,952

Income tax expense (benefit)	(501,149)	(2,198,047)	56,210	77,970

Net income (loss)	$(2,613,811)	$(2,976,968)	$18,133	$186,982

Net income (loss) per common share – basic	$(.05)	$(.06)	$—	$—

Net income (loss) per common share – assuming dilution	$—	$—	$—	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with our financial statements and notes thereto.
Introduction
     Aduddell Industries, Inc. is engaged in the commercial and industrial roofing and re-roofing, specialty roofing metals, waterproofing and concrete restoration and consulting businesses through our subsidiaries Aduddell Roofing, Inc., Aduddell Restoration and Waterproofing, Inc., and Global Specialty Group, Inc. In addition we provide pre-event planning, event management and post-event recovery services for disaster related activities through our subsidiary Aduddell Enviro & Emergency Management Services, Inc. (“E2MS”), as well as marketing services through our EyeOpener Division. We were originally incorporated on March 4, 1991, in the state of Colorado. On June 7, 2006, we changed our name from Zenex International, Inc. to Aduddell Industries, Inc. and our state of incorporation from Colorado to Oklahoma.
     Our revenues were historically derived from comprehensive commercial roofing services, including re-roofing, restoration and repair, new roof construction, sheet metal fabrication, waterproofing, and emergency post-

event response services. In 2007 we have focused on integration of our acquisitions, cost control and operations. While we have implemented a number of cost reduction initiatives and function consolidations that are in effect in our second quarter, the full effect of these actions will not be evident until the third and fourth quarters. Based on those second quarter changes and other recent initiatives we expect administrative cost to decrease quarterly by over $670,000 during the third and fourth quarters. In addition we expect continued increase in our sales volume and improvement in our divisional gross margins.
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
     In the execution of our 2006 business plan we spent $1,410,686 in our roofing subsidiary and $1,286,641 in our corporate office in the pursuit of national accounts and acquisitions. These expenditures resulted in a number of national accounts such as, U.S. Communities, Anheuser Busch, Pepsi, Quaker Oats and others as well as the acquisitions of Merit Construction, EyeOpener Creative Communications, Brent Anderson Associates, and the pending acquisitions of Hayden Building Maintenance and Hudson Valley Roofing. The full value and effect of these accounts and acquisitions should become evident over the next several years as we integrate them into our business model and take advantage of the economies of scale as well as synergistic reduction of cost. In addition we should have increased sales and customer penetration as we cross sell our product offerings.
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

     The following table sets forth information used by management to assess our results of operations of the current quarter over the same quarter in the prior year both in aggregate amounts and the percentage increase or decrease over the prior year:

		%
	1st Qtr	Increase	1st Qtr
	2007	(decrease)	2006
Roofing Revenue	$6,656,546	78.2%	$3,734,577
Restoration Revenue	$3,185,471	—	—
Other Revenue	$110,225	—
Emergency Services Revenue	$0	—	$—
Total Revenue	$9,952,242	166.5%	$3,734,577

Roofing Margin	$284,035	(53.8)%	$615,204
Restoration Margin	$1,005,029	—	—
Other Margin	$(270,961)	—
Emergency Services Margin	$(39,248)	—	$—
Total Margin	$978,855	59.1%	$615,204

Cash Flow from Operations	$(313,376)	1022.0%	$(14,226,284)

EBITDA	$(2,365,097)	(569.5)%	$(353,257)

Net Income	$(2,615,893)	(2,184.4)%	$(114,513)

Free Cash Flow	$(653,350)	955.3%	$(14,616,767)

	2007	2006
Reconciliation of Free Cash Flow:
Cash Flow from Operations	$(313,376)		$(14,226,284)
Capital Expenditures	$339,974		$390,483
Free Cash Flow	$(653,350)		$(14,616,767)
Reconciliation of EBITDA:
Net Income	$(2,615,893)		$(114,513)
Interest (Income)	$(1,121)		$(202,032)
(Gain) Loss on Sale of Equipment	$(215)		$(3,500)
Provision (Benefit) for Income Taxes	$(501,149)		$(120,000)
Investment Loss	$—	$
Depreciation	$753,281		$86,788
EBITDA	$(2,365,097)		$(353,257)
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
Corporate Governance Matters
     We continue to evaluate our corporate governance policies and procedures, and after implementing certain new policies, believe they are satisfactory for a controlled company of our size. We are dedicated to further implementing sound corporate governance policies for a company within our demographics. As a growing company, we intend to enhance our corporate governance policies and procedures. We are sensitive to our status as a controlled entity, our related-party transactions with ODG, and our stockholders’ desires for enhanced, cost-effective corporate governance policies and procedures. With the assistance of securities counsel, we will continue to consider enhancements of our corporate governance polices as we grow and our stock is hopefully listed on a national securities exchange or Nasdaq market.

Results of Operations
Comparison of 1st Quarter 2007 and 2006
     Revenues. Revenues increased from $3,734,577 for the quarter ended March 31, 2006, to $9,952,242 for the quarter ended March 31, 2007. Revenues for 2007 included a 78.2% growth in our roofing revenues as well as $3,185,471 of revenue in our new business line, restoration services.
     Operating Expenses. Operating expenses for the quarter ended March 31, 2006, were $4,211,116 or 113% of revenue, compared to $13,098,998 or 132% of revenue, for the quarter ended March 31, 2007. While we have implemented a number of cost reduction initiatives and function consolidations that are in effect in our second quarter, the full effect of these actions will not be evident until the third and fourth quarters. Based on those second quarter changes and other recent initiatives we expect administrative cost to decrease quarterly by over $670,000 during the third and fourth quarters.
     Income(Loss) before Provision for Income Taxes. Operating loss before taxes for the quarter ended March 31, 2006, was $476,539 compared to a loss of $3,117,042 for the quarter ended March 31, 2007. The decrease in our 2007 operating income was attributable to higher selling, general and administrative expenses of $2,788,835. Our cost reduction initiatives when fully implemented coupled with higher sales volume and increased margin should support our continuing selling, general and administrative costs and increase our profitability.
     Net Income. The net loss for the quarter ended March 31, 2006, was $114,513, compared to a net loss of $2,613,811 for the quarter ended March 31, 2007. These results were influenced by the factors identified above under Revenues, Operating Expenses.
Off-Balance Sheet Arrangements
     We have operating leases and guaranties that are not accrued on the balance sheet. The payments due under these leases are disclosed in a contingent loan guaranty in footnote 16 of our consolidated financial statements. Other than the lease and note guaranty, we have no contractual commitments that do not appear on the balance sheet as of March 31, 2007.
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
Commitments and Contingencies
     In regard to the sale of assets and liquidation of Zenex Communications in 2002, we are a guarantor on notes with an outstanding balance of $187,074 at March 31, 2007, with approximately $7,000 in monthly principal and interest payments. The purchaser is currently in default on the required payment obligations.
     We warrant our work in the normal course of business. In management’s opinion, there were no outstanding claims which would have a material effect on our operations or financial position.

     Information regarding our legal proceedings are discussed later in this document under, “Part II, Item 1. Legal Proceedings”.
Liquidity and Capital Resources
     Total assets increased from $32,703,847 to $33,340,732, liabilities increased from $18,003,086 to $21,683,678 and shareholders’ equity decreased from $14,700,761 to $11,657,054 from December 31, 2006, to March 31, 2007. The increase in assets comes from higher receivables, fixed assets and intangibles with less cash. The increase in liabilities results primarily from an increase in our draw on the line of credit as well as earn out provisions on our acquisition.
     Our net cash at March 31, 2007 is $242,888. We are using our credit line primarily due to the financing of our acquisition and capital expenditures. We are currently in the process of securing long term financing for the Anderson acquisition as well as the Hayden/Hudson Acquisition. For the quarter ended March 31, 2007, net cash used by operating activities was $313,376 compared to $14,226,284 used for the quarter ended March 31, 2006. Net cash used by investing activities during this period was $339,759 compared to $386,983 used by investing activities for the quarter ended March 31, 2006. Net cash provided by financing activities during this period was $896,023 compared to net cash used of $(175,390) for financing activities for the quarter ended March 31, 2006. At March 31, 2007, we had negative working capital of $3,672,671 compared to working capital at March 31, 2006, of $10,999,821. The decrease in working capital resulted from our growth and acquisitions.
     We have a $10,000,000 revolving line of credit. The line bears interest at 3.375% over LIBOR (currently 5.32%) and is secured by all accounts, property and equipment. The line matures on July 30, 2007. There were no outstanding advances at March 31, 2006 and the outstanding advance at March 31, 2007 was $10,352,539.
     At March 31, 2007, we had $582,681 of long-term debt as compared to no long-term debt at March 31, 2006. The increase in the amount of long-term debt outstanding was primarily due to the earn out portion of our Brent Anderson acquisition.
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
     At March 31, 2007, we had $10.4 million drawn on revolving line of credit. Interest on the revolving line of credit is variable and is equal to LIBOR plus 3.375%. Amounts drawn of the revolving line of credit are the only variable rate debt we have outstanding. A one-percentage point change in the interest rate for our revolving line of credit would change our cash interest payments on an annual basis by approximately $103,400.
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
     As of March 31, 2007, management, including the chief executive officer and chief financial officer, conducted an evaluation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer have concluded the disclosure controls and procedures currently in place are effective. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the chief executive officer and chief financial officer completed their evaluation.
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
Item 1A. Risk Factors
     There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of Aduddell Industries, Inc.

3.2	By laws of Aduddell Industries, Inc.

10.3	Stock Purchase Agreement dated December 29, 2006 between the company and Greg Hayden.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADUDDELL INDUSTRIES, INC.

May 15, 2007	By:	/s/ Stan Genega
Stan Genega, President

May 15, 2007	By:	/s/ Reggie Cook
Reggie Cook, Chief
Financial Officer (Principal Accounting Officer)
EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION	METHOD OF FILING

3.1	Certificate of Incorporation of Aduddell Industries, Inc.

3.2	By laws of Aduddell Industries, Inc.

10.3	Stock Purchase Agreement dated December 29, 2006 between the company and Greg Hayden..

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith electronically

32.1	Section 1350 Certification of Chief Financial Officer	Filed herewith electronically

32.2	Section 1350 Certification of chief Financial Officer	Filed herewith electronically