Form 10-Q
period 2007-06-30
ADUDDELL INDUSTRIES INC
filed 2007-08-14
CIK 928373

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐ No ☑
On August 14, 2007, we had outstanding 53,965,854 shares of our common stock, $.001 par value.

ADUDDELL INDUSTRIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE SIX MONTHS ENDED JUNE 30, 2007

Cautionary Statement Regarding Forward-Looking Information
          This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of forward-looking terminology such as “may”, “might”, “could”, “would”, “believe”, “expect”, “intend”, “plan”, “seek”, “anticipate”, “estimate”, “project” or “continue” or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this report on Form 10-Q, including without limitation, the statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding our financial position and liquidity are forward-looking statements. These forward-looking statements also include, but are not limited to:
•	our ability to expand our markets and maintain or increase profit margins;

•	actions of our competitors;

•	statements regarding our anticipated revenues, expense levels, liquidity and capital resources and projections of positive operating cash flow; and

the matters described under “Part II – Item 1A – Risk Factors” and in our 2006 Form 10-K.”
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

ADUDDELL INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
PART I FINANCIAL INFORMATION
Item 1. Financial Statements

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets

Current Assets
Cash	$—	$—
Contracts receivable, net of allowance for doubtful accounts	13,150,504	13,662,030
Costs and estimated earnings in excess of billings on uncompleted contracts	5,094,107	2,298,191
Inventory	556,724	472,588
Income tax receivable	376,469	2,254,469
Prepaid expenses	132,828	268,108
Related party receivable	—	60,088
Deposits	731,164	252,710
Employee and other receivables, net of allowance for doubtful accounts	28,247	31,484

	20,070,043	19,299,668

Property and Equipment
Field and shop equipment	4,341,948	4,023,879
Office furniture and equipment	1,139,475	1,263,131
Transportation equipment	4,000,677	3,931,118
Land	138,239	—
Leasehold improvements	227,413	203,896

	9,847,752	9,422,024

Less: accumulated depreciation	(2,410,333)	(1,584,170)

	7,437,419	7,837,854

Other
Intangible asset customer lists, net	5,664,213	6,112,054
Deferred tax asset	724,985	66,000
Investments	25,757	25,156

	6,414,955	6,203,210

	$33,922,417	$33,340,732

The accompanying notes are an integral part of these financial statements

ADUDDELL INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
Liabilities and Shareholders’ Equity

Current portion of long term debt	269,174	214,343
Current portion of long-term acquisition payable	162,166	816,667
Advances on line of credit	9,349,824	9,407,272
Bank overdraft	85,513	732,778
Accounts and subcontract payables	12,012,801	7,122,863
Accrued liabilities	718,420	812,779
Income tax payable	—	—
Billings in excess of costs and estimated earnings on uncompleted contracts	885,132	1,058,168

	23,483,030	20,164,870

Long-Term Debt (Net of Current Portion)	506,125	539,975

Long-Term Acquisition Payable (Net of Current Portion)	816,667	978,833

Shareholders’ Equity
Preferred stock ($0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding)	—	—
Common stock ($0.001 par value, 100,000,000 shares authorized, 53,965,854 and 52,799,191 shares issued and outstanding at June 30, 2007 and December 31, 2006)	52,966	52,799
Paid-in capital	5,515,730	4,699,230
Unrealized gain (loss) on available-for-sale securities	2,786	703
Retained earnings	3,545,112	6,904,322

	9,116,594	11,657,054

	$33,922,417	$33,340,732

The accompanying notes are an integral part of these financial statements

ADUDDELL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$14,434,376	$8,637,728	$24,386,618	$12,372,306

Operating Expenses
Cost of sales	11,937,500	7,902,525	20,910,887	10,750,521
Selling, general and administrative	3,343,658	575,898	7,445,057	1,888,463
Warranty expense	166,190	36,228	190,402	86,783

	15,447,348	8,514,651	28,546,346	12,725,767

Operating Income (Loss)	(1,012,971)	123,077	(4,159,727)	(353,461)

Other Income
Interest and dividend income	83,506	79,925	84,627	281,956
Gain(loss) on sale of equipment	(5,340)	22,739	(5,555)	26,239
Other income	36,163	39,211	64,541	47,300

	113,899	141,875	143,613	355,495

Net Income (Loss) from Operations Before Income Taxes	(899,072)	264,952	(4,016,114)	2,034

Provision (benefit) for income taxes:

Current	(351,450)	45,800	(1,567,096)	5,800
Deferred	193,614	58,000	908,111	(22,000)

	(157,836)	103,800	(658,985)	(16,200)

Net Income (Loss)	(741,236)	161,152	(3,357,129)	18,234

Other Comprehensive Income
Unrealized holding gains (losses)	(2,082)	25,830	(2,082)	54,235
Reclassification adjustment	—	—	—	—

Comprehensive Income (Loss)	$(743,318)	$186,982	$(3,359,211)	$72,469

Basic Net Income (Loss) per Common Share	$(.01)	$—	$(.06)	$—

Diluted Net Income (Loss) per Common Share	$ N/A	$—	$ N/A	$—

Weighted Average Common Shares Basic	53,965,854	50,187,921	53,965,854	50,187,921

Weighted Average Common Shares Assuming Dilution	N/A	83,666,739	N/A	83,666,739

The accompanying notes are an integral part of these financial statements

ADUDDELL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,	June 30,
	2007	2006
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities

Net income (loss)	$(3,357,129)	$18,234
Reconciliation of net income (loss) to net cash
Provided (used) by operating activities:
Depreciation and amortization	1,471,851	272,154
Bad Debt Expense	—	87,000
Issuance of debt for interest expense	—	—
(Gain) Loss on sale of property and equip	5,555	(26,238)
(Increase) Decrease from changes in:
Accounts receivable	511,526	(4,317,879)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,795,916)	247,316
Inventory	(84,136)	—
Income tax receivable	1,878,000	(159,017)
Related party receivable	60,088	(40,787)
Deposits	(478,454)	—
Deferred taxes	(658,985)	—
Prepaid expenses	135,279	(261,959)

Employee and other receivables	3,237	(10,477)
Intangible asset customer list	(167,174)	(392,537)
Increase (Decrease) from changes in:
Bank overdraft	(647,265)	—
Accounts payable	4,889,938	(8,630,049)
Insurance payable	(39,504)	70,678
Accrued liabilities	(54,855)	507,864
Income tax payable	—	(5,349,105)
Billings in excess of costs and estimated earnings on uncompleted contracts	(173,036)	155,426
Deferred taxes	—	(22,000)

Net adjustments to net income (loss)	3,856,150	(17,869,610)

Net cash provided (used) by operating activities	499,022	(17,851,376)

The accompanying notes are an integral part of these financial statements

ADUDDELL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,	June 30,
	2007	2006
	(Unaudited)	(Unaudited)

Cash Flows from Investing Activities
Purchase of Investments	(601)
Proceeds from sale of property and equipment	7,000	35,363
Purchase of property and equipment	(468,954)	(2,633,033)

Net cash used by investing activities	(462,555)	(2,597,670)

Cash Flows from Financing Activities
Proceeds from long-term debt	20,981	—
Net change in line of credit	(57,448)
Retirement of long-term debt	(816,667)	(298,671)
Proceeds from issuance of stock	816,667	120,000

Net cash provided (used) by financing activities	(36,467)	(178,671)

Net Increase (Decrease) in Cash	—	(20,627,717)

Cash at Beginning of Period	—	22,330,751

Cash at End of Period	$—	$1,703,034

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$478,968	$30,902
Taxes	—	—

Supplemental Schedule of Non-Cash Investing and Financing Activities

Fixed asset additions	$468,954	$135,220

Liabilities assumed or incurred	$468,954	$135,220

Common stock issued for services	$—	$205,000

The accompanying notes are an integral part of these financial statements

ADUDDELL INDUSTRIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(UNAUDITED)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Nature of Business
     Aduddell Industries, Inc. is engaged in the commercial and industrial roofing and re-roofing, specialty- roofing metals, waterproofing and concrete restoration and consulting businesses through our subsidiaries, Aduddell Roofing, Inc., Aduddell Restoration and Waterproofing, Inc., and Global Specialty Group, Inc. In addition we provide pre-event planning, event management and post-event recovery services for disaster related activities through our subsidiary, Aduddell Enviro & Emergency Management Services, Inc. (“E2MS”). We provide internal corporate transportation services through our subsidiary, Aduddell Financial Services, Inc., as well as marketing services through our EyeOpener Division. We were originally incorporated on March 4, 1991, in the state of Colorado. On June 7, 2006, we changed our name from Zenex International, Inc. to Aduddell Industries, Inc. and our state of incorporation from Colorado to Oklahoma.
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
     The majority of our 2006 first quarter revenues were derived from re-roofing, restoration and repair services. In the second quarter of 2006, we increased our focus on providing services to the total exterior shell of a building through the asset purchase of Merit Construction, a concrete restoration company and expanded our roofing business to include standing seam and specialty metals. In the third quarter of 2006 we focused on the organic growth of these business areas, increased our marketing capability with the purchase of EyeOpener Creative Communications, LLC, as well as our continued search for acquisitions in key markets. On October 20, 2006, we signed a letter of intent to acquire Brent Anderson & Associates, Inc., a Minnesota based restoration, roofing and waterproofing company. This transaction closed effective December 2006, adding significant resources, including below grade waterproofing to our service offerings. While we derived no revenues in 2006 from pre-event planning, event management and post-event recovery services for disaster related activities by E2MS, we have leveraged our relationships to provide growth in the roofing and restoration markets. In addition we have negotiated a number of pre-event contracts as first responders in the event of an emergency. In one of these contracts, E2MS has been named the preferred vendor for emergency planning and response by ASFONA, the Starwood Hotels franchise owners association, and our division president, Randall Oberlag, has been named as an honorary board member of that organization. In the last quarter, we were selected as the primary subcontractor to James Lee Witt Associates for emergency roofing and miscellaneous construction for their contracts with the State of Rhode Island and the State of Virginia. We continue to make progress in the strengthening our relationships in the hospitality areas for Emergency Preparedness Management, including Mitigation and Recovery Operations.
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
Basis of Presentation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Aduddell Roofing, Inc., Aduddell Restoration and Waterproofing, Inc., Global Specialty Group, E2MS and Aduddell Financial Services. The accompanying financial statements of the Company have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s year end audited financial statements and related footnotes included in the annual 10-K filing. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2007, and the statements of its operations and accumulated deficit and cash flows for the six month periods ended June 30, 2007 and 2006 have been included. All significant inter-company accounts and transactions have been eliminated in the consolidation. The results of operations for interim periods may not be indicative of the results which may be realized for the full year.
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
     Management determines the proper classification of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At June 30, 2007 and December 31, 2006, all securities covered by SFAS No. 115 were designated as available-for-sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders’ equity. Any realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations.
Intangible Assets
     The Company accounts for intangible assets using of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) which primarily addresses accounting for goodwill and intangible assets subsequent to acquisition. Under SFAS No. 142, goodwill and separately identified intangible assets with indefinite lives are no longer amortized, but reviewed annually (or more frequently if impairment indicators arise) for impairment. In accordance with SFAS No. 142, intangibles with finite useful lives, which include customer lists, continue to be amortized over their estimated useful life. The Company amortizes customer lists and organization costs using the straight-line method with an estimated useful life of five years. Impairment, if any, is calculated for all intangibles as the excess of the asset carrying value over its fair value and is charged to expense when discovered. No impairment was recorded for the quarter ended June 30, 2007. Accumulated amortization expense for the quarter ended June 30, 2006 and June 30, 2007 was $29,877 and $585,140 respectively. Amortization expense for the quarter ended June 30, 2006 and June 30, 2007 was $29,877 and $262,694 respectively. The estimated amortization of intangible assets for 2007 and each of the three succeeding years is $1,289,784 with amortization of $1,120,094 in the fourth year.
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
Share-Based Compensation
     The Company recognizes expense for its share-based compensation based on the fair value of awards that are granted in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payments. The fair value of common stock options is estimated at the date of grant using the Black-Scholes-Merton option valuation model which was developed for use in estimating the fair value of exchange-traded stock options that have no vesting restrictions and are fully transferable, and takes into consideration several criteria, including volatility, expected term, dividend yield, and risk-free rate of return. Option valuation methods require the input of highly subjective assumptions, including the expected stock price volatility. The measured compensation cost is recognized ratably over the vesting period of the related share-based compensation award.

Depreciation
     Depreciation for financial statement purposes is provided on the straight-line method over the estimated useful lives of the various assets. Depreciation expense for the six months ended June 30, 2007 and 2006 was $886,711 and $242,277 respectively. For income tax purposes, accelerated methods of depreciation are used with recognition of deferred income taxes for the resulting temporary differences. Estimated useful lives for financial statement reporting purposes are as follows:

Classification	Estimated Useful Life
Field and shop equipment	5 – 7 Years
Office furniture and equipment	5 – 10 Years
Transportation equipment	3 – 7 Years
Leasehold improvements	15 – 39 Years
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
     In determining the quarterly provision for income taxes, the Company uses an annual effective tax rate based on expected annual income and statutory tax rates. Significant discreet items are separately recognized in the income tax provision in the quarter in which they occur.
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
Use of Estimates
     The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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
     The aggregate purchase price of $1,085,000 consisted of $880,000 in cash and 250,000 shares of Company common stock valued at $205,000. The value of the common shares issued was determined based on the closing market price of the Company’s common shares on the immediately preceding day of closing. Based on the fair value of the acquired assets, the Company allocated $487,463 of the purchase price to tangible property and equipment and $597,537 to intangible assets. The intangible asset represents the benefit the Company expects to realize from the existing customer relationships and is considered to have an estimated useful life of five years.
     In September 2006, we purchased the assets of EyeOpener Creative Communications, LLC, (“EyeOpener”) an integrated marketing company, to help develop and brand Aduddell’s operating business units. EyeOpener will provide the Company with professional and targeted marketing and sales support through strategic advertising, branding, web-based communications, sales tools, and market research. EyeOpener has in house media, photography and video capabilities that will be beneficial to all of our operating units. The aggregate purchase price of $212,550 consisted of $20,000 in cash, $103,800 in repayment of loans and 125,000 shares of Company common stock valued at $88,750. The value of the common shares issued was determined based on the closing market price of the Company’s common shares from the previous day.
     On October 20, 2006 the Company signed a non-binding letter of intent to purchase Brent Anderson Associates, Inc., a Minnesota-based restoration, roofing and waterproofing company. This transaction closed effective December 1, 2006, adding significant resources, including below grade waterproofing, to our service offerings. The aggregate purchase price of $9,222,415 consisted of $2,000,000 in cash, with $150,000 subject to an escrow agreement, $4,026,915 repayment of loans, and $2,000,000 of Company common stock with a minimum conversion value of $1.00 per share valued at $1,400,000 (Actual value of the common shares issued was determined based on the closing market price of the Company’s common shares from the day previous to closing) and the right to earn an additional $2,565,000 of shares of the Company’s common stock with a minimum conversion price of $1.00 per share (Valued at $1,795,500 based on the share price at the day previous to closing). Based on the fair value of the acquired assets, the Company allocated $3,618,268 of the purchase price to tangible property and equipment and $5,604,147 to intangible assets. The intangible asset represents the benefit the Company expects to realize from the existing customer relationships and is considered to have an estimated useful life of five years.
     At 2006 year end we signed a definitive purchase agreement to acquire Hayden Building Maintenance, Inc. as well as Hudson Valley Roofing and Sheet Metal, Inc., privately held commercial roofing companies in New York. Hayden Building Maintenance has an additional office in New Orleans that is currently actively involved in commercial roofing related to disaster response. We have extended the deadline for this closing at the latest until December 31, 2007 and continue to seek acceptable financing for this acquisition currently under agreement. We remain hopeful that we will proceed with the acquisition at a future date.

NOTE 3 — CONTRACTS RECEIVABLE
Contracts receivable consist of the following:

	June 30,	December 31,
	2007	2006
Completed contracts	$7,632,157	$2,465,564
Contracts in progress	3,788,351	9,139,408
Retainage	1,729,996	2,057,058

	13,150,504	13,662,030
Less allowance for doubtful amounts	—	—

	$13,150,504	$13,662,030

NOTE 4 — UNCOMPLETED CONTRACTS
Costs, estimated earnings, and billings on uncompleted contracts, are as follows:

	June 30,	December 31,
	2007	2006
Costs incurred on uncompleted contracts	$26,139,272	$29,126,527
Estimated earnings	4,631,947	145,508

	30,771,219	29,272,035
Billings to date	26,562,244	28,032,012

	$4,208,975	$1,240,023

Included in the accompanying balance sheets under the following captions:

	June 30,	December 31,
	2007	2006
Costs and estimated earnings in excess of billings on uncompleted contracts	$5,094,107	$2,298,191
Billings in excess of costs and estimated earnings on uncompleted contracts	(885,132)	(1,058,168)

	$4,208,975	$1,240,023

NOTE 5 — LETTER OF CREDIT
     At June 30, 2007, the Company had a $175,000 letter of credit issued to its insurance carrier that matures on February 24, 2008.
NOTE 6 — LINE OF CREDIT
     The Company has a $10,000,000 revolving line of credit. The line bears interest at 3.375% over the published LIBOR Rate (currently 5.32%) and is secured by all accounts, property and equipment. The line matures on December 15, 2007. The outstanding balance at June 30, 2007 and December 31, 2006 was $9,349,824 and $9,407,272 respectively.

NOTE 7 — LONG-TERM DEBT
The Company has the following long-term debt as of:

	June 30	December 31,
	2007	2006
6.63% to 21% notes payable secured by equipment, due in varying monthly installments through May 2010	$57,529	$68,124

6% to 8.25% notes payable secured by transportation equipment, due in varying monthly installments through January 2012	717,770	686,194

	775,299	754,318

Less: current portion of long-term debt	269,174	214,343

	$506,125	$539,975

Maturities of long-term debt as of June 30, 2007, are as follows:

Year	Amount
2008	$269,174
2009	407,374
2010	56,846
2011	39,411
2012	2,494

$755,299

Interest expense was $478,968 and $30,902 for the six months ended June 30, 2007 and 2006, respectively.
NOTE 8 — PENSION PLAN
     The Company sponsors a defined contribution plan that covers all non-union employees. Employees who are twenty-one years of age and have completed one year of service are eligible to participate. Employees may contribute from one to eighty percent of eligible salary limited to the amount allowed under the Internal Revenue Code. Company profit sharing contributions are discretionary each year. Currently the Company is matching contributions up to 4%. Employees are vested 100% in salary deferral contributions. Company contributions vest immediately. Company contributions for the six months ended June 30, 2007 and 2006 totaled $60,380 and $19,010, respectively.

NOTE 9 — STOCK OPTIONS
Common Stock Options and Other Warrants
The following table summarizes the Company’s stock option activity for the quarters ended June 30, 2007 and 2006:

		Weighted		Weighted
		Average		Average
	June 30,	Exercise	June 30,	Exercise
	2007	Price	2006	Price
Options outstanding beginning of quarter	32,353,818	$.12	34,850,000	$.12

Options issued during the quarter	—		525,000	.83

Options exercised during the quarter	—		—	—

Options cancelled during the quarter	20,000		1,971,182	.23

Options expired during the quarter	—		—	—

Options outstanding end of quarter	32,333,818	$.12	33,403,818	$.13

Options Issued Under 2005 Stock Incentive Plan
     The Company’s 2005 Stock Incentive Plan (the “Plan”) was adopted on October 17, 2005. The Plan is administered by the Board of Directors. All officers, employees, directors and individual consultants of the Company are allowed to participate in the Plan. The Plan has a term of ten years. Accordingly, no grants may be made under the Plan after October 17, 2015, but the Plan will continue thereafter while previous grants remain subject to the Plan. The aggregate number of shares of common stock available under the Plan is five million shares. The Plan authorizes the Board of Directors to grant options that are incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non statutory stock options, and restricted stock. All grants under the Plan will be made at the discretion of the Board of Directors.
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
     On January 1, 2006, the Company granted options to purchase 250,000 shares of common stock for $0.49 per share, vesting in 5 equal annual installments, to the Chief Financial Officer.
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
     In connection with an employment agreement dated October 16, 2006, the Company granted options to purchase 25,000 shares of common stock for $.74 per share, vesting in 5 equal annual installments.
Options Issued Prior to the 2005 Stock Incentive Plan
     In connection with the terms of the Agreement and Plan of Split Off and Merger, signed September 27, 2002, Tim Aduddell was granted an option to purchase 30 million shares of common stock for $0.04 per share. On June 7, 2006, 1,471,182 of these options were exercised, and the underlying shares were redeemed in payment of his note receivable, leaving 28,528,818 options outstanding.
     Following is a summary of stock options outstanding and exercisable at June 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 6/30/07	Life	Price	at 6/30/07	Price

.04	28,528,818	No term	.04	28,528,818	.04
.08 – .10	200,000	No term	.10	200,000	.10
.70 – 1.38	3,605,000	10 year	.78	1,255,000	.78

	32,333,818		.12	29,983,818	.12

NOTE 10 — INCOME TAXES
The income tax provision (benefit) consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Current tax provision (benefit)	$(351,450)	$45,800	$(1,567,096)	$5,800

Deferred tax provision (benefit)	193,614	58,000	908,111	(22,000)

Total provision (benefit) for income taxes	$(157,836)	$103,800	$(658,985)	$(16,200)

A reconciliation of the current provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal (34%) and state (5%) income tax rates to income before income taxes is as follows:

	June 30, 2007	June 30, 2006
Statutory federal income tax rate	34.0%	34.0%

State tax effective rate	5.0%	5.0

Permanent differences	—	—

Benefit of graduated tax rates	—	—

Prior year assessments finalized	—	—

Increase in valuation allowance	(23.0%)	(47.0%)

Other	—	—

	16.0%	(8.0%)

     At June 30, 2007 the Company had net operating loss carry forwards of approximately $4.4 million available to reduce future federal and state taxable income. Unless utilized, the carry forward amounts will begin to expire in 2012. For federal and state tax purposes, the Company’s net operating loss carry forward amounts are subject to an annual limitation due to a greater than 50% change in stock ownership which occurred in 2002, as defined by federal and state tax law.
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

The net deferred tax asset (liability) consisted of the following components:

	June 30,	December 31,
	2007	2006
Deferred tax liability on depreciation	$(727,000)	$(150,000)
Deferred tax asset for loss carry forward and share-based compensation	1,654,985	419,000

Deferred tax asset	927,985	269,000

Less: valuation allowance	203,000	203,000

Net deferred tax asset (liability)	$724,985	$66,000

NOTE 11 — RELATED PARTY TRANSACTIONS
     The Company engaged in certain transactions with Tim Aduddell, a majority shareholder of the Company, and entities owned by Tim Aduddell.
     The Company had a note receivable from an entity owned by Tim Aduddell. The loan was secured by marketable securities and a personal guaranty. Interest was accrued quarterly based on the federal mid-term rate and added to the note principal. Accrued interest income amounted to $40,787, $ 70,793 and $60,007 for the years ended December 31, 2006, 2005 and 2004, respectively. The balance of the note receivable totaled $1,801,133 at December 31, 2005 and $1,841,920 on June 6, 2006. On June 6, 2006, the Board of Directors voted to collect the receivable by redemption of a certain portion of Tim Aduddell’s stock options in an amount sufficient to satisfy the outstanding note principal, which included unpaid accrued interest. For purposes of determining the redemption value of Mr. Aduddell’s options, the options were valued at the prior twenty day trading average ($1.52) discounted by 15% ($1.292), less the exercise price of the options ($.04) for a total value of $1.252 per option. Based upon this valuation, the Company accepted Tim Aduddell’s surrender of 1,471,182 options in satisfaction of the debt.
     The Company leases its office, warehouse and yard facilities from Aduddell Holdings, Inc., a corporation wholly-owned by Tim Aduddell. The lease agreement is for one year and expires on September 30, 2007, with monthly rentals of $16,250. The Company is responsible for all taxes, insurance, maintenance and utilities on the leased premises. Rental expense under this lease amounted to $97,500, and $97,500 for the six months ended June 30, 2007 and 2006, respectively.
NOTE 12 — BACKLOG
     The amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements on which work had not yet begun at June 30, 2007, and June 30 2006, was approximately $22,956,000 and $18,237,000 respectively.
NOTE 13 — SHARE BASED COMPENSATION
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2006, risk-free interest rates of 5.5%, no dividend yield or assumed forfeitures; expected lives of 10.0 years; and volatility of 54%. The amounts above are not likely to be representative of future years because there is no assurance that additional awards will be made each year.
     The total compensation cost that has been charged against income for all such options and warrants granted was $167,162 for the six months ended June 30, 2007.

NOTE 14 — EARNINGS PER SHARE

	June 30,	June 30,
	2007	2006
Basic net income (loss) per share:
Common shares outstanding	53,965,854	50,187,921

Weighted average shares outstanding	53,965,854	50,187,921

Net Income (Loss) per share	$0.00	$0.00

Diluted net income (loss) per common share:
Common shares outstanding	N/A	83,666,739

Weighted average shares outstanding	N/A	83,666,739

Net Income (Loss) per share	$ N/A	$0.00

     At June 30, 2006 all options to purchase shares of common stock were included in the computation of income per common share-assuming dilution because all options were dilutive.
NOTE 15 — LEASES
     In March 2006, the Company leased its corporate office facilities under an operating lease which expires April 30, 2010. Under the terms of the lease, the Company is responsible for its share of common area maintenance and operating expenses. Rent expense under the lease totaled $60,918 for the six months ended June 30, 2007 and $ 14,789 for the six months ended June 30, 2006.
     In November 2006, the Company leased office facilities for its EyeOpener Division under an operating lease which expires in November 2008. Rent expense under the lease totaled $9,450 for the six months ended June 30, 2007.
     As of June 30, 2007, the future minimum lease commitments under all noncancellable operating leases were as follows:

Year	Amount
2007 (6 months)	$76,768
2008	147,136
2009	121,836
2010	5,428

$351,168

     The Company leases its office, warehouse and yard facilities from Aduddell Holdings, Inc., a corporation wholly owned by Tim Aduddell. The lease agreement is for one year and expires on September 30, 2007, with monthly rentals of $16,250. The Company is responsible for all taxes, insurance, maintenance and utilities on the leased premises. Rental expense under this lease amounted to $97,500 for each of the six month periods ended June 30, 2007 and 2006, respectively.
     The restoration division of Aduddell Roofing, Inc. leases its office and shop space in Minnesota monthly under an operating expiring in October 2007 with a monthly lease payment of $16,250.
     The Company lease offices facilities in Florida on a month-to-month basis with monthly lease payments of $2,000.

NOTE 16 — COMMITMENTS AND CONTINGENCIES
     The Company warrants its work in the normal course of business. In management’s opinion, there were no outstanding claims which would have a material effect on the Company’s operations or financial position at June 30, 2007,
     The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000, and any amounts in excess of this would not be insured if the institution should fail. At times, cash in the deposit accounts may exceed the federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk.
     In regard to the sale of assets and liquidation of Zenex Communications in 2002, we were a guarantor to the purchaser on notes with an outstanding balance of $172,572 at June 30, 2007, with approximately $6,353 in monthly principal and interest payments. The purchaser is currently in default on the required payment obligations. The continuance of the default is uncertain at this time and the amount in question is not material in regards to our operations.
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
     On February 9, 2007, the parties participated in a mediation that resulted in a settlement of the lawsuit. Final documentation has not yet occurred; however, the settlement terms include payment by us of a nonmaterial amount along with certain non-monetary relief. Since the mediation, we have engaged in significant efforts to memorialize the settlement agreement. On August 1, 2007, we filed a motion to enforce the settlement agreement asking the judge to compel the plaintiff to cooperate in finalizing the settlement agreement.
     We have been sued by First Bankcentre (the “Bank”) in the Oklahoma District Court of Tulsa County, Oklahoma Case No. CJ-2006-03621. The Petition was filed on June 7, 2006. Plaintiff claims that we must issue 500,000 shares of our common stock at a purchase price of $.01 per share pursuant to a warrant held by the Bank. We believe the warrant is unenforceable. We have filed an Answer setting forth our defenses. Among them are that the warrant was issued without corporate authority, that the warrant violated the anti-tying restrictions of the Bank Holding Company Act and that the warrant represents a clog on our equity of redemption from the Bank under a prior loan. The lawsuit is in its early stages and discovery has not been undertaken. We intend to vigorously defend this lawsuit.
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

NOTE 17 — CONCENTRATIONS
     In connection with providing service to customers, Aduddell Industries does not have contractual agreements with suppliers. The material and supplies used in the business are readily available from several vendors.
     Aduddell Industries had a significant number of customers for the period ended June 30, 2007 with one customer accounting for 10% of the revenue. In the period ended June 30, 2006, one customer accounted for 27% of the total revenue.
     The Company’s contract receivables at June 30, 2007 and December 31, 2006 are from a small number of companies in various industries which could be subject to business cycle variations. As of June 30, 2007 and December 31, 2006 the Company had one customer that accounted for 10% and 40% of contract receivables, respectively. This concentration subjects the Company to a credit risk if the general economy or the company fails to perform.

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
     In the second quarter of 2006, we increased our focus on providing services to the total exterior shell of a building through the asset purchase of Merit Construction, a concrete restoration company and expanded our roofing business to include standing seam and specialty metals. In the third quarter of 2006 we focused on the organic growth of these business areas, increased our marketing capability with the purchase of EyeOpener Creative Communications, LLC., and continued to execute our business plan by searching for acquisitions in key markets. On October 20, 2006, we signed a letter of intent to acquire Brent Anderson & Associates, Inc., a Minnesota based restoration, roofing and waterproofing company. This transaction closed in December 2006 adding significant resources, including below grade waterproofing to our service offerings. At year end we signed a definitive purchase agreement to acquire Hayden Building Maintenance, Inc. as well as Hudson Valley Roofing and Sheet Metal, Inc., privately held commercial roofing companies in New York. Hayden Building Maintenance has an additional office in New Orleans that is currently actively involved in commercial roofing related to disaster response. We have extended the deadline for this closing until at the latest December 31, 2007 and continue to seek acceptable financing for this acquisition currently under agreement. We remain hopeful that we will proceed with the acquisition at a future date.
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
     In the execution of our 2006 business plan we spent $1,410,686 in our roofing subsidiary and $1,286,641 in our corporate office in the pursuit of national accounts and acquisitions. These expenditures resulted in a number of national accounts such as, U.S. Communities and Anheuser Busch and others as well as the acquisitions of Merit Construction, EyeOpener Creative Communications, Brent Anderson Associates, and the pending acquisitions of

Hayden Building Maintenance and Hudson Valley Roofing. The full value and effect of these accounts and acquisitions should become evident over the next several years as we integrate them into our business model and take advantage of the economies of scale as well as synergistic reduction of cost. In addition we should have increased sales and customer penetration as we cross sell our product offerings.
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
     The following table sets forth information used by management to assess our results of operations of the current quarter over the same quarter in the prior year both in aggregate amounts and the percentage increase or decrease over the prior year:

	Three months		Three months	Six months		Six months
	ended	% Increase	ended	ended	% Increase	ended
	June 30, 2007	(Decrease)	June 30, 2006	June 30, 2007	(Decrease)	June 30, 2006

Aduddell Roofing Revenue	$7,927,299	(8.2)%	$8,637,728	$14,583,845	17.9%	$12,372,306
Aduddell Restoration Revenue	6,274,773		—	9,460,244		—
E2MS Revenue			—	—		—
Other Revenue	232,305		—	342,530		—
Total Revenue	$14,434,376	67.1%	$8,637,728	$24,386,618	97.1%	$12,372,306

Aduddell Roofing Gross Margin	$(209,054)	(128.4)%	$735,203	$74,981	(95.4)%	$1,621,785
Aduddell Restoration Gross Margin	2,056,229		—	3,061,258		—
E2MS Gross Margin	—		—	—		—
Other Gross Margin	232,305		—	342,530		—
Total Gross Margin	$2,079,480	182.8%	$735,203	$3,475,731	114.3%	$1,621,785

Cash Flow from Operations	$812,398	548.5%	$(3,643,326)	$499,022	3,680.9%	$(17,869,610)

EBITDA	$2,572	(99.5)%	$533,334	$(2,146,449)	(467.5)%	$584,140

Net Income (Loss)	$(743,318)	(497.5)%	$186,982	$(3,359,211)	(4,735.4)%	$72,469

Free Cash Flow	$683,418	961.2%	$(5,885,876)	$30,068	6,828.7%	$(20,502,643)
The following table sets forth the reconciliation of our free cash flow to our cash flow from operations:

Cash Flow from Operations	$812,398	$(3,643,326)	$499,022	$(17,869,610)

Capital Expenditures	128,980	2,242,550	468,954	2,633,033

Free Cash Flow	683,418	(5,885,876)	30,068	(20,502,643)

The following table reconciles our EBITDA to our net income:

Net Income	$(743,318)	$186,982	$(3,359,211)	$72,469

Interest (Income)	179,601	79,925	394,341	281,956

(Gain) Loss on Sale of Equipment	5,555	(22,739)	5,555	(26,239)

Provision (Benefit) for Income Taxes	(157,836)	103,800	(658,985)	(16,200)

Depreciation	718,570	185,366	1,471,851	272,154

EBITDA	2,572	533,334	(2,146,449)	584,140
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

Critical Accounting Policies and Estimates
Basis of Presentation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Aduddell Roofing, Inc., Aduddell Restoration and Waterproofing, Inc., Global Specialty Group, E2MS and Aduddell Financial Services. The accompanying financial statements of the Company have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s year end audited financial statements and related footnotes included in the annual 10-K filing. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2007, and the statements of its operations and accumulated deficit and cash flows for the six month periods ended June 30, 2007 and 2006 have been included. All significant inter-company accounts and transactions have been eliminated in the consolidation. The results of operations for interim periods may not be indicative of the results which may be realized for the full year.
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

     Management determines the proper classification of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At June 30, 2007 and December 31, 2006, all securities covered by SFAS No. 115 were designated as available-for-sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders’ equity. Any realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations.
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
Share-Based Compensation
     The Company recognizes expense for its share-based compensation based on the fair value of awards that are granted in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payments. The fair value of common stock options is estimated at the date of grant using the Black-Scholes-Merton option valuation model which was developed for use in estimating the fair value of exchange-traded stock options that have no vesting restrictions and are fully transferable, and takes into consideration several criteria, including volatility, expected term, dividend yield, and risk-free rate of return. Option valuation methods require the input of highly subjective assumptions, including the expected stock price volatility. The measured compensation cost is recognized ratably over the vesting period of the related share-based compensation award.
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
     In determining the quarterly provision for income taxes, the Company uses an annual effective tax rate based on expected annual income and statutory tax rates. Significant discreet items are separately recognized in the income tax provision in the quarter in which they occur.
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
Results of Operations
Comparison of 2nd Quarter 2007 and 2006
     Revenues. Revenues increased from $8,637,728 for the three months ended June 30, 2006 to $14,434,376 for the three months ended June 30, 2007, which represents and increase of 67.1%. We had no revenues for emergency services in either the of second quarters of 2007 or 2006. Our emergency services revenues are significantly affected by the presence or absence of natural disaster related work such as tornados, hurricanes and other windstorms. Revenues for the three months ended June 30, 2007 were higher as a result of the additional sales of $6,274,773 brought by the new restoration division. We expect revenues to continue to grow significantly in 2007.
     Operating Expenses. Operating expenses for the three months ended June 30, 2007, were $15,447,348, or 107% of revenue, compared to $8,514,651, or 98% of revenue, for the three months ended June 30, 2006. Cost of Sales for the three months ended June 30, 2007 as a percentage of revenue decreased from 91% of revenues to 83% of revenues due to cost control initiatives in our operations group and decreased total allocated general and administrative cost as a result of a larger revenue base to which we can allocate our general and administrative expenses. Selling, general and administrative expenses increased to $ 3,343,658 in the second quarter of 2007 compared to $575,898 in the second quarter of 2006 primarily as a result of increased consulting, manpower, operating and travel expense related to implementing our growth strategy. While we have implemented a number of cost reduction initiatives and function consolidations that are in effect in our second quarter, the full effect of these actions will not be evident until the third and fourth quarters. Based on those second quarter changes and other recent initiatives we expect administrative cost to decrease quarterly by over $670,000 during the third and fourth quarters.
     Income (Loss) before Provision for Income Taxes. Operating income (loss) before taxes for the quarter ended June 30, 2007, was $(899,072) compared to $264,952 for the quarter ended June 30, 2006. The decrease in our 2007 operating income was attributable to higher selling, general and administrative expenses of $2,767,760 partially offset by our increased sales volume. Our cost reduction initiatives when fully implemented coupled with higher sales volume and increased margin should support our continuing selling, general and administrative costs and increase our profitability.

     Net Income (Loss). The net loss for the quarter ended June 30, 2007, was $(743,318), compared to net income of $186,982for the quarter ended June 30, 2006. These results were influenced by the factors identified above under Revenues and Operating Expenses.
Comparison of six months ended June 30, 2007 and 2006
     Revenues. Revenues increased from $12,372,306 for the six months ended June 30, 2006 to $24,386,618 for the six months ended June 30, 2007, which represents and increase of 97.1%. We had no revenues for emergency services in either the first half of 2007 or 2006. Our emergency services revenues are significantly affected by the presence or absence of natural disaster related work such as tornados, hurricanes and other windstorms. Revenues for the six months ended June 30, 2007 were higher as a result of the additional sales of $ 9,460,244 brought by the new restoration division We expect revenues to continue to grow significantly in 2007.
     Operating Expenses. Operating expenses for the six months ended June 30, 2007, were $28,546,346, or 117% of revenue, compared to $12,725,767, or 103% of revenue, for the six months ended June 30, 2006. Cost of Sales for the six months ended June 30, 2007 as a percentage of revenue decreased from 87% of revenues to 86% of revenues due to cost control initiatives in our operations group and decreased total allocated general and administrative cost as a result of a larger revenue base to which we can allocate our general and administrative expenses. Selling, general and administrative expenses increased to $7,445,057 in the first six months of 2007 compared to $1,888,463 in the first six months of 2006 primarily as a result of consulting, manpower, operating and travel expense related to implementing our growth strategy. While we have implemented a number of cost reduction initiatives and function consolidations that are in effect in our second quarter, the full effect of these actions will not be evident until the third and fourth quarters. Based on those second quarter changes and other recent initiatives we expect administrative cost to decrease quarterly by over $670,000 during the third and fourth quarters.
     Income (Loss) before Provision for Income Taxes. Operating income (loss) before taxes for the six months ended June 30, 2007, was $(4,016,114) compared to $2,034 for the six months ended June 30, 2006. The decrease in our 2007 operating income was attributable to higher selling, general and administrative expenses of $5,556,594 partially offset by our increased sales volume. Our cost reduction initiatives when fully implemented coupled with higher sales volume and increased margin should support our continuing selling, general and administrative costs and increase our profitability.
     Net Income (Loss). The net loss for the six months ended June 30, 2007, was $(3,359,211), compared to net income of $72,469 for the six months ended June 30, 2006. These results were influenced by the factors identified above under Revenues and Operating Expenses.
Off-Balance Sheet Arrangements
We have operating leases and guaranties that are not accrued on the balance sheet. The payments due under these leases are disclosed in a contingent loan guaranty in footnote 16 of our consolidated financial statements. Other than the lease and note guaranty, we have no contractual commitments that do not appear on the balance sheet as of June 30, 2007.
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
Commitments and Contingencies
     In regard to the sale of assets and liquidation of Zenex Communications in 2002, we are a guarantor on notes with an outstanding balance of $172,572 at June 30, 2007, with approximately $6,353 in monthly principal and interest payments. The purchaser is currently in default on the required payment obligations.
     We warrant our work in the normal course of business. In management’s opinion, there were no outstanding claims which would have a material effect on our operations or financial position.
     Information regarding our legal proceedings are discussed later in this document under, “Part II, Item 1. Legal Proceedings”.
Liquidity and Capital Resources
     Total assets increased from $32,946,100 to $33,922,417, liabilities increased from $21,683,678 to $24,805,823 and shareholders’ equity decreased from $11,657,054 to $9,116,594 from December 31, 2006, to June 30, 2007. The increase in assets comes from higher receivables, fixed assets and intangibles with less cash. The increase in liabilities results primarily from an increase in our accounts and subcontract payables.
     Our net cash at June 30, 2007 is $0. We are using our credit line primarily due to the financing of our acquisition and capital expenditures. We are currently in the process of securing long term financing for the Anderson acquisition as well as the Hayden/Hudson Acquisition. For the six months ended June 03, 2007, net cash provided by operating activities was $499,022 compared to $17,851,376 used for the quarter ended June 30, 2006. Net cash used by investing activities during this period was $462,555 compared to $2,597,670 used by investing activities for the six months ended June 30, 2006. Net cash used by financing activities during this period was $36,467 compared to net cash used of $178,671for financing activities for the six months ended June 30, 2006. At June 30, 2007, we had negative working capital of $3,412,988 compared to a negative working capital at March 31, 2007 of $3,672,671 and a positive working capital at June 30, 2006, of $8,718,878. The decrease in working capital resulted from our growth and acquisitions.
     We have a $10,000,000 revolving line of credit. The line bears interest at 3.375% over LIBOR (currently 5.32%) and is secured by all accounts, property and equipment. The line matures on December 15, 2007. There were no outstanding advances at June 30, 2006 and the outstanding advance at June 30, 2007 was $9,349,824.
     At June 30, 2007, we had $1,591,966 of long-term debt as compared to $185,478 of long-term debt at June 30, 2006. The increase in the amount of long-term debt outstanding was primarily due to the earn out portion of our Brent Anderson acquisition.
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
     At June 30, 2007, we had $9.3 million drawn on revolving line of credit. Interest on the revolving line of credit is variable and is equal to LIBOR plus 3.375%. Amounts drawn of the revolving line of credit are the only variable rate debt we have outstanding. A one-percentage point change in the interest rate for our revolving line of credit would change our cash interest payments on an annual basis by approximately $102,300.
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
     As of June 30, 2007, management, including the chief executive officer and chief financial officer, conducted an evaluation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer have concluded the disclosure controls and procedures currently in place are effective. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the chief executive officer and chief financial officer completed their evaluation.
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
     On February 9, 2007, the parties participated in a mediation that resulted in a settlement of the lawsuit. Final documentation has not yet occurred; however, the settlement terms include payment by us of a nonmaterial amount along with certain non-monetary relief. Since the mediation, we have engaged in significant efforts to memorialize the settlement agreement. On August 1, 2007, we filed a motion to enforce the settlement agreement asking the judge to compel the plaintiff to cooperate in finalizing the settlement agreement.
     We have been sued by First Bankcentre (the “Bank”) in the Oklahoma District Court of Tulsa County, Oklahoma Case No. CJ-2006-03621. The Petition was filed on June 7, 2006. Plaintiff claims that we must issue 500,000 shares of our common stock at a purchase price of $.01 per share pursuant to a warrant held by the Bank. We believe the warrant is unenforceable. We have filed an Answer setting forth our defenses. Among them are that the warrant was issued without corporate authority, that the warrant violated the anti-tying restrictions of the Bank Holding Company Act and that the warrant represents a clog on our equity of redemption from the Bank under a prior loan. The lawsuit is in its early stages and discovery has not been undertaken. We intend to vigorously defend this lawsuit.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
     On June 12, 2007, we held an annual meeting of our shareholders. The business of the meeting included the election of the following individuals as directors for one year terms or until their successors have been elected and qualified:

		Votes	Votes		Broker Non-
Director	Votes For	Against	Withheld	Abstentions	Votes

David Aduddell	51,224,839	—	468,728	—	—

Tim Aduddell	51,224,839	—	468,728	—	—

Ron Carte	51,193,789	—	499,778	—	—

Stan Genega	51,211,039	—	482,528	—	—

Thomas Parrish	51,223,239	—	470,328	—	—

Jerry Whitlock	51,223,239	—	470,328	—	—
     At the meeting our shareholders also voted to ratify the appointment of Sutton Robinson Freeman & Co., P.C. as our independent auditors for fiscal year 2007. The table below sets forth the voting for such proposal:

Votes	Votes		Broker
For	Against	Abstentions	Non-Votes
51,009,285	33,069	651,213	—
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADUDDELL INDUSTRIES, INC.
August 14, 2007	By:	/s/ Stan Genega
Stan Genega, President

August 14, 2007	By:	/s/ Reggie Cook
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