Form 10-Q
period 2007-09-30
ADUDDELL INDUSTRIES INC
filed 2007-11-20
CIK 928373

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-24684

ADUDDELL INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Oklahoma (State or other jurisdiction of incorporation or organization)	73-1587867 (I.R.S. Employer Identification No.)

14220 S Meridian
Oklahoma City, Oklahoma (Address of principal executive offices)	73173 (Zip Code)

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

Yes ? No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☐ No ?

On November 14, 2007, we had outstanding 53,965,854 shares of our common stock, $.001 par value.

ADUDDELL INDUSTRIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

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

PART I FINANCIAL INFORMATION

Item 1.

ADUDDELL INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

_________________________________________________

	September 30,
	2007	December 31,
	(Unaudited)	2006
Assets
Current Assets
Cash	$786,026	$-
Contract and trade receivable, net of allowance	13,974,440	13,662,030
Costs and estimated earnings in excess of
billings on uncompleted contracts	4,538,362	2,298,191
Inventory	482,134	472,588
Income tax receivable	376,469	2,254,469
Prepaid expenses	147,606	268,108
Related party receivable	15,189	60,088
Deposits	224,218	252,710
Employee and other receivables, net of
allowance for doubtful accounts	710	32,484
	20,545,154	19,300,668

Property and Equipment
Field and shop equipment	4,396,215	4,023,879
Office furniture and equipment	1,157,103	1,263,131
Transportation equipment	4,000,677	3,931,118
Land	138,239	-
Leasehold improvements	233,253	203,896
	9,925,487	9,422,024
Less: accumulated depreciation	(2,842,348)	(1,584,170)
	7,083,139	7,837,854
Other
Intangible asset customer lists, net	5,311,889	6,112,054
Deferred tax	2,814,815	66,000
Investments	8,651	24,156
	8,135,355	6,202,210

	$35,763,648	$33,340,732

ADUDDELL INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

_________________________________________________

	September 30,
	2007	December 31,
	(Unaudited)	2006
Liabilities and Shareholders' Equity

Current portion of long-term debt	$280,111	$214,343
Current portion of long-term acquisition payable	162,166	816,667
Advances on line of credit	9,734,933	9,407,272
Bank overdraft	-	732,778
Accounts and subcontract payables	14,523,437	7,122,863
Accrued liabilities	2,200,230	812,779
Billings in excess of costs and estimated
Earnings on uncompleted contracts	1,878,780	1,058,168
	28,779,657	20,164,870

Long-Term Debt (Net of Current Portion)	452,657	539,975

Long-Term Acquisition Payable (Net of Current Portion)	816,667	978,833

Shareholders' Equity
Preferred stock ($0.001 par value, 20,000,000
shares authorized, 10,000 issued and	10	-
outstanding at September 30, 2007
and no shares at December 31, 2006)
Common stock ($0.001 par value, 100,000,000
shares authorized, 53,965,854 and 52,799,191
shares issued and outstanding at September 30, 2007
and December 31, 2006)	53,966	52,799
Paid-in capital	6,514,721	4,699,230
Unrealized gain (loss) on available-for-sale securities	(14,803)	703
Retained earnings	(839,227)	6,904,322
	5,714,667	11,657,054

	$35,763,648	$33,340,732

The accompanying notes are an integral part of these financial statements.

ADUDDELL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended September 30		For Nine Months Ended September 30
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$12,472,735	$11,574,763	$36,859,353	$23,947,068

Operating Expenses
Cost of sales	15,479,328	10,174,307	36,390,215	20,924,829
Selling, general and administrative	3,591,146	1,344,290	11,036,417	3,232,753
Warranty expense	7,882	34,966	198,284	121,749
	19,078,356	11,533,563	47,624,916	24,279,331

Operating Income (Loss)	(6,605,621)	21,200	(10,765,563)	(332,263)

Other Income
Interest and dividend income	4,626	18,145	89,253	300,102
Gain(loss) on sale of equipment	-	2,500	(5,340)	28,739
Other income	129,646	32,498	189,319	79,798
	134,272	53,143	273,232	408,639

Net Income (Loss) from Operations

Before Income Taxes	(6,471,349)	74,343	(10,492,331)	76,376

Provision (Benefit) for Income Taxes:

Current	(2,562,904)	(46,800)	(4,130,000)	(41,000)
Deferred	473,108	58,000	1,381,219	36,000
	(2,089,796)	11,200	(2,748,781)	(5,000)

Net Income (Loss)	(4,381,553)		(7,743,550)	81,376

Other Comprehensive Income		63,143

Unrealized holding gains (losses)	(17,588)	(45,010)	(15,506)	9,225
Reclassification adjustment	-	-	-	-

Comprehensive Income (Loss)	$(4,399,141)	$18,133	$(7,759,056)	$90,601

Basic Net Income (Loss) per Common Share	$(.08)	$-	$(.14)	$-
Diluted Net Income (Loss) per Common Share	$ N/A	$-	$ N/A	$-
Weighted Average Common Shares Basic	53,965,854	50,187,921	53,965,854	50,187,921
Weighted Average Common Shares Assuming Dilution	N/A	79,853,005	N/A	79,853,005

The accompanying notes are an integral part of these financial statements

ADUDDELL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

_________________________________________________

	Nine Months Ended
	September 30,	September 30,
	2007 (Unaudited)	2006 (Unaudited)

Cash Flows from Operating Activities

Net income (loss)	$(7,743,550)	$81,376
Reconciliation of net income (loss) to net cash
Provided (used) by operating activities:
Depreciation and amortization	2,256,191	472,620
Bad Debt Expense	-	119,215
Issuance of debt for interest expense	-	-
(Gain) Loss on sale of property and equip	5,340	(28,739)
(Increase) Decrease from changes in:
Accounts receivable	(312,410)	(2,118,648)
Costs and estimated earnings in excess of
billings on uncompleted contracts	(2,240,171)	(3,559,579)
Inventory	(9,546)	-
Income tax receivable	1,878,000	(401,191)
Related party receivable	44,899	(40,787)
Deposits	28,492	-
Deferred taxes	(2,748,815)	-
Prepaid expenses	120,502	(172,347)
Employee and other receivables	31,774	(15,557)
Intangible asset customer list	-	(392,537)
Increase (Decrease) from changes in:
Bank overdraft	(732,778)	-
Accounts payable	7,400,574	(8,342,622)
Accrued liabilities	1,387,451	481,015
Income tax payable	-	(5,349,105)
Billings in excess of costs and estimated
earnings on uncompleted contracts	820,612	(2,892)
Deferred taxes	-	36,000

Net adjustments to net income (loss)	7,930,115	(19,315,154)

Net cash provided (used) by operating activities	186,565	(19,233,778)

ADUDDELL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

_________________________________________________

	Nine Months Ended
	September 30,	September 30,
	2007 (Unaudited)	2006 (Unaudited)

Cash Flows from Investing Activities
Purchase of Investments	-	(146,276)
Proceeds from sale of property and equipment	7,000	37,863
Purchase of property and equipment	(567,210)	(3,247,759)

Net cash used by investing activities	(560,210)	(3,356,172)

Cash Flows from Financing Activities
Net change in line of credit	327,661	1,170,567
Retirement of long-term debt	(167,990)	(308,101)
Proceeds from issuance of stock	1,000,000	120,000

Net cash provided by financing activities	1,159,671	982,466

Net Increase (Decrease) in Cash	786,026	(21,607,484)

Cash at Beginning of Period	-	22,330,751

Cash at End of Period	$786,026	$723,267

Supplemental Disclosure of Cash Flow
Information
Cash paid for:
Interest	$786,400	$30,902
Taxes	$-	$252,450

Supplemental Schedule of Non-Cash
Investing and Financing Activities
Fixed asset additions	$146,440	$135,220
Liabilities assumed or incurred	$146,440	$135,220

Common stock issued for acquisition payable	816,667	-
Common stock issued for services	$-	$205,000

The accompanying notes are an integral part of these financial statements.

ADUDDELL INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

Aduddell Industries, Inc. is engaged in the commercial and industrial roofing and re-roofing, specialty- roofing metals, waterproofing and concrete restoration and consulting businesses through our subsidiaries, Aduddell Roofing, Inc., Aduddell Restoration and Waterproofing, Inc., and Global Specialty Group, Inc. In addition we provide pre-event planning, event management and post-event recovery services for disaster related activities through our subsidiary, Aduddell Enviro & Emergency Management Services, Inc (“E2MS”). We provide internal corporate transportation services through our subsidiary, Aduddell Financial Services, Inc., as well as marketing services through our EyeOpener Division. We were originally incorporated on March 4, 1991, in the state of Colorado. On June 7, 2006, we changed our name from Zenex International, Inc. to Aduddell Industries, Inc. and our state of incorporation from Colorado to Oklahoma.

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Aduddell Roofing, Inc., Aduddell Restoration and Waterproofing, Inc., Global Specialty Group, E2MS and Aduddell Financial Services. The accompanying financial statements of the Company have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's year end audited financial statements and related footnotes included in the annual 10-K filing. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2007, and the statements of its operations and accumulated deficit and cash flows for the nine months ended September 30, 2007 and 2006 have been included. All significant inter-company accounts and transactions have been eliminated in the consolidation. The results of operations for interim periods may not be indicative of the results which may be realized for the full year.

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

Management determines the proper classification of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At September 30, 2007 and December 31, 2006, all securities covered by SFAS No. 115 were designated as available-for-sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders’ equity. Any realized gains and losses on sales of investments, as determined on a specific identification basis, would be included in the Consolidated Statement of Operations.

Intangible Assets

The Company accounts for intangible assets under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) which primarily addresses accounting for goodwill and intangible assets subsequent to acquisition. Under SFAS No. 142, goodwill and separately identified intangible assets with indefinite lives are no longer amortized, but reviewed annually (or more frequently if impairment indicators arise) for impairment. In accordance with SFAS No. 142, intangibles with finite useful lives, which include customer lists, continue to be amortized over their estimated useful life. The Company amortizes customer lists and organization costs using the straight-line method with an estimated useful life of five years. Impairment, if any, is calculated for all intangibles as the excess of the asset carrying value over its fair value and is charged to expense when discovered. No impairment was recorded for the quarter ended September 30, 2007. Accumulated amortization at September 30, 2007 totaled $1,076,857. Amortization expense for the nine months ended September 30, 2007 and September 30, 2006 was $987,227 and $59,574 respectively. The estimated amortization expense of intangible assets for 2007 and 2008 is $1,289,784 with amortization of $1,274,740, $1,259,632, and $1,165,222 in years 2009, 2010, and 2011 respectively.

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

Depreciation

Depreciation for financial statement purposes is provided on the straight-line method over the estimated useful lives of the various assets. Depreciation expense for the nine months ended September 30, 2007 and 2006 was $1,268,964 and $412,866 respectively. For income tax purposes, accelerated methods of depreciation are used with recognition of deferred income taxes for the resulting temporary differences. Estimated useful lives for financial statement reporting purposes are as follows:

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

NOTE 2 - ACQUISITIONS

On April 1, 2006, Aduddell Roofing acquired certain operating assets of Merit Construction Services, a privately held concrete restoration company. As a result of the acquisition, the Company established its restoration division, eliminated our need to outsource restoration projects, increased restorations’ market opportunity through our bonding capacity, and allowed us to cross sell services to customers.

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

In September 2006, we purchased the assets of EyeOpener Creative Communications, LLC, (“EyeOpener”) an integrated marketing company, to help develop and brand Aduddell’s operating business units. EyeOpener provides the Company with professional and targeted marketing and sales support through strategic advertising, branding, web-based communications, sales tools, and market research. EyeOpener has in house media, photography and video capabilities that will be beneficial to all of our operating units. The aggregate purchase price of $212,550 consisted of $20,000 in cash, $103,800 in repayment of loans and 125,000 shares of Company common stock valued at $88,750. The value of the common shares issued was determined based on the closing market price of the Company’s common shares from the previous day.

On December 1, 2006 the Company purchased Brent Anderson Associates, Inc., a Minnesota-based restoration, roofing and waterproofing company, adding significant resources, including below grade waterproofing, to our service offerings. The aggregate purchase price of $9,222,415 consisted of $2,000,000 in cash, with $150,000 subject to an escrow agreement, $4,026,915 repayment of loans, and $2,000,000 of Company common stock with a minimum conversion value of $1.00 per share valued at $1,400,000 (Actual value of the common shares issued was determined based on the closing market price of the Company’s common shares from the day previous to closing) and the right to earn an additional $2,565,000 of shares of the Company’s common stock with a minimum conversion price of $1.00 per share (Valued at $1,795,500 based on the share price at the day previous to closing). Based on the fair value of the acquired assets, the Company allocated $3,618,268 of the purchase price to tangible property and equipment and $5,604,147 to intangible assets. The intangible asset represents the benefit the Company expects to realize from the existing customer relationships and is considered to have an estimated useful life of five years.

At 2006 year end, we signed a definitive purchase agreement to acquire Hayden Building Maintenance, Inc. as well as Hudson Valley Roofing and Sheet Metal, Inc., privately held commercial roofing companies in New York. We terminated our plans for these acquisitions in August 2007.

NOTE 3 - CONTRACTS RECEIVABLE

Contracts receivable consist of the following:

	September 30, 2007	December 31, 2006
Completed contracts	$ 1,648,071	$ 2,465,564
Contracts in progress	9,756,716	9,139,408
Retainage	2,221,853	2,057,058
	13,626,640	13,662,030
Less allowance for doubtful amounts	-	-
	$ 13,626,640	$ 13,662,030

NOTE 4 - UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts, are as follows:

	September 30, 2007	December 31, 2006
Costs incurred on uncompleted contracts	$ 53,182,272	$29,126,527
Estimated earnings	(191,871)	145,508
	52,990,401	29,272,035
Billings to date	50,330,819	28,032,012
	$2,659,582	$1,240,023

Included in the accompanying balance sheets under the following captions:

	September 30, 2007	December 31, 2006
Costs and estimated earnings in excess of billings on uncompleted contracts	$4,538,362	$2,298,191
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,878,780)	(1,058,168)
	$2,659,582	$1,240,023

NOTE 5 - LETTER OF CREDIT

At September 30, 2007, the Company had a $175,000 letter of credit issued to its insurance carrier that matures on February 24, 2008.

NOTE 6 - LINE OF CREDIT

The Company has a $10,000,000 revolving line of credit. The line bears interest at 3.375% over the published LIBOR Rate (currently 5.72%) and is secured by all accounts, property and equipment. The line matures on December 15, 2007. The outstanding balance at September 30, 2007 and December 31, 2006 was $9,734,933 and $9,407,272 respectively.

NOTE 7 - LONG-TERM DEBT

The Company has the following long-term debt as of:

	September 30, 2007	December 31, 2006
6.63% to 21% notes payable secured by equipment, due in varying monthly installments through May 2010	$53,445	$68,124
6% to 8.25% notes payable secured by transportation equipment, due in varying monthly installments through January 2012	679,323	686,194
	732,768	754,318
Less: current portion of long-term debt	280,111	214,343
	$452,657	$539,975

Maturities of long-term debt as of September 30, 2007, are as follows:

Year	Amount

2009	$260,771
2010	139,638
2011	42,355
2012	9,893
$452,657

Interest expense was $786,400 and $46,481 for the nine months ended September 30, 2007 and 2006, respectively.

NOTE 8 – PREFERRED STOCK

In September of 2007, Aduddell Industries signed an agreement for the placement of $2,000,000 of preferred stock. This transaction was finalized in October with the private placement of 20,000 shares of its Series A Preferred

Stock, par value $.001 per share, for $100 per share, or total gross proceeds of $2,000,000. The Series A Preferred Stock carries a cash dividend of 14% per annum payable monthly. Each share of Series A Preferred Stock is convertible into Aduddell common stock at any time after the tenth anniversary of the date of issuance. The conversion price per share for the Series A Preferred Stock is the weighted (based on daily trading volume) average closing price per share of Aduddell common stock as reported in the public trading markets for the twenty trading days immediately preceding the date of conversion. The Company may redeem the Series A Preferred Stock at any time at a price equal to the per share liquidation value of $100 plus any accrued and unpaid dividends. The Company received gross proceeds from this placement in September in the amount of $1,000,000.

NOTE 9 - PENSION PLAN

The Company sponsors a defined contribution plan that covers all non-union employees. Employees who are twenty-one years of age and have completed one year of service are eligible to participate. Employees may contribute from one to eighty percent of eligible salary limited to the amount allowed under the Internal Revenue Code. Company profit sharing contributions are discretionary each year. Currently the Company is matching contributions up to 4%. Employees are vested 100% in salary deferral contributions. Company contributions vest immediately. Company contributions for the nine months ended September 30, 2007, and 2006, totaled $94,401 and $45,396, respectively.

NOTE 10 – STOCK OPTIONS

Common Stock Options and Other Warrants

The following table summarizes the Company's stock option activity for the quarters ended September 30, 2007 and 2006:

	September 30, 2007	Weighted Average Exercise Price	September 30, 2006	Weighted Average Exercise Price

Options outstanding beginning of quarter	32,333,818	$ .12	32,278,818	$ .12

Options issued during the quarter	-	-	25,000	1.02

Options exercised during the quarter	-	-	-	-

Options cancelled during the quarter	-	-	-	-

Options expired during the quarter	-	-	-	-

Options outstanding end of quarter	32,333,818	$ .12	32,303,818	$ .12

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

Following is a summary of stock options outstanding and exercisable at September 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 9/30/07	Weighted-Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 9/30/07	Weighted Average Exercise Price

.04	28,528,818	No term	.04	28,528,818.04

.08 - .10	200,000	No term	.10	200,000.10

.70 – 1.38	3,605,000	10 year	.78	1,255,000.78

	32,333,818		.12	29,983,818.12

NOTE 11 - INCOME TAXES

The income tax provision (benefit) consists of the following:

Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Current tax provision (benefit)	$ (2,562,904)	$ (46,800)	$ (4,130,000)	$ (41,000)
Deferred tax provision (benefit)	473,108	58,000	1,381,219	36,000
Total provision (benefit) for income taxes	$ (2,089,796)	$ 11,200	$ (2,748,781)	$ (5,000)

A reconciliation of the current provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal (34%) and state (5%) income tax rates to income before income taxes is as follows:

	September 30, 2007	September 30, 2006
Statutory federal income tax rate	34.0%	34.0%
State tax effective rate	5.0%	5.0%
Temporary differences	.3%	14.0%
Benefit of graduated tax rates	-	-
Prior year assessments finalized	-	-
Increase in valuation allowance	-	-
Other	-	-
	39.3%	53.0%

At September 30, 2007, the Company had net operating loss carry forwards of approximately $11.4 million available to reduce future federal and state taxable income. Unless utilized, the carry forward amounts will begin to expire in 2012. For federal and state tax purposes, approximately $800,000 of the Company’s net operating loss carry forward amounts is subject to an annual limitation due to a greater than 50% change in stock ownership which occurred in 2002, as defined by federal and state tax law.

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

The net deferred tax asset consisted of the following components:

	September 30, 2007	December 31, 2006

Deferred tax liability on depreciation	$ (1,089,000)	$(150,000)
Deferred tax asset for loss carry forward and share-based compensation	4,106,815	419,000
Deferred tax asset	3,017,815	269,000
Less: valuation allowance	203,000	203,000
Net deferred tax asset	$2,814,815	$ 66,000

NOTE 12 - RELATED PARTY TRANSACTIONS

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

The Company leases its office, warehouse and yard facilities from Aduddell Holdings, Inc., a corporation wholly-owned by Tim Aduddell. The lease agreement is for one year and expires on September 30, 2008, with monthly rentals of $16,250. The Company is responsible for all taxes, insurance, maintenance and utilities on the leased premises. Rental expense under this lease amounted to $146,250, and $146,250 for the nine months ended September 30, 2007 and 2006, respectively.

NOTE 13 - BACKLOG

The amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements on which work had not yet begun at September 30, 2007, and September 30 2006, was approximately $15,003,754 and $8,037,676 respectively.

NOTE 14 - SHARE BASED COMPENSATION

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

NOTE 15 - EARNINGS PER SHARE

	September 30, 2007	September 30, 2006
Basic net income (loss) per share:
Common shares outstanding	53,965,854	50,187,921
Weighted average shares outstanding	53,965,854	50,187,921
Net Income (Loss) per share	$ (0.08)	$ 0.00
Diluted net income (loss) per common share:
Common shares outstanding	N/A	79,853,005
Weighted average shares outstanding	N/A	79,853,005
Net Income (Loss) per share	$ N/A	$ 0.00

At September 30, 2006, all options to purchase shares of common stock were included in the computation of income per common share-assuming dilution because all options were dilutive.

NOTE 16 - LEASES

In December 2005, the Company leased a storage facility under an operating lease which expires in October 2008. Rent expense under the lease totaled $17,633 for the nine months ended September 30, 2007 and $17,633 for the nine months ended September 30, 2006.

In March 2006, the Company leased its corporate office facilities under an operating lease which expires April 30, 2010. Under the terms of the lease, the Company is responsible for its share of common area maintenance and operating expenses. Rent expense under the lease totaled $91,377 for the nine months ended September 30, 2007 and $27,991 for the nine months ended September 30, 2006.

In November 2006, the Company leased office facilities for its EyeOpener Division under an operating lease which expires in November 2008. Rent expense under the lease totaled $18,900 for the nine months ended September 30, 2007.

As of September 30, 2007, the future minimum lease commitments under all noncancellable operating leases were as follows:

Year	Amount

2008	$170,586
2009	127,999
2010	71,071
$340,257

The Company leases its office, warehouse and yard facilities from Aduddell Holdings, Inc., a corporation wholly owned by Tim Aduddell. The lease agreement is for one year and expires on September 30, 2008, with monthly rentals of $16,250. The Company is responsible for all taxes, insurance, maintenance and utilities on the leased premises. Rental expense under this lease amounted to $146,250 for each of the nine month periods ended September 30, 2007, and 2006, respectively.

Aduddell Restoration & Waterproofing, Inc. leases its office and shop space in Minnesota under an operating lease expiring in October 2007 with a monthly lease payment of $16,500.

In June 2007, the Company leased office facilities for its Florida roofing division under an operating lease which expires in August 2008. Rent expense under the lease totaled $21,817 for the nine months ended September 30, 2007

NOTE 17 - COMMITMENTS AND CONTINGENCIES

The Company warrants its work in the normal course of business. In management's opinion, there were no outstanding claims which would have a material effect on the Company's operations or financial position at September 30, 2007.

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

In regard to the sale of assets and liquidation of Zenex Communications in 2002, we were a guarantor to the purchaser on notes with a remaining balance of $161,030 at September 30, 2007, with approximately $6,353 in monthly principal and interest payments. The purchaser is currently in default on the required payment obligations.

Lawsuit

Eric Beitchman v. Timothy Aduddell, et al., Case No. 5:05-cv-01465-HE, United States District Court for the Western District of Oklahoma. On December 19, 2005, a shareholder’s derivative action was filed, claiming that we entered into certain non-arms length transactions with certain of our officers and/or directors. Among the transactions complained of is one in which we allegedly entered into a Telecommunications Equipment and Software Upgrade Agreement with a company partially owned and controlled by one of our officers/directors. In addition, the plaintiff complained of our contracting with and making payments to Oklahoma Development Group, LLC (“ODG”) in connection with our outsourcing of emergency response services to ODG in 2005. Based on these and other allegations in the Complaint, the plaintiff claimed that the individual defendants breached their fiduciary duties to us, that they abused control of us, that they engaged in gross mismanagement, and, with respect to certain officers/director defendants, that they engaged in unjust enrichment. Plaintiff sought damages, imposition of a constructive trust, restitution and attorneys’ fees. We and the individual defendants denied the substantive allegations of the Complaint. On February 9, 2007, the parties participated in a mediation that resulted in a settlement of the lawsuit. Final documentation has not yet occurred; however, the settlement terms include payment by us of a nonmaterial amount along with certain non-monetary relief.

We have been sued by First Bankcentre (the "Bank") in the Oklahoma District Court of Tulsa County, Oklahoma Case No. CJ-2006-03621. The Petition was filed on June 7, 2006. Plaintiff claims that we must issue 500,000 shares of our common stock at a purchase price of $.01 per share pursuant to a warrant held by the Bank. We believe the warrant is unenforceable. We have filed an Answer setting forth our defenses. Among them are that the warrant was issued without corporate authority, that the warrant violated the anti-tying restrictions of the Bank Holding Company Act and that the warrant represents a clog on our equity of redemption from the Bank under a prior loan that was repaid in full. A scheduling order has been entered in the case. Although a trial date has not been set, we anticipate trial in the spring of 2008. Written discovery has been issued to the Bank, and its responses are due November 30, 2007. We intend to vigorously defend this lawsuit.

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

NOTE 18 - CONCENTRATIONS

In connection with providing service to customers, Aduddell Industries does not have contractual agreements with suppliers. The material and supplies used in the business are readily available from several vendors.

Aduddell Industries had a significant number of customers for the period ended September 30, 2007 with no customer accounting for 10% or more of total revenue. In the period ended September 30, 2006, one customer accounted for 41% of the total revenue.

The Company’s contract receivables at September 30, 2007 and December 31, 2006 are from a small number of companies in various industries which could be subject to business cycle variations. As of September 30, 2007, the Company had no customer that accounted for 10% or more of contract receivables. As of December 31, 2006, the Company had one customer that accounted for 40% of contract receivables.

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

Our revenues were historically derived from comprehensive commercial roofing services, including re-roofing, restoration and repair, new roof construction, sheet metal fabrication, waterproofing, and emergency post-event response services. In 2007 we have focused on integration of our acquisitions, cost control and operations. While we have implemented a number of cost reduction initiatives and function consolidations that are in effect in the third quarter, the full effect of these actions will not be evident until the fourth quarter and the first quarter of next year. In addition we expect continued increase in our sales volume and improvement in our divisional gross margins.

In the second quarter of 2006, we increased our focus on providing services to the total exterior shell of a building through the asset purchase of Merit Construction, a concrete restoration company and expanded our roofing business to include standing seam and specialty metals. In the third quarter of 2006 we focused on the organic growth of these business areas, increased our marketing capability with the purchase of EyeOpener Creative Communications, LLC., and continued to execute our business plan by searching for acquisitions in key markets. On October 20, 2006, we signed a letter of intent to acquire Brent Anderson & Associates, Inc., a Minnesota-based restoration, roofing and waterproofing company. This transaction closed in December 2006 adding significant resources, including below grade waterproofing to our service offerings. At year end we signed a definitive purchase agreement to acquire Hayden Building Maintenance, Inc. as well as Hudson Valley Roofing and Sheet Metal, Inc., privately held commercial roofing companies in New York. Hayden Building Maintenance has an additional office in New Orleans that is currently actively involved in commercial roofing related to disaster response. We have terminated our plans to proceed with these acquisitions, but we plan to maintain the relationship that we have had with them.

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

In the execution of our 2006 business plan we spent $1,410,686 in our roofing subsidiary and $1,286,641 in our corporate office in the pursuit of national accounts and acquisitions. These expenditures resulted in a number of national accounts such as, U.S. Communities and Anheuser Busch and others as well as the acquisitions of Merit Construction, EyeOpener Creative Communications, and Brent Anderson Associates. The full value and effect of these accounts and acquisitions should become evident over the next several years as we integrate them into our business model and take advantage of the economies of scale as well as synergistic reduction of cost. In addition we should have increased sales and customer penetration as we cross sell our product offerings.

In addition to the acquisition and national account expenditures we significantly expanded our corporate,

roofing and restoration staff, opened three new operating locations, and expanded our corporate governance and compliance activities. These additional general and administrative costs of approximately $2.9 million were required to support our expanding business from anticipated acquisitions as well as organic growth. The increased infrastructure will provide most of the support for our targeted sales revenues for 2007.

The following table sets forth information used by management to assess our results of operations of the current quarter over the same quarter in the prior year in aggregate amounts:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Total Revenue	$ 12,472,735	$ 11,574,763	$36,859,353	$ 23,947,068

Total Gross Margin	$ 2,079,480	$ 1,400,456	$ 469,138	$ 3,022,239

Cash Flow from Operations	$ (312,244)	$(1,364,168)	$ 186,565	$(19,233,778)

EBITDA	$ (5,403,937)	$ 250,444	$(7,549,004)	$ 887,062

Net Income (Loss)	$ (4,399,141)	$ 18,133	$(7,759,056)	$ 90,601

Free Cash Flow	$ (410,715)	$(1,978,894)	$ (380,860)	$(22,481,537)

The following table sets forth the reconciliation of our free cash flow to our cash flow from operations:

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006

Cash Flow from Operations	$ (312,244)	$(1,364,168)	$ 186,565	$(19,233,778)

Capital Expenditures	98,471	614,726	567,425	3,247,759

Free Cash Flow	(410,715)	(1,978,894)	(380,860)	(22,481,537)

The following table reconciles our EBITDA to our net income:

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006

Net Income	$ (4,399,141)	$ 18,133	$ (7,759,056)	$ 90,601

Interest (Income)	302,746	18,145	697,087	300,102

(Gain) Loss on Sale of Equipment	5,340	(2,500)	5,555	28,739

Provision (Benefit) for Income Taxes	(2,089,796)	11,200	(2,748,781)	(5,000)

Depreciation	784,340	200,466	2,256,191	472,620

EBITDA	(5,403,937)	250,444	(7,549,004)	887,062

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

Critical Accounting Policies and Estimates

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Aduddell Roofing, Inc., Aduddell Restoration and Waterproofing, Inc., Global Specialty Group, E2MS and Aduddell Financial Services. The accompanying financial statements of the Company have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's year end audited financial statements and related footnotes included in the annual 10-K filing. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2007, and the statements of its operations and accumulated deficit and cash flows for the nine month periods ended September 30, 2007 and 2006 have been included. All significant inter-company accounts and transactions have been eliminated in the consolidation. The results of operations for interim periods may not be indicative of the results which may be realized for the full year.

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

Management determines the proper classification of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At September 30, 2007 and December 31, 2006, all securities covered by SFAS No. 115 were designated as available-for-sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders’ equity. Any realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations.

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

Results of Operations

Comparison of 3rd Quarter 2007 and 2006

Revenues. Revenues increased from $11,574,763 for the three months ended September 30, 2006 to $12,472,735 for the three months ended September 30, 2007, which represents and increase of 7.8%. We had no revenues for emergency services in either the of third quarters of 2007 or 2006. Our emergency services revenues are significantly affected by the presence or absence of natural disaster related work such as tornados, hurricanes and other windstorms. Revenues for the three months ended September 30, 2007 were higher as a result of the additional sales associated with our acquisition efforts. We expect revenues to continue to grow in 2007.

Operating Expenses. Operating expenses for the three months ended September 30, 2007, were $19,078,356 or 153% of revenue, compared to $11,533,563 or 99% of revenue, for the three months ended September 30, 2006. Cost of Sales for the three months ended September 30, 2007 as a percentage of revenue increased from 89% of revenues to 124% of revenues. Selling, general, and administrative expenses increased to $3,591,146 in the third quarter of 2007 compared to $1,344,290 in the third quarter of 2006 primarily as a result of an increase in corporate overhead, manpower, operating and travel expense related to implementing our growth strategy. While we have implemented a number of cost reduction initiatives and function consolidations that are in effect in our third quarter, the full effect of these actions will not be evident until fourth quarter and the first quarter of next year. Based on those third quarter changes and other recent initiatives, we expect administrative cost to decrease quarterly by over $250,000 during the fourth quarter and first quarter of 2008.

Income (Loss) before Provision for Income Taxes. Operating income (loss) before taxes for the quarter ended September 30, 2007, was $(6,471,349) compared to $74,343 for the quarter ended September 30, 2006. The decrease in our 2007 operating income was attributable to higher cost of sales and selling, general, and administrative costs of $3,591,146 partially offset by our increased sales volume. Our cost reduction initiatives when fully implemented coupled with higher sales volume and increased margin should support our continuing selling, general and administrative costs and increase our profitability.

Net Income (Loss). The net loss for the quarter ended September 30, 2007, was $(4,381,553), compared to net income of $63,143 for the quarter ended September 30, 2006. These results were influenced by the factors identified above under Revenues and Operating Expenses.

Comparison of nine months ended September 30, 2007 and 2006

Revenues. Revenues increased from $23,947,068 for the nine months ended September 30, 2006 to $36,859,353 for the nine months ended September 30, 2007, which represents an increase of 53.9%. We had no revenues for emergency services in either the first three quarters of 2007 or 2006. Our emergency services revenues are significantly affected by the presence or absence of natural disaster related work such as tornados, hurricanes and other windstorms. Revenues for the nine months ended September 30, 2007 were higher as a result of the additional sales associated with our acquisition efforts We expect revenues to continue to grow in 2007.

Operating Expenses. Operating expenses for the nine months ended September 30, 2007, were $47,624,916, or 129% of revenue, compared to $24,279,331, or 101% of revenue, for the nine months ended September 30, 2006. Cost of Sales for the nine months ended September 30, 2007 as a percentage of revenue increased from 87% of revenues to 99% of revenues. Selling, general and administrative expenses increased to $11,036,417 in the first nine months of 2007 compared to $3,232,753 in the first nine months of 2006 primarily as a result of an increase in corporate overhead, manpower, operating and travel expense related to implementing our growth strategy. While we have implemented a number of cost reduction initiatives and function consolidations that are in effect in our third quarter, the full effect of these actions will not be evident until the fourth quarter and the first quarter of next year. Based on those second quarter changes and other recent initiatives we expect administrative cost to decrease quarterly by over $250,000 during the fourth quarter and first quarter of 2008.

Income (Loss) before Provision for Income Taxes. Operating income (loss) before taxes for the nine months ended September 30, 2007, was $(10,492,331) compared to $76,376 for the nine months ended September 30, 2006. The decrease in our 2007 operating income was attributable to higher cost of sales and higher selling, general and administrative expenses of $11,036,417 partially offset by our increased sales volume. Our cost reduction initiatives when fully implemented coupled with higher sales volume and increased margin should support our continuing selling, general and administrative costs and increase our profitability.

Net Income (Loss). The net loss for the nine months ended September 30, 2007, was $(7,743,550), compared to net income of $81,376 for the nine months ended September 30, 2006. These results were influenced by the factors identified above under Revenues and Operating Expenses.

Off-Balance Sheet Arrangements

We have operating leases and guaranties that are not accrued on the balance sheet. The payments due under the leases are disclosed in footnote 6 of our consolidated financial statements and the contingent loan guaranty is disclosed below and in footnote 7 of our consolidated financial statements. Other than the lease and note guaranty, we have no contractual commitments that do not appear on the balance sheet as of September 30, 2007.

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

Commitments and Contingencies

In regard to the sale of assets and liquidation of Zenex Communications in 2002, we are a guarantor on notes with an outstanding balance of $161,030 at September 30, 2007, with approximately $6,353 in monthly principal and interest payments. The purchaser is currently in default on the required payment obligations.

We warrant our work in the normal course of business. In management’s opinion, there were no outstanding claims which would have a material effect on our operations or financial position.

Information regarding our legal proceedings are discussed later in this document under, “Part II, Item 1. Legal Proceedings”.

Liquidity and Capital Resources

Total assets increased from $33,340,732 to $35,763,648, liabilities increased from $21,683,678 to $30,048,981 and shareholders’ equity decreased from $11,657,054 to $5,714,667 from December 31, 2006, to September 30, 2007. The increase in assets comes from higher receivables and fixed assets and with more cash. The increase in liabilities results primarily from an increase in our accounts and subcontract payables.

Our net cash at September 30, 2007 is $786,026. We are using our credit line primarily due to the financing of our acquisition and capital expenditures. We secured financing in September that will be utilized as working capital. For the nine months ended September, 2007, net cash provided by operating activities was $186,565 compared to $19,233,778 used for the quarter ended September 30, 2006. Net cash used by investing activities during this period was $560,210 compared to $3,356,172 used by investing activities for the nine months ended September 30, 2006. Net cash provided by financing activities during this period was $1,159,671 compared to $982,466 for the nine months ended September 30, 2006. At September 30, 2007, we had negative working capital of $8,234,503 compared to a negative working capital at December 31, 2006 of $864,202.

We have a $10,000,000 revolving line of credit. The line bears interest at 3.375% over LIBOR (currently 5.72%) and is secured by all accounts, property and equipment. The line matures on December 15, 2007. There were no outstanding advances at September 30, 2006 and the outstanding advance at September 30, 2007 was $9,734,933.

At September 30, 2007, we had $1,269,324 of long-term debt as compared to $135,742 of long-term debt at September 30, 2006. The increase in the amount of long-term debt outstanding was due to the earn out portion of our Brent Anderson acquisition and capital investments.

Adequacy of Current Liquidity

We meet all of our funding needs for ongoing operations with internally generated cash flows from operations, access to our line of credit, with existing cash and short-term investment balances and with additional term debt or equity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

At September 30, 2007, we had $9.7 million drawn on revolving line of credit. Interest on the revolving line of credit is variable and is equal to LIBOR plus 3.375%. Amounts drawn of the revolving line of credit are the only variable rate debt we have outstanding. A one-percentage point change in the interest rate for our revolving line of credit would change our cash interest payments on an annual basis by approximately $97,000.

>Item 4.	Controls and Procedures

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

As of September 30, 2007, management, including the chief executive officer and interim chief financial officer, conducted an evaluation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer have concluded the disclosure controls and procedures currently in place are effective. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the chief executive officer and chief financial officer completed their evaluation.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

Eric Beitchman v. Timothy Aduddell, et al., Case No. 5:05-cv-01465-HE, United States District Court for the Western District of Oklahoma. On December 19, 2005, a shareholder’s derivative action was filed, claiming that we entered into certain non-arms length transactions with certain of our officers and/or directors. Among the transactions complained of is one in which we allegedly entered into a Telecommunications Equipment and Software Upgrade Agreement with a company partially owned and controlled by one of our officers/directors. In addition, the plaintiff complained of our contracting with and making payments to Oklahoma Development Group, LLC (“ODG”) in connection with our outsourcing of emergency response services to ODG in 2005. Based on these and other allegations in the Complaint, the plaintiff claimed that the individual defendants breached their fiduciary duties to us, that they abused control of us, that they engaged in gross mismanagement, and, with respect to certain officers/director defendants, that they engaged in unjust enrichment. Plaintiff sought damages, imposition of a constructive trust, restitution and attorneys’ fees. We and the individual defendants denied the substantive allegations of the Complaint. On February 9, 2007, the parties participated in a mediation that resulted in a settlement of the lawsuit. Final documentation has not yet occurred; however, the settlement terms include payment by us of a nonmaterial amount along with certain non-monetary relief.

We have been sued by First Bankcentre (the "Bank") in the Oklahoma District Court of Tulsa County, Oklahoma Case No. CJ-2006-03621. The Petition was filed on June 7, 2006. Plaintiff claims that we must issue 500,000 shares of our common stock at a purchase price of $.01 per share pursuant to a warrant held by the Bank.

We believe the warrant is unenforceable. We have filed an Answer setting forth our defenses. Among them are that the warrant was issued without corporate authority, that the warrant violated the anti-tying restrictions of the Bank Holding Company Act and that the warrant represents a clog on our equity of redemption from the Bank under a prior loan that was repaid in full. A scheduling order has been entered in the case. Although a trial date has not been set, we anticipate trial in the spring of 2008. Written discovery has been issued to the Bank, and its responses are due November 30, 2007. We intend to vigorously defend this lawsuit.

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

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADUDDELL INDUSTRIES, INC.

November 19, 2007	By:	/s/ Tim Aduddell
Tim Aduddell, President

November 19, 2007	By:	/s/ Josh Brock
Josh Brock, Interim Chief
Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit>	Method of Filing

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith electronically
31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith electronically
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith electronically
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith electronically