Form 10-K
period 2007-12-31
ADUDDELL INDUSTRIES INC
filed 2008-05-02
CIK 928373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2007
or
☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from _______ to _________

Commission File Number: 0-24684

ADUDDELL INDUSTRIES, INC.

(Name of issuer in its charter)

Oklahoma (State of incorporation)	73-1587867 (I.R.S. Employer ID no.)

14220 S. Meridian Avenue Oklahoma City, Oklahoma (Address of Principal Executive Offices)	73173 (Zip Code)

Issuer’s telephone number, including area code: (405) 692-2300

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock (par value $0.001 per share)

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer, accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check On:)

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On June 30, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $17,528,317.

Shares of common stock outstanding as of March 1, 2008: 53,965,854

ADUDDELL INDUSTRIES, INC.

2007 ANNUAL REPORT ON FORM 10-K

Cautionary Statement Regarding Forward Looking Information

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of forward-looking terminology such as: “may”, “might”, “could”, “would”, “believe”, “expect”, “intend”, “plan”, “seek”, “anticipate”, “estimate”, “project” or “continue” or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this report on Form 10-K, including without limitation, the statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and located elsewhere herein regarding our financial position and liquidity are forward-looking statements. These forward-looking statements also include, but are not limited to:

•	our ability to expand our markets, maintain or increase profit margins and continue as a going concern;

•	actions of our competitors;

•	statements regarding our anticipated revenues, expense levels, liquidity and capital resources and projections of positive operating cash flow;

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

PART I

Item 1. Business

Introduction

Aduddell Industries, Inc. is engaged in the commercial and industrial roofing and re-roofing, specialty roofing metals, waterproofing and concrete restoration, and consulting businesses through our subsidiaries Aduddell Roofing, Inc., Aduddell Restoration and Waterproofing, Inc., and Global Specialty Group, Inc. In addition we provide pre-event planning, event management and post-event recovery services for disaster-related activities through our subsidiary Aduddell Enviro & Emergency Management Services, Inc. (“E2MS”). We provide internal corporate transportation services through our subsidiary Aduddell Financial Services, Inc. as well as marketing services through our EyeOpener Division. We were originally incorporated on March 4, 1991, in the state of Colorado. On June 7, 2006, we changed our name from Zenex International, Inc. to Aduddell Industries, Inc. and our state of incorporation from Colorado to Oklahoma.

Our revenues were historically derived from comprehensive commercial roofing services, including re-roofing, restoration and repair, new roof construction, sheet metal fabrication, waterproofing, and emergency post-event response services. In 2006, we increased our scope of services providing services to the total exterior envelope of a building through the asset purchase of Merit Construction, a concrete restoration company and expanded our roofing business to include standing seam and specialty metals. In 2006, we focused on the organic growth of these business areas, increased our marketing capability with the purchase of EyeOpener Creative Communications, LLC., and continued to execute our business plan by searching for acquisitions in key markets. On October 20, 2006, we signed a letter of intent to acquire Brent Anderson & Associates, Inc., a Minnesota based restoration, roofing and waterproofing company. This transaction closed in December 2006 adding below grade waterproofing to our service offerings. Additionally, we established Global Specialty Group (GSG), a new consulting business to capitalize on the national reputation of Brent Anderson.

Our E2MS division had a very successful 2006 in positioning itself in the emergency response market as well as leveraging our relationships to provide growth in the roofing and restoration markets and continued these efforts in 2007. We have increased the scope of our emergency response to pre-event planning through our strategic relationship with James Lee Witt, and we have negotiated a number of pre-event contracts as first responders in the event of an emergency. In one of these contracts, E2MS has been named the preferred vendor for emergency planning and response by ASFONA, the Starwood Hotels franchise owners association, and our division president, Randall Oberlag, has been named as an honorary board member of that organization. Starwood Hotels & Resorts is one of the world’s largest hotel and leisure companies.

We are licensed in all fifty states as well as Puerto Rico and the Virgin Islands and have a unique capability of offering national account management to our customers. A direct result of this capability was the contract awarded to us by U.S. Communities in July of 2006. This three year contract with renewal opportunities awarded us the sole source opportunity to provide schools, cities, states and other non-profit organizations complete roofing services under the U. S. Communities government purchasing alliance. We also offer maintenance services, which provide recurring revenues and ongoing interaction with our customers, including a new online roof asset management service. We continued our efforts to market the U.S. Communities purchasing alliance in 2007 and have begun to educate some member entities on this process. We performed the majority of our 2007 U.S. Communities work in Maryland, Ohio, Texas, Florida, and California.

Revenues from fixed-price construction and renovation contracts are generally accounted for on a percentage-of-completion basis using the cost-to-cost method. The cost-to-cost method measures the percentage completion of a contract based on total costs incurred to date compared to total estimated costs to completion. Cost of revenues consists primarily of compensation and benefits to field staff, materials, subcontracted services, parts and supplies, depreciation, fuel and other vehicle expenses and equipment rentals. Our gross profit percentage, which is gross profit expressed as a percentage of revenues, depends primarily on the relative proportions of costs related to labor and materials. On jobs in which a higher percentage of the cost of revenues consists of labor costs, we typically achieve higher gross margins than on jobs where materials represent more of the cost of revenues. Margins are also affected by the competitive bidding process and the technical difficulty of the project. New roof construction work is more likely to be competitively bid than re-roofing, restoration, and repair. Typically, re-roofing, restoration, and repair jobs are more labor intensive and have higher margins than new roof construction.

The Marketplace

To meet the needs of a changing marketplace, Aduddell Industries is committed to providing additional building envelope protection services through organic and acquisition-based growth initiatives. We believe that we are leading the industry in providing products and services that proactively meet the needs inherent in four fundamental paradigm shifts:

•	Shift from local roofing resources to large national roofing companies
•	Expansion of the use of sophisticated metal roofing systems
•	Specific needs to provide innovative ways to restore the crumbling national infrastructure
•	National change in disaster consequence management from after-the-fact recovery services to pre-disaster planning consultation services

Shift from local roofing resources to large national roofing companies:

Aduddell Roofing has strategically positioned itself as a proven national commercial roofing resource for corporations and governmental agencies that are taking advantage of an industry change from employing independent local roofers to participating in national roof asset management programs and group purchasing alliances, which provide:

•	Best value products and services
•	Complete roof analysis reports
•	Controlled facility maintenance oversight

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

We, working in a teaming relationship with Professional Services Industries, Inc., an industry-leading roof management consulting, engineering and testing firm, and W.P. Hickman Systems, a leading provider of protection products and services designed to maintain building assets, have won the exclusive national roofing services contract from USC. An additional entity, which is named HCS, was formed to serve the USC participating public agency member accounts nationally. The solicitation process for this contract took more than six months, and HCS was selected for best value over some of the largest companies in the roofing industry.

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

Specific needs to provide innovative ways to restore the crumbling national infrastructure:

The nation’s aging buildings, bridges, and highways are creating unprecedented government and private industry demand for structural repair, concrete restoration, and waterproofing. Aduddell Restoration and Waterproofing as well as Global Specialty Group’s purpose is to combine the latest technology with the best practices already in use, including repair, restoration, and waterproofing techniques and materials, and to provide the most innovative, cost effective solution to the client's restoration needs. The type of services that these subsidiaries provide are vital to America’s repairing its out-of-date, damaged infrastructure.

National change in disaster consequence management from after-the-fact recovery services to pre-disaster planning consultation:

Lessons learned from recent man made and natural disasters have created a dynamic need for professional disaster management organizations. The type of service needed is rapidly evolving from primarily being related to post-disaster recovery, to complex, comprehensive pre-disaster planning. E2MS, our emergency services subsidiary, provides comprehensive pre-event planning, event management and post event recovery services either directly or through one of our strategic alliances. It is not a question of if the next disaster will occur but when. We have responded very effectively and profitably over the last fifteen years to disaster, but with our pre-event contracts in place should achieve even greater results.

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

Re-Roofing: Re-roofing is the process of installing a new roof when an existing roofing system fails. Roofing system failure can be caused by a number of factors, including age, severe weather, poor workmanship, defective materials, improper specification of a roofing system, abuse and failure to maintain the roof through inspections. We perform re-roofing only when all repair and restoration alternatives are deemed incapable of bringing a roof back to serviceable condition, or at the specific request of a customer.

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

Services – Restoration and Waterproofing

Concrete is a primary element of practically every kind of construction. We have sought and developed the finest skills and expertise required to provide the numerous specialized concrete services, which have made us known for our workmanship and our continual drive to innovate. We are approved applicators of Carlisle, Kelmar, M Brace, Permaquik, Tremco, Sika, Sonneborn, Stellar Mark, Watson Bowman and many other repair and waterproofing products. Field technicians are completely trained and certified in all the repair and waterproofing services we provide, such as:

Epoxy Coatings

Epoxy Injection

Expansion Joints

Fiber Reinforced Polymers (FRP is often referred to as Carbon Fiber Reinforcement)

High Pressure Washing

Hot Fluid Applied Waterproofing

Penetrating Sealers

Post Tension Cable Repair (Certified by the Post Tensioning Institute: http://www.post-tensioning.org)

Grout and Sealing

Shot Blasting

Traffic Coatings

Urethane Foam Injection

Concrete repair can include basic, minor repair, chip and patch, multi-level structures, structural full depth, and reinforcement or replacement of steel beams. Waterproofing can be either above or below grade as well as vertical and horizontal. Our goal is to incorporate established techniques and technologies in conjunction with the latest advancements. We also understand that projects may require immediate response and completion or long-term monitoring and maintenance work; with this in mind, our scope of what we do is primarily to meet our clients’ needs and goals. In 2007, we expanded our footprint in the restoration and waterproofing services by starting a business unit in Tampa, Florida.

Services – Emergency Response

In 2004 and 2005, through the efforts of Oklahoma Development Group (ODG), we secured a subcontractor position to provide temporary roofing services related to damages caused by four different storm events. We partnered with Carothers Construction Inc. in the emergency response effort for the last two storms.

In 2006, we brought all services previously provided by ODG in house, and since that time, we have continued to pursue opportunities within the emergency response service categories in a proactive manner rather than a reactive manner. We have yet to capture any revenues associated with these endeavors, but we continued throughout 2007 with efforts to build relationships and poise ourselves for business opportunities in this category by focusing on trying to advance our strategic planning in this category.

Seasonal and Cyclical Nature of our Industry

The new construction industry is cyclical and is influenced by seasonal factors as construction activities are usually lower during winter months than other periods. The re-roofing and restoration businesses do not follow the new construction cycles. We attempt to increase winter productivity by concentrating our business in the southern half of the United States. Nevertheless, we expect our revenues and operating results generally to be lower in the first and fourth quarters of each year. Additionally, the industry is affected by natural disasters, such as tornadoes, hurricanes and other windstorms. Since disaster-related work requires an immediate response and is typically covered by insurance, the margins are higher than on discretionary work.

Competition

The commercial roofing industry and restoration industry is highly fragmented with many contractors competing intensely with us on a local and regional basis. In the future, we may encounter competition from new entrants on a regional or national level. We believe that purchasing decisions in this industry are based on (i) price, (ii) reputation for reliability and quality of services provided, (iii) long-term customer relationships, and (iv) the range of services provided. We believe that our strategy of becoming a leading national provider of services for the full exterior envelope of a building will enhance our competitive position. In addition, we think that our reputation for quality and performance, brought about by our unique project management approach, and most of all safety, provides us with a distinct competitive advantage. We believe that the market for our services will expand as we establish experienced sales personnel on a national basis.

Customers

In 2007, we provided commercial roofing and restoration services to more than 200 customers. No individual customer accounted for more than 10.0% of our 2007 revenues. We provide roofing and restoration services to customers having a local, regional and national presence in a broad range of businesses, including the industrial, office, retail, hospitality, government and educational industries.

Suppliers

We purchase our roofing and restoration materials and other supplies from numerous suppliers and are not dependent on any one supplier for materials. Over the last calendar year, our expenses related to materials and supplies have increased, but we have had no significant problems obtaining the supplies and materials we need without extensive delays.

Sales and Marketing

We believe that our reputation for quality and performance has enabled us to obtain recurring business through customer referrals and new business. Like most competitors, we primarily use direct sales to market our services. Although our market presence is felt nationally, we have concentrated our efforts in the past in the southern half of the United States to minimize the seasonal fluctuations typically experienced within the construction industries. With the expansion efforts that our company has engaged in over the last 18 months, we continue to expect our roofing footprint to expand dramatically. In addition, our restoration and waterproofing businesses also operate nationwide, and we continue to expect our restoration footprint to expand as well.

We supplement our sales and marketing activities through participation in industry trade shows and conferences, our Internet website, and the yellow pages in the markets we serve. We have created a new business development group of marketing, financial and business development professionals as well as a corporate accounts program, which is intended to develop and manage our relationship with customers having a regional or national presence. Our logo and identifying marks are featured on service trucks, marketing materials and advertising.

In 2006, we significantly increased marketing efforts by the purchase of EyeOpener Communications in an effort to increase revenues, profits, and shareholder value. We believe this relationship can be leveraged into additional revenues in our current markets and also create new market opportunities. EyeOpener continues to provide us with marketing support while simultaneously supporting its diverse clientele base. In 2007, EyeOpener increased the number of clients that it serves as well as assisted with the marketing of the U.S. Communities contract. EyeOpener provided HCS with an educational Website tool with which to market its product to the over 87,000 potential customers.

Personnel, Training and Safety

We have a comprehensive job training program, which provides classroom and on-the-job training programs for our personnel based on the model training program developed by the NRCA. The program provides immediate training to roof laborers in our methods, procedures and standards with an emphasis on high quality service. Our training program is also designed to ensure that all of our roofing laborers meet safety standards established by us, our insurance carriers and Federal, state and local laws and regulations. Our training and safety program has been very effective as demonstrated by our EMR rating from our insurance company. This rating monitors the frequency of accidents nationally. The national average construction EMR is 1.0 and our historic EMR is 2007, .54, 2006, .54, 2005, .58. This is almost half the national average and represents one of the best, if not the best rating in the roofing industry.

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

Employees

At February 29, 2008, we had 369 full-time employees, including 262 employees in field operations and 107 managers and administrative employees. Our field operations employees are unionized and covered under a collective bargaining agreement. Our managers and administrative employees are non-unionized. We have not experienced any labor-related work stoppages, and we consider our relations with our employees to be good.

Item 1A.  Risk Factors

Not Applicable.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Description of Property

Facilities and Vehicles

We have a corporate office as well as our roofing office located in a suburban Oklahoma City industrial area. The roofing and corporate office covers 9,380 square feet and the shop and warehouse cover 11,142 square feet. In addition, we have our North Central Roofing Division and our subsidiary Aduddell Restoration and Waterproofing, Inc. offices in St. Paul, Minnesota, in an approximately 20,000 square foot building including warehouse space. We operate our South East Roofing division from a 2,200 square foot facility in Stuart, Florida. Each of the operating facilities also have equipment storage yards and all facilities are leased. We operate a fleet of approximately 140 trucks, vans and other vehicles. We believe that our facility and vehicles are well maintained and adequate for our current operations.

Item 3.  Legal Proceedings

We have been sued by First Bankcentre (the "Bank") in the Oklahoma District Court of Tulsa County, Oklahoma Case No. CJ-2006-03621. The Petition was filed on June 7, 2006. Plaintiff claims that we must issue 500,000 shares of our common stock at a purchase price of $.01 per share pursuant to a warrant held by the Bank. We believe the warrant is unenforceable. We have filed an Answer setting forth our defenses. Among them are that the warrant was issued without corporate authority, that the warrant violated the anti-tying restrictions of the Bank Holding Company Act and that the warrant represents a clog on our equity of redemption from the Bank under a prior loan that was repaid in full. A scheduling order has been entered in the case. Although a trial date has not been set, we anticipate trial in the spring of 2008. Written discovery has been exchanged between the parties. On April 8, 2008, the parties engaged in a mediation in Tulsa, Oklahoma and, although a settlement was not reached, negotiations are continuing. If settlement discussions fail, we intend to continue vigorously defending this lawsuit.

Eric Beitchman v. Timothy Aduddell, et al., Case No. 5:05-cv-01465-HE, United States District Court for the Western District of Oklahoma. On December 19, 2005, a shareholder’s derivative action was filed, claiming that we entered into certain non-arms length transactions with certain of our officers and/or directors. Among the transactions complained of is one in which we allegedly entered into a Telecommunications Equipment and Software Upgrade Agreement with a company partially owned and controlled by one of our officers/directors. In addition, the plaintiff complained of our contracting with and making payments to Oklahoma Development Group, LLC (“ODG”) in connection with our outsourcing of emergency response services to ODG in 2005. Based on these and other allegations in the Complaint, the plaintiff claimed that the individual defendants breached their fiduciary duties to us, that they abused control of us, that they engaged in gross mismanagement, and, with respect to certain officers/director defendants, that they engaged in unjust enrichment. Plaintiff sought damages, imposition of a constructive trust, restitution and attorneys’ fees. We and the individual defendants denied the substantive allegations of the Complaint. On February 9, 2008, the parties participated in a mediation that resulted in a settlement of the lawsuit, including payment by us of $180,000 ($150,000 of which was paid from proceeds of our director and officer insurance) and certain non-monetary relief.  After publication of the proposed settlement, and after noting no shareholder objection, the Honorable Joe Heaton approved the settlement as fair and reasonable and entered final judgment.

In addition, we are, from time to time, parties to various litigation matters arising in the normal course of our business, most of which involve employment claims or claims for personal injury and property damage incurred in connection with our operations. We are not currently involved in any litigation of this nature that we believe, based on our examination of such matters, are likely to have a material adverse effect on our financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

No items were submitted to a vote of our security holders during the fourth quarter of 2007.

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

	2007		2006
Quarter Ended	Low	High	Low	High
March 31	$0.58	$0.64	$0.46	$0.97
June 30	$0.20	$0.51	$0.70	$1.95
September 30	$0.21	$0.21	$0.69	$1.47
December 31	$0.07	$0.08	$0.52	$1.08

Holders of our Common Stock

At the date of this report, we had 90 shareholders of record for our common stock. One of the shareholders of record is CEDE & CO and represents over 1,000 independent shareholders holding over 30 million shares.

Dividend Policy

Our dividend policy for holders of common stock is to retain earnings to support the expansion of operations through organic growth or by strategic acquisitions. We have not previously paid any cash dividends, and we do not intend to pay cash dividends in the near future. Any future cash dividends will depend on our future earnings, capital requirements, financial condition and other factors deemed relevant by the Board of Directors.

Equity Compensation Plan Information

	(a)	(b)	( c)
Plan Categories	Number of securities to be issued upon exercise of options	Weighted average exercise price	Number of securities remaining for future issuance
Equity compensation plans approved by Security holders
2005 Stock Incentive Plan	3,625,000	$ .76	1,375,000
Equity compensation plans not approved by security holders	-	-	-
Total	3,625,000	$ .76	1,375,000

Item 6.  Selected Financial Data

The following table sets forth selected financial and statistical data, computed as a percentage of net sales, for the years ended December 31, 2007, 2006, 2005, 2004, and 2003. The selected financial data are derived from our audited consolidated financial statements and should be read in conjunction with them and the notes thereto. The results of operations for the periods presented are not necessarily indicative of our future operations.

		Years Ended December 31,
	2007	2006	2005	2004	2003

Revenues	$47,233,614	$31,660,657	$59,227,145	$27,828,362	$19,309,814

Operating Expenses:
Cost of revenues	51,294,473	30,710,356	41,668,047	23,262,586	16,210,622
General and administrative	10,655,868	5,811,508	2,772,785	2,011,624	1,423,122
Warranty expense	221,678	130,711	138,847	110,820	89,001
	62,172,019	36,652,575	44,579,679	25,385,030	17,722,745

Operating Income (Loss)	(14,938,405)	(4,991,918)	14,647,466	2,443,332	1,587,069

Other Income (Expense):
Interest income	91,720	305,998	86,039	75,139	74,157
Gain (loss) on sale of equipment	(167,365)	28,751	7,369	3,228	(868)
Gain (loss) on investment	-	(590,321)	-	-	-
Other income (loss)	233,768	268,852	202,862	34,924	18,252
	158,123	13,280	296,270	113,291	91,541

Income (Loss) Before Provision For
Income Taxes	(14,780,282)	(4,978,638)	14,943,736	2,556,623	1,678,610

Provision (benefit) for income taxes	(4,160,914)	(2,088,000)	5,618,797	1,022,488	438,066

Net Income (Loss) Before
Discontinued Operations and
sale of Discontinued Business	(10,619,368)	(2,890,638)	9,324,939	1,534,135	1,240,544

Discontinued Operations:

Gain (loss) on forgiveness of debt
from operations, net of income taxes	-	-	-	-	1,312,777

Gain (loss) on sale of discontinued
operations, net of income taxes	-	-	-	-	(1,190,335)

Net Income (Loss)	(10,619,368)	(2,890,638)	9,324,939	1,534,135	1,362,986

Other Comprehensive Income:
Unrealized holding gain (losses)	(20,877)	4,272	14,146	1,230	2,459
Reclassification adjustment	-	-	-	-	-

Comprehensive Income (Loss)	$(10,640,245)	$(2,886,366)	$9,339,085	$1,535,365	$1,365,445

Basic Earnings (Loss) per Share	$(0.20)	$(0.06)	$0.19	$0.03	$0.03
Fully Diluted Earnings(Loss) per Share	$-	$-	$0.12	$0.02	$0.02

Earnings (Loss) per Share from
Discontinued Operations	$-	$-	$-	$-	$-

Earnings (Loss) per Share from
Continuing Operations	$(0.20)	$(0.06)	$0.19	$0.03	$0.03

Statistical Data As a Percentage of Net Sales
Cost of revenues	108%	97%	70%	84%	84%
Operating Income (Loss)	(31)%	(16)%	25%	9%	8%
General and admin.	22%	18%	5%	7%	7%
Comprehensive net income (loss)	(23)%	(9)%	16%	5%	7%

Cash Flow Data
Net cash provided by (used in)
Operating activities	$(676,716)	$(22,120,388)	$21,805,758	$3,333,887	$548,465
Net cash provided by (used in)
Investing activities	$258,880	$(9,996,151)	$(1,219,507)	$(123,875)	$(82,208)
Net cash provided by (used in)
Financing activities	$1,439,771	$9,785,788	$(756,061)	$(1,109,858)	$(678,694)

Balance Sheet Data
Total assets	$32,906,610	$33,340,732	$32,703,847	$11,048,298	$8,239,663

Total liabilities	$28,925,422	$20,164,870	$18,003,086	$5,686,622	$4,413,352

Stockholders Equity	$3,981,188	$11,657,054	$14,700,761	$5,361,676	$3,826,311

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

Our revenues were historically derived from comprehensive commercial roofing services, including re-roofing, restoration and repair, new roof construction, sheet metal fabrication, waterproofing, and emergency post-event response services. In the second quarter of 2006, we increased our focus on providing services to the total exterior shell of a building through the asset purchase of Merit Construction, a concrete restoration company and expanded our roofing business to include standing seam and specialty metals. In the third quarter of 2006 we focused on the organic growth of these business areas, increased our marketing capability with the purchase of EyeOpener Creative communications, LLC., and continued to execute our business plan by searching for acquisitions in key markets. On October 20, 2006, we signed a letter of intent to acquire Brent Anderson & Associates, Inc., a Minnesota based restoration, roofing and waterproofing company. This transaction closed in December 2006 adding below grade waterproofing to our service offerings. In May 2007, we established an additional business unit in Tampa, Florida, that is responsible for selling and finding market opportunities within the concrete restoration and waterproofing market primarily but also find business opportunities within the commercial roofing market.

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

               Management determines the proper classification of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At December 31, 2007 and 2006, all securities covered by SFAS No. 115 were designated as available-for-sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity. Any realized gains and losses on sales of investments, as determined on a specific identification basis, are included in our Consolidated Statement of Operations.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated using straight-line and accelerated methods over the estimated useful lives of the assets, which range from five to thirty-nine years.

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

Corporate Governance Matters

We continue to evaluate our corporate governance policies and procedures, and after implementing certain new policies, including the policies required as a result of our settlement of the Eric Beitchman v. Timothy Aduddell, et al. litigation , we believe they are satisfactory for a controlled company of our size. We are dedicated to further implementing sound corporate governance policies for a company within our demographics. As a growing company, we anticipate that our corporate governance policies and procedures will soon be enhanced due to our being subject to (i) the requirements of Regulation S-K rather than Regulation S-B, (ii) the corporate governance requirements of a national securities exchange or a Nasdaq market, if we become listed thereon, and (iii) the disclosure obligations under the SEC’s proposed executive compensation and related party disclosure rules (Release No. 33-8655). We are sensitive to our status as a controlled entity, our related-party transactions with ODG and Tim Aduddell, and our stockholders’ desires for enhanced, cost-effective corporate governance policies and procedures. With the assistance of securities counsel, we will continue to consider enhancements of our corporate governance polices as we grow and our stock is hopefully listed on a national securities exchange or Nasdaq market.

Results of Operations

Comparison of 2007 and 2006

Revenues. Revenues increased from $31,660,657 for the year ended December 31, 2006, to $47,233,614 for the year ended December 31, 2007. Our revenues primarily increased as a result of the acquisition-related revenue associated with Brent Anderson & Associates combined with the efforts of those formerly associated with Merit Construction, Inc. Revenues derived from the results of our acquisitions exceeded $20,000,000.

Operating Expenses. Operating expenses for the year ended December 31, 2006, were $36,652,575, or 116% of revenue, compared to $62,172,019, or 132% of revenue, for the year ended December 31, 2007. Operating expenses for the year ended December 31, 2007, as a percentage of revenue were affected by expenditures for national account marketing, acquisition pursuit and execution as well as expanded support structure. In the third and fourth quarters of 2007, we worked to reduce our overhead expenses by reducing support staff, relocating our corporate headquarters in OKC to the local Aduddell Roofing location, and selling the airplane that we formerly had thereby eliminating higher travel costs, insurance costs, and regular maintenance costs.

Income(Loss) before Provision for Income Taxes. Operating loss before taxes for the year ended December 31, 2006, was $4,978,638 compared to a loss of $14,780,282 for the year ended December 31, 2007. The decrease in our 2007 operating income was attributable to higher interests costs on the order of almost a difference of $1,000,000 as a result of advancing on our line of credit to finance our growth and provide working capital for our existing lines of business, higher selling, general, and administrative costs associated with increases in personnel, higher travel costs associated with traveling to multiple locations as well as the increase in fuel costs, and poorer sales results than anticipated.

Net Income. The net loss for the year ended December 31, 2006, was $2,886,366, compared to a net loss of $10,640,245 for the year ended December 31, 2007. These results were influenced by the factors identified above under Revenues, Operating Expenses, and Income (Loss) before Provision for Income Taxes.

Comparison of 2006 and 2005

Revenues. Revenues increased from $59,227,145 for the year ended December 31, 2005, to $31,660,657 for the year ended December 31, 2006. Our revenues were significantly affected by the absence of natural disaster related work such as tornados, hurricanes and other windstorms. Revenues for 2006 included a 46.9% organic growth in our roofing business as well as $6,303,155 of revenue in our new business line, restoration services.

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

Off-Balance Sheet Arrangements

We have operating leases and guaranties that are not accrued on the balance sheet. The payments due under these leases are disclosed in a contingent loan guaranty in footnote 16 of our consolidated financial statements. Other than the lease and note guaranty, we have no contractual commitments that do not appear on the balance sheet as of December 31, 2007.

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

Commitments and Contingencies

In regard to the sale of assets and liquidation of Zenex Communications in 2002, we are a guarantor on notes with an outstanding balance of $ 151,103 at December 31, 2007, with approximately $6,353 in monthly principal and interest payments. The purchaser is currently in default on the required payment obligations.

We warrant our work in the normal course of business. In management's opinion, there were no outstanding claims which would have a material effect on our operations or financial position.

Information regarding our legal proceedings are discussed earlier in this document under, “Item 3.  Legal Proceedings.”

Liquidity and Capital Resources

Year Ended December 31, 2007

Total assets decreased from $33,340,732 to $32,906,610, liabilities increased from $21,683,678 to $28,925,422 and shareholders’ equity decreased from $11,657,054 to $3,981,188 from December 31, 2006, to December 31, 2007. The decrease in assets comes from a lower income tax receivable and fixed assets and intangibles with more cash and trade receivables. The increase in liabilities results primarily from an increase in our draw on the line of credit as well as earn out provisions on our acquisition.

For the year ended December 31, 2007, net cash used by operating activities was ($676,716) compared to ($22,120,388) for the year ended December 31, 2006. Net cash provided by investing activities during this period was $258,880 compared to $9,996,151 used by investing activities for the year ended December 31, 2006. Net cash provided by financing activities during this period was $1,439,711 compared to net cash provided of $9,785,788 from financing activities for the year ended December 31, 2006. At December 31, 2007, we had working capital of ($9,628,097) compared to working capital at December 31, 2006, of ($865,202). The decrease in working capital resulted from our growth and the integration of our acquisitions while also operating at a loss.

We have a $10,000,000 revolving line of credit. The line bears interest at 3.375% over LIBOR (currently 8.61%) and is secured by all accounts, property and equipment. The line matured on December 15, 2007, and we are presently operating under a temporary forbearance agreement through August 15, 2008. The outstanding advances at December 31, 2007, and the outstanding advance at December 31, 2006, were $9,151,283 and $9,407,272 respectively.

At December 31, 2007, we had $1,199,527 of long-term debt as compared to $1,518,808 of long-term debt at December 31, 2006.

Adequacy of Current Liquidity

We presently meet all of our funding needs for ongoing operations with internally generated cash flows from operations, existing cash and short-term investment balances and additional privately placed term debt or equity. We are unable to draw on our existing line of credit at the present time and are presently operating under a temporary forbearance agreement through August 15, 2008. We continue to actively pursue alternative financing plans to meet our requirements that include, but are not limited to, additional equity sales or debt financing under appropriate market conditions, allegiances or partnership agreements, or other business transactions which could generate adequate working capital. However, there is no guarantee that we will receive sufficient funding in the near future to either (i) sustain operations and implement any future business plans, or (ii) have sufficient funds to pay off our line of credit when our forbearance agreement terminates on August 15, 2008. If we cannot timely find alternative sources of financing, we may be forced to seek protection under Federal bankruptcy laws.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2007 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years

Operating leases	$205,370	$42,810	$121,920	$40,640	N/A

Total	$205,370	$42,810	$121,920	$40,640

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

At December 31, 2007, we had $9.15 million drawn on our revolving line of credit. Interest on the revolving line of credit is variable and is equal to LIBOR plus 3.375%. Amounts drawn of the revolving line of credit are the only variable rate debt we have outstanding. A one-percentage point change in the interest rate for our revolving line of credit would change our cash interest payments on an annual basis by approximately $91,500.

Item 8. Financial Statements

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

As of December 31, 2007, management, including the chief executive officer and chief financial officer, conducted an evaluation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded the disclosure controls and procedures currently in place were effective. On March 21, 2008, however, our Interim chief financial officer resigned, creating a material weakness in our disclosure controls and procedures and resulting in an untimely filing of this report with the SEC. Management is attempting to correct this material weakness by engaging a new chief financial officer. Until a new chief financial officer is engaged, Tim Aduddell is acting as interim chief financial officer.

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our controls are designed to provide reasonable assurance that our assets are protected from unauthorized use and that transactions are executed in accordance with established authorizations and properly recorded. In 2007, we engaged a consultant to assist us in the review and enhancement of our internal controls. The engagement was to ensure our internal controls were supported by written policies and complemented by competent and qualified external resources, which would be used to assist in testing the operating effectiveness of our internal control over financial reporting. Because of our liquidity issues in late 2007, the engagement, and thus the full review and enhancement of our internal controls, was not completed. Through the limited review and enhancement procedures that were undertaken, however, our management concluded that the design and operations of our internal controls over financial reporting at December 31, 2007 were effective and provided reasonable assurance that the books and records accurately reflected the transactions of the Company.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

With the exception of Tim Aduddell acting as both interim chief financial officer and chief executive officer. there have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the chief executive officer and chief financial officer completed their evaluation. This report is only signed by Tim Aduddell, as the chief financial officer of the Company in 2007, Josh Brock, has resigned his position with the Company.

This report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors is currently composed of five (5) persons. The term of each director is one-year ending at the 2008 Annual Meeting or until he resigns or is succeeded by another qualified director who has been elected. The following is a list of the current members of our Board of Directors and our executive officers, including each person’s age, the year he became a director of the Company and his current position with the Company:

Name	Age	Director Since	Position
Timothy Aduddell	53	2002	Chairman of the Board, President, Chief Executive Officer and Interim Chief Financial Officer
Doug Bruns	48	N/A	Chief Operating Officer
David Aduddell	44	2005	Director
Jerry Whitlock	56	2005	Director
Thomas Parrish	58	2005	Director
Ron Carte	65	2002	Director

The following presents a brief biographical description of each current member of the Board of Directors and our executive officers:

Timothy Aduddell

Timothy Aduddell has served as our Chairman since November 2006. Mr. Aduddell is the founder and Chairman of Aduddell Roofing & Sheet Metal, Inc. (“Aduddell Roofing”), a nationwide commercial roofing contractor and was the sole owner of Aduddell Roofing until we acquired it in October 2002. On January 3, 2005, Mr. Aduddell became President of Aduddell Roofing. Prior to Mr. Aduddell resuming the role of President of Aduddell Roofing in 2005, he performed various sales and public relations services for Aduddell Roofing and served as its Chairman. Mr. Aduddell is presently serving as President, Chief Executive Officer, and Interim Chief Financial Officer.

 Doug Bruns

Mr. Bruns currently serves as our Chief Operating Officer. Mr. Bruns has served as the president of our restoration division since the purchase of his company, Merit Construction, in April 2006. Mr. Bruns has spent over twenty years in the concrete restoration business and is widely recognized in that field. He has been primarily responsible for the integration of our largest acquisition, Brent Anderson & Associates, Inc.

David Aduddell

David Aduddell has served on the board of directors since 2005. In 2002, Mr. Aduddell founded and was Managing Partner of Oklahoma Development Group, LLC, where his solid background in corporate planning, marketing and business development built one of Oklahoma’s fastest growing private companies. Mr. Aduddell has a strong sense of commitment to community and charitable causes and currently serves on the Board of Directors and is actively involved in several Non-Profit Organizations.

Jerry Whitlock

Mr. Whitlock is the Chairman and owner of Whitlock Packaging Corp., the United States’ largest non-carbonated beverage packaging and distribution company, and has served in such capacities since 1980. He is also the Chairman and owner of Universal Promotion Services, LLC and serves on the Board of Directors of Strategic Food & Beverages, Inc.

Thomas Parrish

Mr. Parrish has been the President of Parrish Interests, a real estate and investment firm, since 1999. Prior to that, from 1985 to 1999, he was the President and Chief Executive Officer of Southwestern Bank & Trust Company, and from 1979 to 1985, he was the President of Exchange National Bank. Mr. Parrish has more than twenty years experience in commercial/consumer banking and real estate development industries. Mr. Parrish serves on the Board of Directors and the Audit Committee of Aquis Communications Group, Inc. and First National Bank of Oklahoma.

Ron Carte

Ron Carte, our former President and Chief Executive Officer, became a director in March 2002. In November of 2006, Mr. Carte resigned as our President and Chief Executive Officer but has remained a member of our Board of Directors. He has extensive experience in the banking industry. Mr. Carte was a founder and Chairman of Edmond Bank and Trust, Edmond, Oklahoma, from September 1999 to April 2002. From 1997 to 2002, he was President and CEO of Milestone Construction, a commercial general contractor. From 1993 to 1997, Mr. Carte was a Regional Vice President of Liberty Bank with supervisory responsibility over four branches in the Edmond, Oklahoma area. From 1982 to 1993, he was the President and CEO of First Oklahoma Bank and Trust, Oklahoma City, Oklahoma. He has also been very active in civic and community affairs having served as City Treasurer for the City of Edmond, and served as President of the Edmond Board of Education.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the best of our knowledge, there were no late filings in 2007.

Code of Ethics

We have adopted a Code of Ethics that applies to our directors and executive officers, including our Chief Executive Officer, Chief Financial Officer, and Controller. A copy of the Code of Ethics is filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 and is available on our web site at www.aduddell.com.

Audit Committee

The Board of directors maintains an Audit Committee which is composed of two members; Messrs. Parrish (Chairman) and Carte. Mr. Parrish qualifies as “independent” and “financially literate”, as defined under the Nasdaq Stock Market listing standards and as an “audit committee financial expert”, as defined under SEC regulations.

Item 11. Executive Compensation

The following table sets forth the total compensation for the years ending December 31, 2007 and 2006 paid to our “Named Executive Officers.” Our Named Executive Officers include (i) our current principal executive officer and principal financial officer, (ii) our chief operating officer, (iii) our former president and chief executive officer, (iv) two former chief financial officers, and (v) our form Director of Corporate Development, who would have been one of our three most highly compensated executive officers as of December 31, 2007 if he remained employed by us.

SUMMARY COMPENSATION TABLE

					Option	All Other
					Awards	Compensation	Total
Name & Principal Position	Year	Salary ($)	Bonus ($)		($)(1)	($) (2)	($)
Tim Aduddell, President,	2007	325,438	—		—	3,250	328,688
Chief Executive Officer	2006	210,523	—		—	8,417	218,940

Doug Bruns, Chief Operating Officer	2007	175,232	—		—	808	176,040
	2006	127,940	50,000	(3)	—	—	177,940

Josh Brock,	2007	87,843	—		1,333	1,473	90,649
Former Interim Chief Financial Officer(4)	2006	—	—		—	—	—

David Aduddell, Former Vice Chairman and Director of Corporate Development (5)	2007	109,700	—		15,408	3,720	128,828
	2006	112,530	—		31,141	—	143,671

Reggie Cook, Former Chief Financial Officer (6)	2007	113,760	—		85,610	3,850	230,220
	2006	110,489	—		10,987	—	121,476

Stan Genega, Former President and Chief Executive Officer (7)	2007	187,004	—		—	—	187.004
	2006	31,045	—		63,690	127,611	218,346

(1)

The amounts in the “Option Awards” column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2007 and 2006, respectively, in accordance with FAS 123(R) of awards pursuant to the 2005 Stock Incentive Plan. These amounts include awards that were made prior to 2006 or 2007 that vested in 2006 or 2007. These amounts reflect our accounting expense recognized in 2006 and 2007 for these awards including the impact of estimated forfeitures, which is excluded from recognition in the financial statements, and do not correspond to the actual value that will be recognized by the named executive officers. The stock options held by David Aduddell and Stan Genega were cancelled in 2007. The vesting of the stock options held by Reggie Cook was accelerated upon his resignation pursuant to an agreement between us and Mr. Cook.

(2)	The following table shows the components of “All Other Compensation” in the previous table.

		401(k) Plan
		Employer	Consulting	Director
		Match	Fees	Fees	Total
Name	Year	($)	($)	($)	($)
Tim Aduddell	2007	3,250	—	—	3,250
	2006	8,417	—	—	8,417
Doug Bruns	2007	808	—	—	808
	2006	—	—	—	—
Josh Brock	2007	1,473	—	—	1,473
	2006	—	—	—	—
David Aduddell	2007	3,720	—	—	3,720
	2006	—	—	—	—
Reggie Cook	2007	3,850	—	—	3,850
	2006	—	—	—	—
Stan Genega	2007	—	—	—	—
	2006	—	123,611	4,000	127,611

(3)	Mr. Bruns was granted a bonus in the discretion of our Chief Executive Officer, which was approved by the Board, in recognition of outstanding performance during the 2006 fiscal year.

(4)	Mr. Brock was hired by us in 2007 and was appointed as our Interim Chief Financial Officer effective September 5, 2007. Mr. Brock resigned as Interim Chief Financial Officer effective March 21, 2008.

(5)	Mr. David Aduddell resigned from his position of Director of Corporate Development effective June 1, 2007.

(6)	Mr. Cook resigned from his position as our Chief Financial Officer effective September 5, 2007.

(7)	Mr. Genega was appointed our President and Chief Executive Officer in November, 2006 and resigned from that position effective September 5, 2007.

Employment Agreement

Aduddell Roofing is a party to an employment agreement with Doug Bruns dated April 1, 2006. None of our other Named Executive Officers have employment agreements. Mr. Bruns’ employment agreement has a term of three years and provides that Mr. Bruns will serve as the President of the Waterproofing and Concrete Restoration Division of Aduddell Roofing. The employment agreement provides that Mr. Bruns’ base salary will be $175,000 per year subject to increase (but not decrease) at the discretion of Aduddell Roofing. Additionally, the employment agreement provides that Mr. Bruns’ will be paid an annual bonus equal to 10% of the EBIT (earnings before interest and taxes) of the Waterproofing and Concrete Restoration Division of Aduddell Roofing up to a maximum of $500,000, based on continued annual revenue growth within the division.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2007

Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	(#)	(#)	Price	Expiration
Name	Exercisable	Unexercisable	($)	Date (1)

Reggie Cook	0	250,000	$.49	1/1/2016

(1)  Mr. Cook’s options became fully vested upon his resignation on September 5, 2007 pursuant to an agreement between us and Mr. Cook.

Potential Payments Upon Termination or Changes in Control

We do not have employment or severance agreements with our Named Executive Officers other than Mr. Bruns. Upon a change in control, our Named Executive Officer will become 100% vested in their outstanding unvested awards under our 2005 Stock Incentive Plan. At December 31, 2007, none of the options were in-the-money and, as a result, no value would have been realized by the Named Executive Officers assuming a change in control occurred on that date.

Director Compensation

We did not pay any compensation to our non-management directors for the year ended December 31, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain Beneficial Owners

To the best of our knowledge, no person beneficially owned more than 5% of our common stock at the close of business on March 31, 2008, except for Timothy and David Aduddell (see Director and Executive Officer Ownership Table below) and except as set forth below:

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class

Oklahoma Development Group, LLC	5,728,509	6.9%
2575 Kelley Pointe Parkway Edmond, OK 73013

Directors and Executive Officers

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2008, by (i) each of our directors, (ii) each of our Named Executive Officers, and (iii) all directors and executive officers as a group. Unless indicated otherwise, each person has sole voting and dispositive power with respect to such shares. The number of shares of common stock outstanding for each listed person includes any shares the individual has the right to acquire within 60 days after March 31, 2008. For purposes of calculating each person’s or group’s percentage ownership, stock options exercisable within 60 days are included for that person or group, but not for the stock ownership of any other person or group. We have not included beneficial ownership information regarding Josh Brock, Reggie Cook or Stan Genega, three former employees who are deemed to be our Named Executive Officers under SEC rules and regulations for purposes of this report. Because these former officers no longer have reporting requirements with respect to their ownership of our common stock, we do not have current information regarding their ownership.

	Number of Shares
Name	Beneficially Owned	Percent of Class

Timothy Aduddell (1) (2)	51,958,884	62.9%

David Aduddell (3)	5,625,255	10.4%

Doug Bruns (4)	250,000	*

Ron Carte	84,000	*

Thomas Parrish	1,000	*

Jerry Whitlock	2,630,779	4.8%

All directors and executive officers as a group (6 persons)	60,549,918	67.9%

*	Less than one percent.

(1)

Mr. Timothy Aduddell’s share totals include presently exercisable options covering 28,528,818 shares, exercisable at $.04 per share, which he acquired in our acquisition of Aduddell Roofing. See “Certain Relationships and Related Party Transactions”.

(2)

Mr. Timothy Aduddell owns 50% of Oklahoma Development Group, LLC and, as such, is deemed to have beneficial ownership of designated shares in his partnership account. 2,364,254 of the shares owned by ODG, LLC are included in Timothy Aduddell’s total beneficial ownership in the table above.

(3)

Mr. David Aduddell owns 50% of Oklahoma Development Group, LLC and, as such, is deemed to have beneficial ownership of designated shares in his partnership account. 3,364,255 of the shares owned by ODG, LLC are included in David Aduddell’s total beneficial ownership in the table above.

(4)	Includes 250,000 shares Mr. Bruns acquired through the asset purchase of his company Merit Construction.

Item 13. Certain Relationships and Related Transactions and Director Independence

We lease Aduddell Roofing’s office, warehouse and yard facilities from Aduddell Holdings, Inc., a corporation wholly owned by Tim Aduddell. The lease agreement is for one year and expires on September 30, 2008, with monthly rentals of $16,250. We are responsible for all taxes, insurance, maintenance and utilities on the leased premises. Rental expense under this lease amounted to $195,000 for each of the years ended December 31, 2007, 2006 and 2005, respectively.

We leased Aduddell Restoration and Waterproofing’s office, warehouse, and yard facilities in Minnesota from BDA Development, LLP, an entity owned by Brent Anderson who is our employee. The lease is on a month-to-month basis with monthly rentals of $29,442. Rental expense under this lease amounted to $353,310 for the year ended December 31, 2007. We have since relocated Aduddell Restoration and Waterproofing’s office, warehouse, and yard facilities.

We have an unwritten policy that all future related party transactions must be approved by a majority of disinterested directors. Our policy concerning related party transactions applies to all transactions between us or our subsidiaries and our employees, directors or 5% shareholders, when reviewing related party transactions, we look at

(i) whether the proposed transaction is on the same terms and conditions that we could obtain in an arms-length transaction; and

(ii) whether the transaction is fair to us.

Item 14. Principal Accounting Fees and Services

FEES PAID TO INDEPENDENT AUDITORS

During 2007 and 2006, the Audit Committee pre-approved all audit and non-audit services to be rendered to us by Sutton Robinson as well as the fees associated with such services.

The following table sets forth the aggregate fees and costs paid to Sutton Robinson during the last two fiscal years for professional services rendered to us:

	Years Ended December 31,
	2007	2006
Audit Fees (1)	$79,248	$60,489
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

(1)

Includes fees billed by Sutton Robinson for the 2007 and 2007 annual audits, the review of our quarterly financial statements for fiscal years 2007 and 2006 and accounting consultations and services that are normally provided in connection with statutory and regulatory filings or engagements.

PART IV

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

3.3

Amendment to the Articles of Incorporation of Lone Wolf Energy, Inc. changing the name to Zenex Telecom, Inc. effective November 29, 2001 (filed as exhibit to our Form 8-K filed on November 28, 2001 and incorporated by reference herein)

3.4

Amendment to the Articles of Incorporation changing Zenex Telecom, Inc. to Zenex International, Inc. effective August 6, 2002 (filed as exhibit to our Form 8-K filed on August 15, 2002 and incorporated by reference herein)

10.1

Service Agreement dated February 9, 2005 between Zenex International, Inc. and Oklahoma Development Group, LLC (filedaas an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated by reference herein)

14	Code of Ethics for Principal Executive and Senior Financial Officers (filed as exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated by reference herein)

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Auditors

31.1	Rule 13a-14 Certification of Chief Executive Officer and Interim Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Interim Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aduddell Industries, Inc.

Date: April 30, 2008	By:	/s/ Tim Aduddell
Tim Aduddell
President, Chief Executive Officer and
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Tim Aduddell	Director	April 30, 2008

/s/ David Aduddell	Director	April 30, 2008

/s/ Ron Carte	Director	April 30, 2008

/s/ Thomas Parrish	Director	April 30, 2008

/s/ Jerry Whitlock	Director	April 30, 2008

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing

2.1	Agreement and Plan of Split-off and Merger, dated as of September 27, 2002, by and among Zenex International, its subsidiary and Aduddell Roofing	Incorporated by reference

3.1	Amended and Restated Articles of Incorporation of Zenex	Incorporated by reference

3.2	Amended and Restated Bylaws of Zenex	Incorporated by reference

3.3	Amendment to the Articles of Incorporation of Lone Wolf Energy, Inc. changing the name to Zenex Telecom, Inc. effective November 29, 2001	Incorporated by reference

3.4	Amendment to the Articles of Incorporation changing Zenex Telecom, Inc. to Zenex International, Inc. effective August 6, 2002	Incorporated by reference

10.1	Service Agreement dated February 9, 2005 between Zenex International, Inc. and Oklahoma Development Group, LLC	Incorporated by reference

14	Code of Ethics for Principal Executive and Senior Financial Officers	Incorporated by reference

21.1	Subsidiaries of Registrant	Filed herewith electronically

23.1	Consent of Independent Auditors	Filed herewith electronically

31.1	Rule 13a-14 Certification of Chief Executive Officer and Interim Chief Financial Officer	Filed herewith electronically

32.1	Section 1350 Certification of Chief Executive Officer and Interim Chief Financial Officer	Filed herewith electronically

Aduddell Industries, Inc.

Consolidated Financial Statements

And

Report of Independent Registered Public Accounting Firm

Years Ended December 31, 2007, 2006 and 2005

Aduddell Industries, Inc.

Table of Contents

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements
Consolidated Balance Sheets
as of December 31, 2007 and 2006	F-3

Consolidated Statements of Operations and Comprehensive Income
for the years ended December 31, 2007, 2006 and 2005	F-5

Consolidated Statements of Stockholders’ Equity
for the years ended December 31, 2007, 2006, and 2005	F-6

Consolidated Statements of Cash Flows
for the years ended December 31, 2007, 2006 and 2005	F-7

Notes to Consolidated Financial Statements	F-9

[Logo]

SUTTON

ROBINSON

FREEMAN

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Aduddell Industries, Inc.

Oklahoma City, Oklahoma

We have audited the accompanying consolidated balance sheets of Aduddell Industries, Inc. (an Oklahoma corporation) as of December 31, 2007 and 2006, and the related statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aduddell Industries, Inc. as of December 31, 2007 and 2006, and the consolidated results of its operations, changes in stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2007 in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations, and the Company is in default under its bank line of credit and is operating under a temporary forbearance agreement. These circumstances create substantial doubt about the Company’s ability to continue as a going concern and are discussed in Note 2. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not contain any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We were not engaged to examine management’s assertion about the effectiveness of Aduddell Industries, Inc. internal controls over financial reporting as of December 31, 2007 included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

Sutton Robinson Freeman & Co., P.C.

Certified Public Accountants

Tulsa, Oklahoma

April 10, 2008

ADUDDELL INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

	2007	2006

Assets

Current Assets
Cash	$1,021,935	$-
Accounts and contracts receivable, net of allowance
for doubtful accounts	14,160,546	13,662,030
Costs and estimated earnings in excess of
billings on uncompleted contracts	2,190,585	2,298,191
Inventory	274,880	472,588
Prepaid expenses	48,952	268,108
Income tax receivable	376,469	2,254,469
Related party receivable	-	60,088
Deposits	3,490	252,710
Employee and other receivables, net of
allowance for doubtful accounts	20,941	31,484
	18,097,798	19,299,668

Non-Current Related Party Receivable	-	-

Property and Equipment
Land	130,289	-
Field and shop equipment	4,404,164	4,023,879
Office furniture and equipment	994,165	1,263,131
Transportation equipment	2,798,677	3,931,118
Leasehold improvements	221,136	203,896
	8,548,431	9,422,024
Less: accumulated depreciation	(2,809,255)	(1,584,170)
	5,739,176	7,837,854

Other
Investments	3,280	25,156
Intangible asset (customer lists), net	4,839,442	6,112,054
Deferred tax asset	4,226,914	66,000
	9,069,636	6,203,210

	$32,906,610	$33,340,732

The accompanying notes are an integral part of these financial statements.

ADUDDELL INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

	2007	2006

Liabilities and Shareholders' Equity

Current Liabilities
Current portion of long-term debt	$280,936	$214,343
Current portion of acquisition payable	162,166	816,667
Advances on line of credit	9,151,283	9,407,272
Overdraft	-	732,778
Accounts and subcontract payables	14,249,509	7,122,863
Other accrued liabilities	936,447	812,779
Billings in excess of costs and estimated
earnings on uncompleted contracts	2,945,554	1,058,168
	27,725,895	20,164,870

Long-Term Debt (Net of Current Portion)	382,860	539,975

Long-Term Acquisition Payable (Net of Current Portion)	816,667	978,833

Shareholders' Equity
Preferred stock ($0.001 par value, 20,000,000
shares authorized, 20,000 shares issued and
outstanding at December 31, 2007)	20	-
Common stock ($0.001 par value, 100,000,000
shares authorized, 53,965,854 and 52,799,191
shares issued and outstanding at December 31,
2007 and 2006)	53,966	52,799
Paid-in capital	7,662,422	4,699,230
Unrealized gain (loss) on available-for-sale securities	(20,174)	703
Retained earnings (deficit)	(3,715,046)	6,904,322
	3,981,188	11,657,054

	$32,906,610	$33,340,732

The accompanying notes are an integral part of these financial statements.

ADUDDELL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2007	2006	2005

Revenues
Contract revenue	$46,496,420	$31,356,079	$59,227,145
Material sales	737,194	304,578	-
	47,233,614	31,660,657	59,227,145

Operating Expenses
Cost of sales	51,294,473	30,710,356	41,668,047
Selling, general and administrative	10,655,868	5,811,508	2,772,785
Warranty expense	221,678	130,711	138,847
	62,172,019	36,652,575	44,579,679

Operating Income (Loss)	(14,938,405)	(4,991,918)	14,647,466

Other Income (Expense)
Interest and dividend income	91,720	305,998	86,039
Gain on sale of equipment	(167,365)	28,751	12,369
Gain(loss) on investments	-	(590,321)	-
Other income	233,768	268,852	197,862
	158,123	13,280	296,270

Net Income (Loss) from Operations
Before Income Taxes	(14,780,282)	(4,978,638)	14,943,736

Provision (Benefit) for income taxes:
Current	(5,765,000)	(1,878,000)	5,439,797
Deferred	1,604,086	(210,000)	179,000
	(4,160,914)	(2,088,000)	5,618,797

Net Income (Loss)	(10,619,368)	(2,890,638)	9,324,939

Other Comprehensive Income
Unrealized holding gains	(20,877)	4,272	14,146
Reclassification adjustment	-	-	-

Comprehensive Income	$(10,640,245)	$(2,886,366)	$9,339,085

Basic Net Income (Loss) per
Common Share	$-	$-	$0.19
Diluted Net Income (Loss) per
Common Share	$-	$-	$0.12
Weighted Average Common
Shares Basic	53,965,854	50,258,549	48,737,921
Weighted Average Common
Shares Assuming Dilution	82,494,672	79,437,367	80,737,921

The accompanying notes are an integral part of these financial statements.

ADUDDELL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2007, 2006 and 2005

							Unrealized
	Shares of	Par Value	Shares of	Par Value	Additional		Holding	Total
	Common	Common	Preferred	Preferred	Paid in	Retained	Gains	Stockholders'
	Stock	Stock	Stock	Stock	Capital	Earnings	(Losses)	Equity

Balance at December 31, 2004	48,737,921	$48,738	-	$-	$4,860,632	$470,021	$(17,715)	$5,361,676
Unrealized holding gain	-	-	-	-	-	-	14,146	14,146
Net income	-	-	-	-	-	9,324,939	-	9,324,939

Balance at December 31, 2005	48,737,921	48,738	-	-	4,860,632	9,794,960	(3,569)	14,700,761
Exercise of stock options	1,686,270	1,686	-	-	166,940	-	-	168,626
Common stock issued for acquisitions:
Merritt Construction	250,000	250	-	-	204,750	-	-	205,000
Brent Anderson	2,000,000	2,000	-	-	1,398,000	-	-	1,400,000
EyeOpener	125,000	125	-	-	83,625	-	-	83,750
Cancellation of options for repayment of debt	-	-	-	-	(1,841,920)	-	-	(1,841,920)
Cancellation of options for repayment of debt	-	-	-	-	(172,797)	-	-	(172,797)
Unrealized holding gain	-	-	-	-	-	-	4,272	4,272
Net income (loss)	-	-	-	-	-	(2,890,638)	-	(2,890,638)

Balance at December 31, 2006	52,799,191	52,799	-	-	4,699,230	6,904,322	703	11,657,054
Preferred stock issued	-	-	20,000	20	1,999,980	-	-	2,000,000
Preferred stock dividends	-	-	-	-	(67,278)	-	-	(67,278)
Common stock issued for Brent Anderson acquisition	1,166,663	1,167	-	-	815,500	-	-	816,667
Fair value of share-based compensaton	-	-	-	-	214,990	-	-	214,990
Unrealized holding gain (loss)	-	-	-	-	-	-	(20,877)	(20,877)
Net income (loss)	-	-	-	-	-	(10,619,368)	-	(10,619,368)
Balance at December 31, 2007	53,965,854	$53,966	20,000	$20	$7,662,422	$(3,715,046)	$(20,174)	$3,981,188

The accompanying notes are an integral part of these financial statements.

ADUDDELL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

	2007	2006	2005

Cash Flows from Operating Activities

Net income (loss)	$(10,619,368)	$(2,890,638)	$9,324,939

Reconciliation of net income to net cash
provided by operating activities:

Depreciation and amortization	2,941,484	931,261	220,691
Issuance of debt for interest expense	-	-	6,000
Provision for bad debt write-off (recovery)	325,000	(48,186)	(270,710)
Gain (loss) on sale of property and equipment	167,365	(28,751)	(12,369)
Loss on sale investments	-	590,321	-
(Increase) Decrease from changes in:
Accounts receivable	(823,516)	(9,171,746)	451,957
Costs and estimated earnings in excess of
billings on uncompleted contracts	107,606	(139,220)	(795,466)
Inventory	197,708	(472,588)	-
Income tax receivable	1,878,000	(2,254,469)	-
Related party receivable	60,088	(100,875)	(70,793)
Deposits	399,220	(252,710)	-
Deferred tax asset	(4,160,914)	(66,000)	-
Prepaid expenses	219,156	(99,269)	(58,845)
Employee and other receivables	11,542	(15,285)	38,828
Intangible asset (customer list)	-	(392,537)	-
Increase (Decrease) from changes in:
Overdraft	(732,778)	732,778	-
Accounts payable	7,126,646	(4,431,191)	7,889,814
Other accrued Liabilities	338,659	521,438	(207,087)
Income tax payable	-	(5,349,105)	5,237,103
Billings in excess of costs and estimated
earnings on uncompleted contracts	1,887,386	960,384	(127,304)
Deferred income taxes	-	(144,000)	179,000

Net adjustments to net income (loss)	9,942,652	(19,229,750)	12,480,819

Net cash provided (used) operating activities	(676,716)	(22,120,388)	21,805,758

The accompanying notes are an integral part of these financial statements.

ADUDDELL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

	2007	2006	2005

Cash Flows from Investing Activities
Purchase of investments	-	(188,096)	(403,225)
Purchase of Brent Anderson & Associates	-	(6,026,915)	-
Proceeds from sale of property and equipment	833,057	37,851	88,295
Purchase of property and equipment	(574,177)	(3,818,991)	(904,577)

Net cash provided(used) by investing activities	258,880	(9,996,151)	(1,219,507)

Cash Flows from Financing Activities
Proceeds from the issuance of stock	2,000,000	168,626	-
Preferred dividends paid	(67,278)	-	-
Net change in line of credit	(255,989)	9,407,272	-
Proceeds from long-term debt	-	538,640	-
Retirement of long-term debt	(236,962)	(328,750)	(756,061)

Net cash provide(used) by financing activities	1,439,771	9,785,788	(756,061)

Net Increase in Cash (Decrease)	1,021,935	(22,330,751)	19,830,190

Cash at Beginning of Period	-	22,330,751	2,500,561

Cash at End of Period	$1,021,935	$-	$22,330,751

Supplemental Disclosure of Cash Flow
Information

Cash paid for:
Interest	$1,006,959	$134,511	$142,950
Income taxes	-	5,309,034	84,692

Supplemental Schedule of Non-Cash
Investing and Financing Activities

Fixed asset additions	$146,440	$249,039	$130,000
Liabilities assumed or incurred	$146,440	$249,039	$130,000

Acquisition of Brent Anderson & Associates	$-	$1,795,500	$130,000
Liabilities assumed or incurred	$-	$1,795,500	$130,000

Common stock issued for Acquisitions	$816,667	$1,688,750	$-

The accompanying notes are an integral part of these financial statements.

ADUDDELL INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

Aduddell Industries, Inc. (the “Company”) is engaged in the commercial and industrial roofing and re-roofing, specialty-roofing metals, waterproofing and concrete restoration and consulting businesses through our subsidiaries, Aduddell Roofing, Inc., Aduddell Restoration and Waterproofing, Inc., and Global Specialty Group, Inc. In addition we provide pre-event planning, event management and post-event recovery services for disaster related activities through our subsidiary, Aduddell Enviro & Emergency Management Services, Inc (“E2MS”). We provide internal corporate transportation services through our subsidiary, Aduddell Financial Services, Inc., as well as marketing services through our EyeOpener Division. We were originally incorporated on March 4, 1991, in the state of Colorado. On June 7, 2006, we changed our name from Zenex International, Inc. to Aduddell Industries, Inc. and our state of incorporation from Colorado to Oklahoma.

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Aduddell Roofing, Inc., Aduddell Restoration and Waterproofing, Inc., Global Specialty Group, E2MS and Aduddell Financial Services. The financial statements include all adjustments that in the opinion of management, are necessary in order to make the financial statements not misleading. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Contract costs include all direct material and labor costs and a allocation of certain indirect costs related to contract performance, such as indirect labor, interest, depreciation, supplies, selling and general and administrative expenses. General and administrative expenses not allocated to contract costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined. The asset "Costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed. The liability "Billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

Cash and Cash Equivalents

For purposes of the Consolidated Statement of Cash Flows, short-term investments, which have maturities of ninety days or less, are considered cash equivalents.

Accounts Receivable and Allowance For Doubtful Accounts

Contracts and other accounts receivable are stated at the historical carrying amount net of write-offs and allowance for doubtful accounts. The Company establishes an estimated allowance for doubtful contracts and accounts receivable based on various factors, including revenue, historical credit loss experience, current trends, and any specific customer collection issues that the Company has identified. Uncollectible contracts and accounts receivable are written off when a settlement is reached for an amount that is less than the outstanding historical balance or when the Company has determined that the balance will not be collected.

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

Management determines the proper classification of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At December 31, 2007 and 2006, all securities covered by SFAS No. 115 were designated as available-for-sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders’ equity. Any realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations.

Intangible Assets

The Company accounts for intangible assets under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) which primarily addresses accounting for goodwill and intangible assets subsequent to acquisition. Under SFAS No. 142, goodwill and separately identified intangible assets with indefinite lives are no longer amortized, but reviewed annually (or more frequently if impairment indicators arise) for impairment. In accordance with SFAS No. 142, intangibles with finite useful lives, which include customer lists, continue to be amortized over their estimated useful life. The Company amortizes customer lists using the straight-line method with an estimated useful life of five years. Impairment, if any, is calculated for all intangibles as the excess of the asset carrying value over its fair value and is charged to expense when discovered. No impairment was recorded for the years ended December 31, 2007 and 2006. Accumulated amortization at December 31, 2007 and 2006 totaled $1,399,304 and $104,678, respectively. Amortization expense for the years ended December 31, 2007 and 2006 was $1,294,626 and $104,678, respectively. The estimated amortization of intangible assets for 2008 is $1,289,784 with amortization of $1,274,740, $1,259,632, and $1,165,222 in years 2009, 2010, and 2011 respectively.

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

Depreciation

Depreciation for financial statement purposes is provided on the straight-line method over the estimated useful lives of the various assets. Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $1,646,858, $841,631 and $220,691 respectively. For income tax purposes, accelerated methods of depreciation are used with recognition of deferred income taxes for the resulting temporary differences. Estimated useful lives for financial statement reporting purposes are as follows:

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

NOTE 2 – GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As shown in the financial statements, the Company has incurred significant recurring operating losses in 2007 and 2006. In addition, at December 31, 2007, the Company was in default on its line of credit agreement with its primary lender, and was operating under a temporary forbearance agreement. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company continues to actively pursue alternative financing plans to meet the Company’s requirements, and those plans include, but are not limited to, additional equity sales or debt financing under appropriate market conditions, allegiances or partnership agreements, or other business transactions which could generate adequate working capital. In addition, the Company continues to explore opportunities to secure additional sources of debt or other financings as a means of more cost effectively conducting its roofing and concrete restoration businesses. However, there is no guarantee that the Company will receive sufficient funding to sustain operations and/or implement any future business plans.

NOTE 3 - ACQUISITIONS

On April 1, 2006, Aduddell Roofing acquired certain operating assets of Merit Construction Services, a privately held concrete restoration company. As a result of the acquisition, the Company established its restoration division, eliminated the need to outsource restoration projects, increased Merit’s market opportunity through our bonding capacity, and allowed us to cross sell services to customers.

The aggregate purchase price of $1,085,000 consisted of $880,000 in cash and 250,000 shares of Company common stock valued at $205,000. The value of the common shares issued was determined based on the closing market price of the Company’s common shares on the immediately preceding day of closing. Based on the fair value of the acquired assets, the Company allocated $487,463 of the purchase price to tangible property and equipment and $597,537 to intangible assets. The intangible asset represents the benefit the Company expects to realize from the existing customer relationships and was considered to have an estimated useful life of five years.

In September 2006, we purchased the assets of EyeOpener Creative Communications, LLC, (“EyeOpener”) an integrated marketing company, to help develop and brand the Company’s operating business units. EyeOpener provides the Company with professional and targeted marketing and sales support through strategic advertising, branding, web-based communications, sales tools, and market research. EyeOpener has in house media, photography and video capabilities that are beneficial to all of our operating units. The aggregate purchase price of $212,550 consisted of $20,000 in cash, $103,800 in repayment of loans and 125,000 shares of Company common stock valued at $88,750. The value of the common shares issued was determined based on the closing market price of the Company’s common shares from the previous day.

On December 1, 2006 the Company purchased Brent Anderson Associates, Inc., a Minnesota-based restoration, roofing and waterproofing company, adding significant resources, including below grade waterproofing, to our service offerings. The aggregate purchase price of $9,072,415 consisted of $1,850,000 in cash, $4,026,915 repayment of loans, and $2,000,000 of Company common stock with a minimum conversion value of $1.00 per share valued at $1,400,000 (Actual value of the common shares issued was determined based on the closing market price of the Company’s common shares from the day previous to closing) and the right to earn an additional $2,565,000 of shares of the Company’s common stock with a minimum conversion price of $1.00 per share (Valued at $1,795,500 based on the share price at the day previous to closing). Based on the fair value of the acquired assets, the Company allocated $3,618,268 of the purchase price to tangible property and equipment and $5,454,147 to intangible assets. The intangible asset represents the benefit the Company expects to realize from the existing customer relationships and is considered to have an estimated useful life of five years.

At 2006 year end, we signed a definitive purchase agreement to acquire Hayden Building Maintenance, Inc. as well as Hudson Valley Roofing and Sheet Metal, Inc., privately held commercial roofing companies in New York. We terminated our plans for these acquisitions in August 2007.

NOTE 4 - CONTRACTS RECEIVABLE

Contracts receivable consist of the following:

	December 31, 2007	December 31, 2006
Completed contracts	$ 5,436,675	$ 2,465,564
Contracts in progress	6,963,029	9,139,408
Retainage	2,085,842	2,057,058
	14,485,546	13,662,030
Less allowance for doubtful amounts	(325.000)	-
	$ 14,160,546	$ 13,662,030

NOTE 5 - UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts, are as follows:

	December 31, 2007	December 31, 2006
Costs incurred on uncompleted contracts	$ 24,775,827	$ 29,126,527
Estimated earnings	(278,653)	145,508
	24,497,174	29,272,035
Billings to date	25,252,143	28,032,012
	$ (754,969)	$ 1,240,023

Included in the accompanying balance sheets under the following captions:

	December 31, 2007	December 31, 2006
Costs and estimated earnings in excess of billings on uncompleted contracts	$ 2,190,585	$ 2,298,191
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,945,554)	(1,058,168)
	$ (754,969)	$ 1,240,023

NOTE 6 - LETTER OF CREDIT

At December 31, 2007, the Company had a $175,000 letter of credit issued to its insurance carrier that matures on February 24, 2008.

NOTE 7 - LINE OF CREDIT

The Company has a $10,000,000 line of credit that matured on December 15, 2007. The Company is in default on the loan and is operating under a temporary forbearance agreement through August 15, 2008. The line bears interest at 3.375% over the published LIBOR Rate (currently 8.61%) and is secured by all accounts, property and equipment. The outstanding balance at December 31, 2007 and 2006 was $9,151,283 and $9,407,272 respectively.

Under the terms of the temporary forbearance agreement, the unpaid principal balance on the line of credit is capped at $9,151,283, with no additional borrowings allowed, and the Company’s principal officer and stockholder was required to personally guarantee a portion of the loan balance, limited to a maximum of $2,000,000. The agreement also requires that any income tax refunds received be utilized to reduce the outstanding loan principal.

NOTE 8 - LONG-TERM DEBT

The Company has the following long-term debt as of:

	December 31, 2007	December 31, 2006

6.63% to 21% notes payable secured by equipment, due in varying monthly installments through May 2010	$ 44,696	$ 68,124

6% to 8.25% notes payable secured by transportation equipment, due in varying monthly installments through January 2012	619,100	686,194
	663,796	754,318
Less: current portion of long-term debt	280,936	214,343
	$ 382,860	$ 539,975

Estimated maturities of long-term debt as of December 31, 2007, are as follows:

Year	Amount
2009	$ 255,270
2010	85,868
2011	39,227
2012	2,495
$ 382,860

Interest expense was $1,043,936, $134,510 and $148,950 for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 9 - PENSION PLAN

The Company sponsors a defined contribution plan that covers all non-union employees. Employees who are twenty-one years of age and have completed one year of service are eligible to participate. Employees may contribute from one to eighty percent of eligible salary limited to the amount allowed under the Internal Revenue Code. Company profit sharing contributions are discretionary each year. Currently the Company is matching contributions up to 4%. Employees are vested 100% in salary deferral contributions. Company contributions vest immediately. Company contributions for the years ended December 31, 2007, 2006, and 2005 totaled $94,401, $44,517 and $42,955, respectively.

NOTE 10 – STOCK OPTIONS

Common Stock Options and Other Warrants

The following table summarizes the Company's stock option activity for the years ended December 31, 2007, 2006 and 2005:

	December 31 2007	Weighted Average Exercise Price	December 31, 2006	Weighted Average Exercise Price	December 31, 2005	Weighted Average Exercise Price
Options outstanding beginning of year	32,353,818	$ .12	35,600,000	$ .12	32,000,000	$ .04

Options issued during the year	-		1,025,000	.72	3,600,000	.78

Options exercised during the year	-		1,686,266	.10	-	-

Options cancelled during the year	1,170,000.79		2,584,916	.76	-	-

Options expired during the year	-		-	-	-	-

Options outstanding end of year	31,183,818	$ .12	32,353,818	$ .12	35,600,000	$ .12

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

On January 1, 2006, the Company granted options to purchase 250,000 shares of common stock for $0.49 per share, vesting in 5 equal annual installments, to the Chief Financial Officer. All options were vested and extended per the termination agreement with the Company.

In connection with a consulting agreement dated January 15, 2006, the Company granted options to purchase 200,000 shares of common stock for $0.66 per share, 100,000 have vested with 100,000 rescinded with the termination of the agreement.

In connection with an employment agreement dated May 1, 2006, the Company granted options to purchase 25,000 shares of common stock for $1.38 per share, which have been rescinded with the termination of employment.

In connection with an employment agreement dated September 1, 2006, the Company granted options to purchase 25,000 shares of common stock for $1.02 per share, 5,000 have vested with the remaining 20,000 rescinded with resignation.

In connection with an employment agreement dated October 16, 2006, the Company granted options to purchase 25,000 shares of common stock for $.74 per share which have been rescinded with the termination of employment.

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

Following is a summary of stock options outstanding and exercisable at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/07	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/06	Weighted-Average Exercise Price	Number Exercisable at 12/31/05	Weighted-Average Exercise Price
.04	28,528,818	No term	.04	28,528,818.04		30,000,000.04
.08	200,000	No term	.10	200,000.10		2,000,000.10
.70 – 1.38	2,455,000	10 year	.79	3,625,000.78		3,605,000.78
	31,183,818.12			32,353,818.12		35,600,000.12

NOTE 11 - INCOME TAXES

The income tax provision consists of the following:

	December 31, 2007	December 31, 2006	December 31, 2005
Current tax provision	$ (5,765,000)	$ (1,878,000)	$ 5,439,797
Deferred tax provision	1,604,086	(210,000)	179,000
Total provision for income taxes	$ (4,160,914)	$ (2,088,000)	$ 5,618,797

A reconciliation of the Company’s effective income tax rate to that determined by applying the statutory U.S. federal (34%) and state (5%) income tax rates to income before income taxes is as follows for the years ended:

	December 31, 2007	December 31, 2006	December 31, 2005
Statutory federal income tax rate	34.0%	34.0%	34.0%
State tax effective rate	5.0	5.0	5.0
Prior year assessments finalized	-	-	1.5
Difference in estimated and actual tax rates utilized	(5.0)	-	-
Change in valuation allowance	-	-	-
Temporary differences arising from business combinations	(5.2)	2.9	-
Other	(0.6)	-	(2.9)
	28.2%	41.9%	37.6%

At December 31, 2007, the Company had net operating loss carry forwards of approximately $11 million available to reduce future federal and state taxable income. Unless utilized, the carry forward amounts will begin to expire in 2012. For federal and state tax purposes, approximately $800,000 of the Company’s net operating loss carry forward amounts are subject to an annual limitation due to a greater than 50% change in stock ownership which occurred in 2002, as defined by federal and state tax law.

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

The net deferred tax asset consisted of the following components:

	December 31, 2007	December 31, 2006
Deferred tax liability on depreciation	$ (988,000)	$ (150,000)
Deferred tax asset for loss carry forward and share-based compensation	5,417,914	419,000
Deferred tax asset	4,429,914	269,000
Less: valuation allowance	203,000	203,000
Net deferred tax asset	$ 4,226,914	$ 66,000

NOTE 12 - RELATED PARTY TRANSACTIONS

The Company engaged in certain transactions with Tim Aduddell, a majority shareholder of the Company, and entities owned by Tim Aduddell.

At June 6, 2006 the Company had a note receivable of $1,841,920 from an entity owned by Tim Aduddell. The loan was secured by marketable securities and a personal guaranty. Interest was accrued quarterly based on the federal mid-term rate and added to the note principal. Accrued interest income amounted to $40,787 and $ 70,793 for the years ended December 31, 2006 and 2005, respectively. On June 6, 2006, the Board of Directors voted to collect the receivable by redemption of a certain portion of Tim Aduddell’s stock options in an amount sufficient to satisfy the outstanding note receivable. For purposes of determining the redemption value of Mr. Aduddell’s options, the options were valued at the prior twenty day trading average ($1.52) discounted by 15% ($1.292), less the exercise price of the options ($.04) for a total value of $1.252 per option. Based upon this valuation, the Company accepted Tim Aduddell’s surrender of 1,471,182 options in satisfaction of the debt.

The Company leases its office, warehouse and yard facilities from Aduddell Holdings, Inc., a corporation wholly-owned by Tim Aduddell. The lease is on a month to month basis with monthly rentals of $16,250. The Company is responsible for all taxes, insurance, maintenance and utilities on the leased premises. Rental expense under this lease amounted to $195,000 for each of the years ended December 31, 2007, 2006 and 2005, respectively.

The Company leases its office, warehouse and yard facilities in Minnesota from BDA Development, LLP a entity owned by Brent Anderson who is a Company employee. The lease is on a month to month basis with monthly rentals of $29,442. Rental expense under this lease amounted to $353,310 for the year ended December 31, 2007.

NOTE 13 - BACKLOG

The amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements on which work had not yet begun at December 31, 2007 and 2006, was approximately $17,600,000 and $26,860,000 respectively.

NOTE 14 - SHARE BASED COMPENSATION

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2006, risk-free interest rates of 4.5%, no dividend yield or assumed forfeitures; expected lives of 10.0 years; and volatility of 94%. The amounts above are not likely to be representative of future years because there is no assurance that additional awards will be made each year.

NOTE 15 - EARNINGS PER SHARE

	December 31, 2007	December 31, 2006	December 31, 2005
Basic earnings per share:(in thousands)
Common shares outstanding	53,965,854	52,799,191	48,737,921
Weighted average shares outstanding	53,965,854	50,258,549	48,737,921
Earnings per share	$ -	$ -	$ .19
Fully diluted earnings per share:
Common shares outstanding	82,514,672	81,978,005	80,737,921
Weighted average shares outstanding	82,514,672	79,437,367	80,737,921
Earnings per share	$ -	$ - (.04)	$ .12

For the years ended December 31, 2007 and 2006, all options to purchase shares of common stock were omitted from the computation of loss per common share-assuming dilution because all options were anti-dilutive.

NOTE 16 - LEASES

The Company leases its corporate offices, warehouse and yard facilities from Aduddell Holdings, Inc., a corporation wholly owned by the Company’s president and principal stockholder, under an operating lease with monthly rentals of $16,250 through September 30, 2008. The Company is responsible for all taxes, maintenance and utilities on the leased premises.

The Company leases its former corporate office facilities under a four year operating lease with monthly rentals of $10,153 through April 30, 2010. Under the terms of this lease, the Company is responsible for its share of common area maintenance and operating expenses. The facility has been subleased through December 31, 2008 at monthly sublease rentals of $10,153.

The Company also leases office facilities for its Restoration and Minnesota roofing division, Florida roofing division and its Eyeopener division under operating leases which expire during 2008. The Company also routinely leases specialized construction equipment and storage facilities under short-term operating leases.

Rental expense under all operating leases, net of sublease rentals, amounted to approximately $1,019,700, $472,100 and $231,400 for the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, the future minimum lease commitments under all noncancellable operating leases, net of aggregate future minimum noncancellable sublease rentals were as follows:

Year	Gross Rents

2008	$ 42,810
2009	121,920
2010	40,640
$ 205,370

NOTE 17 - COMMITMENTS AND CONTINGENCIES

The Company warrants its work in the normal course of business. In management's opinion, there were no outstanding claims which would have a material effect on the Company's operations or financial position at December 31, 2007.

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

In regard to the sale of assets and liquidation of Zenex Communications in 2002, the Company was guarantor to the purchaser on notes with a remaining balance of $151,103 at December 31, 2007, with approximately $6,353 in monthly principal and interest payments. The purchaser is currently in default on the required payment obligations.

Lawsuit

Eric Beitchman v. Timothy Aduddell, et al., Case No. 5:05-cv-01465-HE, United States District Court for the Western District of Oklahoma. On December 19, 2005, a shareholder’s derivative action was filed, claiming that we entered into certain non-arms length transactions with certain of our officers and/or directors. Among the transactions complained of is one in which we allegedly entered into a Telecommunications Equipment and Software Upgrade Agreement with a company partially owned and controlled by one of our officers/directors. In addition, the plaintiff complained of our contracting with and making payments to Oklahoma Development Group, LLC (“ODG”) in connection with our outsourcing of emergency response services to ODG in 2005. Based on these and other allegations in the Complaint, the plaintiff claimed that the individual defendants breached their fiduciary duties to us, that they abused control of us, that they engaged in gross mismanagement, and, with respect to certain officers/director defendants, that they engaged in unjust enrichment. Plaintiff sought damages, imposition of a constructive trust, restitution and attorneys’ fees. We and the individual defendants denied the substantive allegations of the Complaint. On February 9, 2007, the parties participated in a mediation that resulted in a settlement of the lawsuit, including payment by us of $200,000 ($150,000 of which was paid from proceeds of our director and officer insurance) and certain non-monetary relief.  After publication of the proposed settlement, and after noting no shareholder objection, the Honorable Joe Heaton approved the settlement as fair and reasonable and entered final judgment.

We have been sued by First Bankcentre (the "Bank") in the Oklahoma District Court of Tulsa County, Oklahoma Case No. CJ-2006-03621. The Petition was filed on June 7, 2006. Plaintiff claims that we must issue 500,000 shares of our common stock at a purchase price of $.01 per share pursuant to a warrant held by the Bank. We believe the warrant is unenforceable. We have filed an Answer setting forth our defenses. Among them are that the warrant was issued without corporate authority, that the warrant violated the anti-tying restrictions of the Bank Holding Company Act and that the warrant represents a clog on our equity of redemption from the Bank under a prior loan that was repaid in full. A scheduling order has been entered in the case. Although a trial date has not been set, we anticipate trial in the spring of 2008. Written discovery has been exchanged between the parties. On April 8, 2008, the parties engaged in a mediation in Tulsa, Oklahoma and, although a settlement was not reached, negotiations are continuing. If settlement discussions fail, we intend to continue vigorously defending this lawsuit.

In addition, we are, from time to time, parties to various litigation matters arising in the normal course of our business, most of which involve employment claims or claims for personal injury and property damage incurred in connection with our operations. We are not currently involved in any litigation of this nature that we believe, based on our examination of such matters, are likely to have a material adverse effect on our financial condition or results of operations.

NOTE 18 - CONCENTRATIONS

In connection with providing service to customers, Aduddell Industries does not have contractual agreements with suppliers. The material and supplies used in the business are readily available from several vendors.

Aduddell Industries had a significant number of customers and for the year ended December 31, 2007 no customer accounted for 10% or more of total revenue. For the year ended December 31, 2006, one customer accounted for 40% of revenue. For the year ended December 31, 2005 the USACE accounted for 72% of revenue.

The Company’s contract receivables at are from a small number of companies in various industries which could be subject to business cycle variations. As of December 31, 2007 no customer accounted for 10% or more of contract receivables. As of December 31, 2006, the Company had one customer that accounted for 40% of contract receivables.

NOTE 19 – PREFERRED STOCK

In October 2007, Aduddell Industries closed a private placement of 20,000 shares of its Series A Preferred Stock, par value $.001 per share, for $100 per share, or total gross proceeds of $2,000,000. The Series A Preferred Stock carries a cash dividend of 14% per annum payable monthly. Each share of Series A Preferred Stock is convertible into the Company’s common stock at any time after the tenth anniversary of the date of issuance. The conversion price per share for the Series A Preferred Stock is the weighted (based on daily trading volume) average closing price per share of the Company’s common stock as reported in the public trading markets for the twenty trading days immediately preceding the date of conversion. The Company may redeem the Series A Preferred Stock at any time at a price equal to the per share liquidation value of $100 plus any accrued and unpaid dividends.