Form 10-Q
period 2008-03-31
ADUDDELL INDUSTRIES INC
filed 2008-05-20
CIK 928373

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 000-24684

ADUDDELL INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Oklahoma (State or other jurisdiction of incorporation or organization)	73-1587867 (I.R.S. Employer Identification No.)

14220 S Meridian Oklahoma City, Oklahoma	73173
(Address of principal executive offices)	(Zip Code)

(405) 692-2300

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “large accelerated filer, accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☐   No ☒

On May 15, 2008, we had outstanding 53,965,854 shares of our common stock, $.001 par value.

ADUDDELL INDUSTRIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2008

Cautionary Statement Regarding Forward-Looking Information

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of forward-looking terminology such as “may”, “might”, “could”, “would”, “believe”, “expect”, “intend”, “plan”, “seek”, “anticipate”, “estimate”, “project” or “continue” or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this report on Form 10-Q, including without limitation, the statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and located elsewhere herein regarding our financial position and liquidity are forward-looking statements. These forward-looking statements also include, but are not limited to:

•	our ability to expand our markets and maintain or increase profit margins and continue as a going concern;
•	actions of our competitors;
•	statements regarding our anticipated revenues, expense levels, liquidity and capital resources and projections of positive operating cash flow.

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

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ADUDDELL INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)

Assets

Current Assets
Cash	$-	$1,021,935
Accounts and contract receivable, net of allowance
for doubtful accounts of $325,000	12,368,893	14,160,546
Costs and estimated earnings in excess of
billings on uncompleted contracts	2,408,226	2,190,585
Inventory	274,880	274,880
Prepaid expenses	253,254	48,952
Income tax receivable	376,469	376,469
Related party receivable	-	-
Deposits	3,490	3,490
Employee and other receivables, net of
allowance for doubtful accounts	17,985	20,941
	15,703,197	18,097,798

Property and Equipment
Land	130,289	130,289
Field and shop equipment	4,415,335	4,404,164
Office furniture and equipment	1,014,336	994,165
Transportation equipment	2,798,677	2,798,677
Leasehold improvements	266,827	221,136
	8,625,464	8,548,431
Less: accumulated depreciation	(3,165,526)	(2,809,255)
	5,459,938	5,739,176

Other
Investments	3,280	3,280
Intangible asset (customer lists), net	4,527,505	4,839,442
Deferred tax asset	4,779,000	4,226,914
	9,309,785	9,069,636

	$30,472,920	$32,906,610

See accompanying notes.

ADUDDELL INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)

Liabilities and Shareholders' Equity

Current Liabilities
Current portion of long-term debt	$268,941	$280,936
Current portion of acquisition payable	162,166	162,166
Advances on line of credit	9,151,283	9,151,283
Overdraft	174,234	-
Accounts and subcontract payables	13,026,667	14,249,509
Accrued liabilities	1,934,380	936,447
Billings in excess of costs and estimated
earnings on uncompleted contracts	1,906,333	2,945,554
	26,624,004	27,725,895

Long-Term Debt (Net of Current Portion)	313,770	382,860

Long-Term Acquisition Payable (Net of Current Portion)	816,667	816,667

Shareholders' Equity
Preferred stock ($0.001 par value, 20,000,000
shares authorized, 20,000 issued and
outstanding at December 31, 2007)	20	20
Common stock ($0.001 par value, 100,000,000
shares authorized, 53,965,854 shares issued
and outstanding at March 31, 2008 and
December 31, 2007)	53,966	53,966
Paid-in capital	7,729,700	7,662,422
Unrealized loss on available-for-sale securities	(20,174)	(20,174)
Retained earnings	(5,045,033)	(3,715,046)
	2,718,479	3,981,188

	$30,472,920	$32,906,610

See accompanying notes.

ADUDDELL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE

	Three Months Ended
		March 31,
	2008	2007	2006

Revenues
Contract revenue	$10,811,158	$9,810,343	$3,734,577
Material sales	74,367	141,899	-
	10,885,525	9,952,242	3,734,577

Operating Expenses
Cost of sales	9,216,791	8,973,387	2,847,996
Selling, general and administrative	3,424,866	4,101,399	1,312,564
Warranty expense	-	24,212	50,556
	12,641,657	13,098,998	4,211,116

Operating Income (Loss)	(1,756,132)	(3,146,756)	(476,539)

Other Income (Expense)
Interest and dividend income	2,688	1,121	202,032
Gain on sale of equipment	(10,843)	215	3,500
Other income	20,269	28,378	8,089
	12,114	29,714	213,621

Net (Loss) from Operations
Before Income Taxes	(1,744,018)	(3,117,042)	(262,918)

Provision (Benefit) for income taxes:
Current	(680,167)	(1,215,646)	(40,000)
Deferred	128,081	714,497	(80,000)
	(552,086)	(501,149)	(120,000)

Net Loss	(1,191,932)	(2,615,893)	(142,918)

Other Comprehensive Income
Unrealized holding gains	-	2,082	28,405
Reclassification adjustment	-	-	-

Comprehensive Income	$(1,191,932)	$(2,613,811)	$(114,513)

Basic and Diluted Net Income
(Loss) per Common Share	$(0.02)	$(0.05)	$(0.01)
Weighted Average Common
Shares Basic	53,965,854	53,965,854	49,937,921

See accompanying notes.

ADUDDELL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2007, 2006 and 2005

							Unrealized
	Shares of	Par Value	Shares of	Par Value	Additional		Holding	Total
	Common	Common	Preferred	Preferred	Paid in	Retained	Gains	Stockholders'
	Stock	Stock	Stock	Stock	Capital	Earnings	(Losses)	Equity

Balance at December 31, 2004	48,737,921	$48,738	-	$-	$4,860,632	$470,021	$(17,715)	$5,361,676
Unrealized holding gain	-	-	-	-	-	-	14,146	14,146
Net income	-	-	-	-	-	9,324,939	-	9,324,939

Balance at December 31, 2005	48,737,921	48,738	-	-	4,860,632	9,794,960	(3,569)	14,700,761
Exercise of stock options	1,686,270	1,686	-	-	166,940	-	-	168,626
Common stock issued for acquisitions:
Merritt Construction	250,000	250	-	-	204,750	-	-	205,000
Brent Anderson	2,000,000	2,000	-	-	1,398,000	-	-	1,400,000
EyeOpener	125,000	125	-	-	83,625	-	-	83,750
Cancellation of options for
repayment of debt	-	-	-	-	(1,841,920)	-	-	(1,841,920)
Cancellation of options for
repayment of debt	-	-	-	-	(172,797)	-	-	(172,797)
Unrealized holding gain	-	-	-	-	-	-	2,082	2,082
Net income (loss)	-	-	-	-	-	(2,615,893)	-	(2,615,893)

Balance at December 31, 2006	52,799,191	52,799	-	-	4,699,230	7,179,067	(1,487)	11,929,609
Preferred stock issued	-	-	20,000	20	1,999,980	-	-	2,020,000
Preferred stock dividends	-	-	-	-	(67,278)	-	-	(67,278)
Common stock issued for Brent
Anderson acquisition	1,166,663	1,167	-	-	815,500	-	-	816,667
Acquisition adjustment of Brent Anderson					150,000
Fair value of share-based compensaton	-	-	-	-	214,990	-	-	214,990
Unrealized holding gain	-	-	-	-	-	-	(20,877)	(20,877)
Net income (loss)	-	-	-	-	-	(1,191,932)	-	(1,191,932)
	53,965,854	$53,966	20,000	$20	$7,812,422	$5,987,135	$(22,364)	$13,701,179

The accompanying notes are an integral part of these financial statements.

ADUDDELL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE

	Three Months Ended
		March 31,
	2008	2007	2006

Cash Flows from Operating Activities

Net (loss)	$(1,191,932)	$(2,615,893)	$(142,918)

Reconciliation of net income to net cash
provided by operating activities:

Depreciation and amortization	674,201	753,281	86,788
Provision for bad debt write-off (recovery)	-	-	-
Gain (loss) on sale of property and equipment	10,843	(215)	(3,500)
(Increase) Decrease from changes in:
Accounts receivable	1,791,653	3,476,196	895,563
Costs and estimated earnings in excess of
billings on uncompleted contracts	(217,641)	(2,207,573)	344,906
Inventory	-	(108,979)	-
Income tax receivable	-	-	(199,895)
Related party receivable	-	(1,122)	(24,135)
Deposits	-	(53,493)	-
Deferred taxes	(552,086)	(501,149)	-
Prepaid expenses	(204,302)	(167,900)	15,634
Employee and other receivables	2,956	(63,245)	(2,647)
Increase (Decrease) from changes in:
Overdraft	174,234	(732,778)	-
Accounts payable	(1,222,842)	1,315,075	(9,840,501)
Insurance payable	-	104,940	(4,424)
Accrued liabilities	997,933	703,611	87,172
Income tax payable	-	-	(5,349,105)
Billings in excess of costs and estimated
earnings on uncompleted contracts	(1,039,220)	(214,132)	(9,222)
Deferred taxes	-	-	(80,000)

Net adjustments to net loss	415,729	2,302,517	(14,083,366)

Net cash used by operating activities	(776,203)	(313,376)	(14,226,284)

See accompanying notes.

ADUDDELL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE

	Three Months Ended
		March 31,
	2008	2007	2006

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	$-	$215	$3,500
Purchase of property and equipment	(93,869)	(339,974)	(390,483)

Net cash used by investing activities	(93,869)	(339,759)	(386,983)

Cash Flows from Financing Activities
Proceeds from the issuance of stock	-	-	120,000
Preferred dividends paid	(70,778)	-	-
Net change in line of credit	-	945,267	-
Retirement of long-term debt	(81,085)	(49,244)	(295,390)

Net cash provide(used) by financing activities	(151,863)	896,023	(175,390)

Net Increase in Cash (Decrease)	(1,021,935)	242,888	(14,788,657)

Cash at Beginning of Period	1,021,935	-	22,330,751

Cash at End of Period	$-	$242,888	$7,542,094

Supplemental Disclosure of Cash Flow Information:

Cash paid for:
Interest	$13,804	$215,861	$4,316
Taxes	-	-	5,509,000

Supplemental Schedule of Non-Cash
Investing and Financing Activities

Fixed asset additions	$-	$146,440	$390,483
Liabilities assumed or incurred	$-	$146,440	$390,483

See accompanying notes.

ADUDDELL INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2008

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Aduddell Roofing, Inc., Aduddell Restoration and Waterproofing, Inc., Global Specialty Group, E2MS and Aduddell Financial Services. The accompanying consolidated financial statements of Aduddell Industries, Inc. have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjuction with the Comnpany’s year end audited consolidated financial statements and related footnotes included in the previously filed 10K. In the opinion of management all adjustments consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of March 31, 2008, and the consolidated statements of its operations for the three months ended March 31, 2008, 2007 and 2006 and consolidated cash flows for the three month periods ended March 31, 2008, 2007 and 2006 have been included. All significant intercompany accounts and transactions have been eliminated. The results of operations for interim periods may not be indicative of the results which may be realized for the full year.

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

Contract costs include all direct material and labor costs and an allocation of certain indirect costs related to contract performance, such as indirect labor, interest, depreciation, supplies, selling and general and administrative expenses. General and administrative expenses not allocated to contract costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined. The asset "Costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed. The liability "Billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

Cash and Cash Equivalents

For purposes of the Consolidated Statement of Cash Flows, short-term investments, which have maturities of ninety days or less, are considered cash equivalents.

Accounts Receivable and Allowance For Doubtful Accounts

Contracts and other accounts receivable are stated at the historical carrying amount net of write-offs and allowance for doubtful accounts. The Company establishes and estimated allowance for doubtful contracts and accounts receivable based on various factors, including revenue, historical credit loss experience, current trends, and any specific customer collection issues that the Company has identified. Uncollectible contracts and accounts receivable are written off when a settlement is reached for an amount that is less than the outstanding historical balance or when the Company has determined that the balance will not be collected.

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

Management determines the proper classification of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At March 31, 2008 and December 31, 2007, all securities covered by SFAS No. 115 were designated as available-for-sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders’ equity. Any realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations.

Intangible Assets

The Company accounts for intangible assets under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) which primarily addresses accounting for goodwill and intangible assets subsequent to acquisition. Under SFAS No. 142, goodwill and separately identified intangible assets with indefinite lives are no longer amortized, but reviewed annually (or more frequently if impairment indicators arise) for impairment. In accordance with SFAS No. 142, intangibles with finite useful lives, which include customer lists, continue to be amortized over their estimated useful life. The Company amortizes customer lists using the straight-line method with an estimated useful life of five years. Impairment, if any, is calculated for all intangibles as the excess of the asset carrying value over its fair value and is charged to expense when discovered. No impairment has been recorded. Accumulated amortization at March 31, 2008 and December 31, 2007 totaled $1,711,241 and $1,399,304, respectively. Amortization expense for the quarters ended March 31, 2008 and 2007 was $311,937 and $322,446, respectively and none in the first quarter of 2006. The estimated amortization of intangible assets for 2008 and 2009 is $1,247,748 with amortization of $1,234,206, and $797,803 in years 2010 and 2011 respectively.

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

Depreciation

Depreciation for financial statement purposes is provided on the straight-line method over the estimated useful lives of the various assets. Depreciation expense for the quarters ended March 31, 2008, 2007 and 2006 was $362,264, $430,835 and $86,788 respectively. For income tax purposes, accelerated methods of depreciation are used with recognition of deferred income taxes for the resulting temporary differences. Estimated useful lives for financial statement reporting purposes are as follows:

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

NOTE 2 – GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As shown in the financial statements, the Company has incurred significant recurring operating losses. In addition, at March 31, 2008, the Company was in default on its line of credit agreement with its primary lender, and was operating under a temporary forbearance agreement. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 - CONTRACTS RECEIVABLE

Contracts receivable consist of the following:

	March 31,	December 31,
	2008	2007

Completed contracts	$ 3,312,377	$ 5,436,675
Contracts in progress	7,314,120	6,963,029
Retainage	2,067,396	2,085,842
	12,693,893	14,485,546
Less allowance for doubtful amounts	(325,000)	(325,000)
	$ 12,368,893	$ 14,160,546

NOTE 5 - UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts, are as follows:

	March 31,	December 31,
	2008	2007

Costs incurred on uncompleted contracts	$ 47,658,870	$ 24,775,827
Estimated earnings (losses)	(2,548,004)	(278,653)
	45,110,866	24,497,174
Billings to date	44,608,973	25,252,143
	$ 501,893	$ (754,969)

Included in the accompanying balance sheets under the following captions:

	March 31,	December 31,
	2008	2007

Costs and estimated earnings in excess of
billings on uncompleted contracts	$ 2,408,226	$ 2,190,585
Billings in excess of costs and estimated
earnings on uncompleted contracts	(1,906,333)	(2,945,554)
	$ 501,893	$ (754,969)

NOTE 6 - LETTER OF CREDIT

At March 31, 2008, the Company had a $293,000 letter of credit issued to its insurance carrier that matures on March 13, 2009.

NOTE 7 - LINE OF CREDIT

The Company has a $10,000,000 line of credit that matured on December 15, 2007. The Company is in default on the loan and is operating under a temporary forbearance agreement through August 15, 2008. The line bears interest at 3.375% over the published LIBOR Rate and is secured by all accounts, property and equipment. The outstanding balance at March 31, 2008 and December 31, 2007 was $9,151,283.

Under the terms of the temporary forbearance agreement, the unpaid principal balance on the line of credit was capped at $9,151,283, with no additional borrowings allowed, and the Company’s principal officer and stockholder was required to personally guarantee a portion of the loan balance, limited to a maximum of $2,000,000. The agreement also requires that any income tax refunds received be utilized to reduce the outstanding loan principal.

NOTE 8 - LONG-TERM DEBT

The Company has the following long-term debt as of:

	March 31,	December 31,
	2008	2007
6.63% to 21% notes payable secured by
equipment, due in varying monthly
installments through May 2010	$ 36,785	$ 44,696

6% to 8.25% notes payable secured by
transportation equipment, due in varying
monthly installments through January 2012	545,926	619,100
	582,711	663,796
Less: current portion of long-term debt	268,941	280,936
	$ 313,770	$ 382,860

Estimated maturities of long-term debt as of March 31, 2008, are as follows:

Year

2010	$ 234,566
2011	46,890
2012	32,314
$ 313,770

Interest expense was $194,468, $215,861 and $4,316 for the quarters ended March 31, 2008, 2007 and 2006, respectively.

NOTE 9 - PENSION PLAN

The Company sponsors a defined contribution plan that covers all non-union employees. Employees who are twenty-one years of age and have completed one year of service are eligible to participate. Employees may contribute from one to eighty percent of eligible salary limited to the amount allowed under the Internal Revenue Code. Company profit sharing contributions are discretionary each year. Currently the Company is matching contributions up to 4%. Employees are vested 100% in salary deferral contributions. Company contributions vest immediately. No contributions were made for the quarter ended March 31, 2008. Company contributions for the quarters ended March 31, 2007 and 2006 totaled $55,620 and $15,957, respectively.

NOTE 10 – STOCK OPTIONS

Common Stock Options and Other Warrants

The following table summarizes the Company's stock option activity for the quarters ended March 31, 2008, 2007 and 2006:

		Weighted		Weighted		Weighted
		Average		Average		Average
	March 31,	Exercise	March 31,	Exercise	March 31,	Exercise
	2008	Price	2007	Price	2006	Price

Options outstanding
beginning of quarter	31,183,818	$ 0.12	32,353,818	$ 0.12	35,600,000	$ 0.12

Options issued
during the quarter	-	-	-	-	450,000	0.57

Options exercised
during the quarter	-	-	-	-	-	-

Options cancelled
during the quarter	-	-	-	-	-	-

Options expired during the quarter	-	-	-	-	-	-

Options outstanding
end of quarter	31,183,818	$ 0.12	32,353,818	$ 0.12	36,050,000	$ 0.12

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

On January 1, 2006, the Company granted options to purchase 250,000 shares of common stock for $0.49 per share, vesting in 5 equal annual installments, to the Company’s former Chief Financial Officer. All options were vested and extended per the termination agreement with the officer.

In connection with a consulting agreement dated January 15, 2006, the Company granted options to purchase 200,000 shares of common stock for $0.66 per share, options for 100,000 have vested with 100,000 rescinded with the termination of the agreement.

In connection with an employment agreement dated May 1, 2006, the Company granted options to purchase 25,000 shares of common stock for $1.38 per share, which were rescinded upon termination of employment.

In connection with an employment agreement dated September 1, 2006, the Company granted options to purchase 25,000 shares of common stock for $1.02 per share, of which 5,000 have vested and the remaining 20,000 rescinded upon resignation.

In connection with an employment agreement dated October 16, 2006, the Company granted options to purchase 25,000 shares of common stock for $.74 per share which were been rescinded upon termination of employment.

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

Following is a summary of stock options outstanding and exercisable at March 31, 2008, 2007 and 2006:

	Options Outstanding			Options Exercisable

		Weighted
Range		Average	Weighted-		Weighted		Weighted
of	Number	Remaining	Average	Number	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise	Exercisable	Exercise
Prices	at 3/31/08	Life	price	at 3/31/07	Price	at 3/31/06	Price

0.04	28,528,818	No term	0.04	28,528,818	0.04	35,600,000	0.04

0.08	200,000	No term	0.08	200,000	0.08	200,000	0.08

0.7	2,455,000	10 year	0.79	3,625,000	0.78	250,000	0.78

1.38	31,183,818		0.12	32,353,818	0.12	36,050,000	0.12

NOTE 11 - INCOME TAXES

The income tax provision consists of the following:

	Three Months Ended
		March 31,
	2008	2007	2006

Current tax provision	$ (680,167)	$ (1,215,646)	$ (40,000)
Deferred tax provision	128,081	714,497	(80,000)
Total provision for income taxes	$ (552,086)	$ (501,149)	$ (120,000)

A reconciliation of the Company’s effective income tax rate to that determined by applying the statutory U.S. federal (34%) and state (5%) income tax rates to income before income taxes is as follows for the three month periods ended:

		March 31,
	2008	2007	2006
Statutory federal income tax rate	34.0%	34.0%	34.0%
State tax effective rate	5.0%	5.0%	5.0%
Prior year assessments finalized	-	-	-
Difference in estimated and actual rate	-5.0%	5.0%	-5.0%
Change in valuation allowance	-	-	-
Temporary differences	3.4%	-17.9%	20.0%
Other	-	-	-
	37.4%	26.1%	54.0%

At March 31, 2008, the Company had net operating loss carry forwards of approximately $17 million available to reduce future federal and state taxable income. Unless utilized, the carry forward amounts will begin to expire in 2012. For federal and state tax purposes, approximately $800,000 of the Company’s net operating loss carry forward amounts are subject to an annual limitation due to a greater than 50% change in stock ownership which occurred in 2002, as defined by federal and state tax law.

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

The net deferred tax asset consisted of the following components:

	March 31,	December 31,
	2008	2007

Deferred tax liability on depreciation	$ (967,000)	$ (988,000)
Deferred tax asset for loss carry forward	5,949,000	5,417,914
	4,982,000	4,429,914
Less: valuation allowance	(203,000)	(203,000)
Net deferred tax asset	$ 4,779,000	$ 4,226,914

NOTE 12 - RELATED PARTY TRANSACTIONS

The Company engaged in certain transactions with Tim Aduddell, a majority shareholder of the Company, and entities owned by Tim Aduddell.

The Company leases its Oklahoma office, warehouse and yard facilities from Aduddell Holdings, Inc., a corporation wholly-owned by Tim Aduddell. The lease is on a month to month basis with monthly rentals of $16,250. The Company is responsible for all taxes, insurance, maintenance and utilities on the leased premises. Rental expense under this lease amounted to $65,000 for the of the quarter ended March 31, 2008 and $48,750 for the quarters ended March 31, 2007 and 2006, respectively.

The Company leased its office, warehouse and yard facilities in Minnesota, through December 2007, from BDA Development, LLP an entity owned by Brent Anderson who is a Company employee. The lease is on a month to month basis with monthly rentals of $29,442. Rental expense under this lease amounted to $59,830 and $18,058 for the quarters ended March 31, 2008 and 2007, respectively.

NOTE 13 - BACKLOG

The amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements on which work had not yet begun at March 31, 2008, 2007 and 2006 was approximately $15,909,000, $20,065,000 and $13,520,000, respectively.

NOTE 14 - SHARE BASED COMPENSATION

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2006: risk-free interest rates of 4.5%, no dividend yield or assumed forfeitures; expected lives of 10.0 years; and volatility of 94%. The amounts above are not likely to be representative of future years because there is no assurance that additional awards will be made each year.

NOTE 15 - EARNINGS PER SHARE

	2008	2007	2006
Basic and dilutedearnings(loss)
Common shares outstanding	53,965,854	53,965,854	49,937,921
Weighted average shares outstanding	53,965,854	53,965,854	49,937,321
Earnings (loss) per share	$ (0.02)	$ (0.05)	$ -
Fully dilluted earnings per share:
Common shares outstanding	N/A	N/A	N/A
Weighted average shares outstanding	N/A	N/A	N/A
Earnings(loss) per share	$ -	$ -	$ -

For the quarters ended March 31, 2008 , 2007 and 2006, all options to purchase shares of common stock were omitted from the computation of loss per common share-assuming dilution because all options were anti-dilutive.

NOTE 16 - LEASES

As disclosed in Note 12, the Company leases its Corporate offices, warehouse and yard facilities under a month to month operating lease with monthly rentals of $16,250. The Company is responsible for all taxes, insurance, maintenance and utilities on the leased premises.

The Company leases its former corporate office facilities under a four year operating lease with monthly rentals of $10,153 through April 30, 2010. Under the terms of this lease, the Company is responsible for its share of common area maintenance and operating expenses. The facility has been subleased through December 31, 2008 at monthly sublease rentals of $10,153.

In December 2007 the Company leased its Minnesota office, warehouse and yard facilities under an operating lease which expires on November 30, 2010. Under the terms of the lease the Company is responsible for all taxes, insurance, maintenance and utilities on the leased premises. Rent expense under the lease totaled $21,200 for the quarter ended March 31, 2008.

The Company also leases office facilities for its Florida roofing division and its Eyeopener division under operating leases which expire during 2008. The Company also routinely leases specialized construction equipment and storage facilities under short-term operating leases.

Rental expense under all operating leases, net of sublease rentals, amounted to approximately $138,396, $83,934 and $48,750 for the quarters ended March 31, 2008, 2007 and 2006, respectively.

As of March 31, 2008, the future minimum lease commitments under all noncancellable operating leases, net of aggregate future minimum noncancelable sublease rentals are as follows:

For the Year Ended March 31,

2009	$ 200,797
2010	194,653
2011	154,500
$ 549,950

NOTE 17 - COMMITMENTS AND CONTINGENCIES

The Company warrants its work in the normal course of business. In management's opinion, there were no outstanding claims which would have a material effect on the Company's operations or financial position at March 31, 2008.

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

In regard to the sale of assets and liquidation of Zenex Communications in 2002, the Company was guarantor to the purchaser on notes with a remaining balance of $140,495 at March 31, 2008, with approximately $6,353 in monthly principal and interest payments. The purchaser is currently in default on the required payment obligations.

Lawsuit

Eric Bewitchment v. Timothy Aduddell, et al., Case No. 5:05-cv-01465-HE, United States District Court for the Western District of Oklahoma. On December 19, 2005, a shareholder’s derivative action was filed, claiming that we entered into certain non-arms length transactions with certain of our officers and/or directors. Among the transactions complained of is one in which we allegedly entered into a Telecommunications Equipment and Software Upgrade Agreement with a company partially owned and controlled by one of our officers/directors. In addition, the plaintiff complained of our contracting with and making payments to Oklahoma Development Group, LLC (“ODG”) in connection with our outsourcing of emergency response services to ODG in 2005. Based on these and other allegations in the Complaint, the plaintiff claimed that the individual defendants breached their fiduciary duties to us, that they abused control of us, that they engaged in gross mismanagement, and, with respect to certain officers/director defendants, that they engaged in unjust enrichment. Plaintiff sought damages, imposition of a constructive trust, restitution and attorneys’ fees. We and the individual defendants denied the substantive allegations of the Complaint. On February 9, 2007, the parties participated in a mediation that resulted in a settlement of the lawsuit, including payment by us of $200,000 ($150,000 of which was paid from proceeds of our director and officer insurance) and certain non-monetary relief.  After publication of the proposed settlement, and after noting no shareholder objection, the Honorable Joe Heaton approved the settlement as fair and reasonable and entered final judgment.

We have been sued by First Bank centre (the "Bank") in the Oklahoma District Court of Tulsa County, Oklahoma Case No. CJ-2006-03621. The Petition was filed on June 7, 2006. Plaintiff claims that we must issue 500,000 shares of our common stock at a purchase price of $.01 per share pursuant to a warrant held by the Bank. We believe the warrant is unenforceable. We have filed an Answer setting forth our defenses. Among them are that the warrant was issued without corporate authority, that the warrant violated the anti-tying restrictions of the Bank Holding Company Act and that the warrant represents a clog on our equity of redemption from the Bank under a prior loan that was repaid in full. A scheduling order has been entered in the case. Although a trial date has not been set, we anticipate trial in the spring of 2008. Written discovery has been exchanged between the parties. On April 8, 2008, the parties engaged in mediation in Tulsa, Oklahoma and, although a settlement was not reached negotiations continued, On or about May 1, 2008, the parties reached a settlement of the case whereby we agreed to pay the Bank $5,000 and issue to the Bank 500,000 shares of common stock. The parties are currently documenting the settlement. It is anticipated that the settlement will close by June 15, 2008.

In addition, we are, from time to time, parties to various litigation matters arising in the normal course of our business, most of which involve employment claims or claims for personal injury and property damage incurred in connection with our operations. We are not currently involved in any litigation of this nature that we believe, based on our examination of such matters, and are likely to have a material adverse effect on our financial condition or results of operations.

NOTE 18 - CONCENTRATIONS

In connection with providing service to customers, Aduddell Industries does not have contractual agreements with suppliers. The material and supplies used in the business are readily available from several vendors.

Aduddell Industries had a significant number of customers and for the quarter ended March 31, 2008 two customers account for 23% of the revenue. In the quarter year ended March 31, 2007 one customer accounted for 27% of the revenue. In the quarter ended March 31, 2006 tree customers accounted for 15%, 12%, and 11% of the total revenue.

The Company’s contract receivables at are from a small number of companies in various industries which could be subject to business cycle variations. As of March 31, 2008 and December 31, 2007 no customer accounted for 10% or more of contract receivables.

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

Our revenues have been historically derived from comprehensive commercial roofing services, including re-roofing, restoration and repair, new roof construction, sheet metal fabrication, waterproofing, and emergency post-event response services. In 2008, we have continued to focus on the integration of our acquisitions, cost control, and operations. We have also embarked on efforts to raise our sales volume through the cross-selling of services at our regional and divisional offices as well as the continual pursuit of sales through the US Communities award. We recently landed a contract through the US Communities award that amounted to approximately $5 million, which is our largest award to date through that program. In addition, we expect improvement in our divisional gross margins.

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

The following table sets forth information used by management to assess our results of operations of the current quarter over the same quarter in the prior year in aggregate amounts:

	Three months ended	Three months ended
	March 31, 2008	March 31, 2007

Total Revenue	$ 10,885,525	$ 9,952,242

Total Gross Margin	$ 1,668,734	$ 978,855

Cash Flow from Operations	$ (776,203)	$ (313,376)

EBITDA	$ (1,061,662)	$ (2,363,015)

Net Income (Loss)	$ (1,191,932)	$ (2,613,811)

Free Cash Flow	$ (870,072)	$ (653,350)

The following table sets forth the reconciliation of our free cash flow to our cash flow from operations:

Cash Flow from Operations	$ (776,203)	$ (313,376)

Capital Expenditures	93,869	339,974

Free Cash Flow	(870,072)	(653,350)

The following table reconciles our EBITDA to our net income:

Net Income	$ (1,191,932)	$ (2,613,811)

Interest (Income)	(2,688)	(1,121)

(Gain) Loss on Sale of Equipment	10,843	(215)

Provision (Benefit) for Income Taxes	(552,086)	(501,149)

Depreciation	674,201	753,281

EBITDA	(1,061,662)	(2,363,015)

Our EBITDA is determined by adding the following to net income: net interest income, (gain) loss on sale of equipment, provision (benefit) for income taxes, investment loss and depreciation. We calculate free cash flow by subtracting capital expenditures from cash flow from operations. The table above reconciles EBITDA to net income and free cash flow to cash flow from operations.

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

Critical Accounting Policies and Estimates

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Aduddell Roofing, Inc., Aduddell Restoration and Waterproofing, Inc., Global Specialty Group, E2MS and Aduddell Financial Services. The accompanying financial statements of the Company have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's year end audited financial statements and related footnotes included in the annual 10-K filing. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2008, and the statements of its operations and accumulated deficit and cash flows for the three month periods ended March 31, 2008 and 2007 have been included. All significant inter-company accounts and transactions have been eliminated in the consolidation. The results of operations for interim periods may not be indicative of the results which may be realized for the full year.

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

Management determines the proper classification of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At March 31, 2008 and December 31, 2007, all securities covered by SFAS No. 115 were designated as available-for-sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders’ equity. Any realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations.

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

Results of Operations

Comparison of 1st Quarter 2008 and 2007

Revenues. Revenues increased from $9,952,242 for the three months ended March 31, 2007, to $10,885,525 for the three months ended March 31, 2008, which represents an increase of 9.4%. We had no revenues for emergency services in either of the first quarters of 2008 or 2007. Our emergency services revenues are significantly affected by the presence or absence of natural disaster related work such as tornados, hurricanes and other windstorms. Revenues for the three months ended March 31, 2008 were higher as a result of the additional sales associated with organic growth and the US Communities award. We expect revenues to continue to grow in 2008.

Operating Expenses. Operating expenses for the three months ended March 31, 2008, were $12,641,657 or 116% of revenue, compared to $13,098,998 or 132% of revenue, for the three months ended March 31, 2007. Cost of Sales for the three months ended March 31, 2008 as a percentage of revenue decreased from 90% of revenues to 85% of revenues. Selling, general, and administrative expenses decreased to $3,424,866 in the first quarter of 2008 compared to $4,101,399 in the first quarter of 2007 primarily as a result of an decrease in corporate overhead, manpower, operating expense, and travel expense associated with our corporate aircraft.

Income (Loss) before Provision for Income Taxes. Operating income (loss) before taxes for the quarter ended March 31, 2008, was $(1,744,018) compared to $(3,117,042) for the quarter ended March 31, 2007. The increase in our 2008 operating income was attributable to lower cost of sales as a percentage of revenue, improved operational efficiencies, and lower selling, general, and administrative costs of $3,424,866 along with our increased sales volume.

Net Income (Loss). The net loss for the quarter ended March 31, 2008, was $(1,191,932), compared to a net loss of $(2,613,811) for the quarter ended March 31, 2007. These results were influenced by the factors identified above under Revenues and Operating Expenses.

Off-Balance Sheet Arrangements

We have operating leases and guaranties that are not accrued on the balance sheet. The payments due under the leases are disclosed in footnote 16 of our consolidated financial statements, and the contingent loan guaranty is disclosed below and in footnote 17 of our consolidated financial statements. Other than the lease and note guaranty, we have no contractual commitments that do not appear on the balance sheet as of March 31, 2008.

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

Commitments and Contingencies

In regard to the sale of assets and liquidation of Zenex Communications in 2002, we are a guarantor on notes with an outstanding balance of $140,495 at March 31, 2008, with approximately $6,353 in monthly principal and interest payments. The purchaser is currently in default on the required payment obligations.

We warrant our work in the normal course of business. In management’s opinion, there were no outstanding claims which would have a material effect on our operations or financial position.

Information regarding our legal proceedings are discussed later in this document under, “Part II, Item 1. Legal Proceedings”.

Liquidity and Capital Resources

Total assets decreased from $32,906,610 to $30,472,920, total liabilities decreased from $28,925,422 to $27,754,441, and shareholders’ equity decreased from $3,981,188 to $2,718,479 from December 31, 2007, to March 31, 2008. The decrease in assets comes from less cash and lower receivables and fixed assets along with higher prepaid expenses. The decrease in liabilities results primarily from a decrease in our accounts and subcontract payables.

Our net cash at March 31, 2008 is $(174,234). We are primarily using funds provided by operations and working capital to finance our operations. For the threee months ended March 31, 2008, net cash used by operating activities was $776,203 compared to $313,376 used for the quarter ended March 31, 2007. Net cash used by investing activities during this period was $93,869 compared to $339,759 used by investing activities for the three months ended March 31, 2007. Net cash used by financing activities during this period was $151,863 compared to $896,023 provided by financing activities for the three months ended March 31, 2007. At March 31, 2008, we had negative working capital of $10,920,807 compared to a negative working capital at December 31, 2007 of $9,628,097.

We have a $10,000,000 revolving line of credit that matured on December 15, 2007. The Company is in default on the loan and is operating under a temporary forbearance agreement through August 15, 2008. The line bears interest at 3.375%

over the published LIBOR Rate and is secured by all accounts, property and equipment. At March 31, 2008, the advance on the line of credit was $9,151,283 compared to an advance of $10,352,539 at March 31, 2007.

At March 31, 2008, we had $1,130,437 of long-term debt as compared to $1,561,514 of long-term debt at March 31, 2007. The decrease in the amount of long-term debt outstanding was due to a reduction in some long-term equipment financing.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

At March 31, 2008, we had $9.15 million drawn on our revolving line of credit. Interest on the revolving line of credit is variable and is equal to LIBOR plus 3.375%. Amounts drawn on the revolving line of credit are the only variable rate debt we have outstanding. A one-percentage point change in the interest rate for our revolving line of credit would change our cash interest payments on an annual basis by approximately $91,500.

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

As of March 31, 2008, management, including the chief executive officer and interim chief financial officer, conducted an evaluation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and interim chief financial officer concluded the disclosure controls and procedures currently in place were effective. On March 21, 2008, however, our interim chief financial officer resigned, creating a material weakness in our disclosure controls and procedures and resulting in a request for an extension in filing this report with the SEC. Management is attempting to correct this material weakness by engaging a new chief financial officer. Until a new chief financial officer is engaged, Tim Aduddell is acting as interim chief financial officer.

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our controls are designed to provide reasonable assurance that our assets are protected from unauthorized use and that transactions are executed in accordance with established authorizations and properly recorded. In 2007, we engaged a consultant to assist us in the review and enhancement of our internal controls. The engagement was to ensure our internal controls were supported by written policies and complemented by competent and qualified external resources, which would be used to assist in testing the operating effectiveness of our internal control over financial reporting. Because of our liquidity issues in late 2007, the engagement, and thus the full review and enhancement of our internal controls, was not completed. Through the limited review and enhancement procedures that were undertaken, however, our management concluded that the design and operations of our internal controls over financial reporting at March 31, 2008, were effective and provided reasonable assurance that the books and records accurately reflected the transactions of the Company.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the chief executive officer and interim chief financial officer completed their evaluation.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

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

Item 1A.  Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADUDDELL INDUSTRIES, INC.

May 15, 2008	By:	/s/ Tim Aduddell
Tim Aduddell, President, Chief Executive Officer and Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Method of Filing

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith electronically

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith electronically