Form 10-Q
period 2008-06-30
ADUDDELL INDUSTRIES INC
filed 2008-08-14
CIK 928373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to_______________________________

Commission File Number: 000-24684

ADUDDELL INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Oklahoma	73-1587867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14220 S. Meridian, Oklahoma City, Oklahoma	73173
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☐	No ☒

On August 14, 2008, we had outstanding 53,965,854 shares of our common stock, $.001 par value.

ADUDDELL INDUSTRIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2008

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ADUDDELL INDUSTRIES, INC.

BALANCE SHEET

JUNE 30, 2008

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets

Current Assets
Cash	$-	$1,021,935
Accounts and contract receivable, net of allowance
for doubtful accounts of $665,000	16,163,155	14,160,546
Costs and estimated earnings in excess of
billings on uncompleted contracts	1,418,161	2,190,585
Inventory	274,880	274,880
Prepaid expenses	176,609	48,952
Income tax receivable	376,469	376,469
Related party receivable	128,796	-
Deposits	3,490	3,490
Employee and other receivables, net of
allowance for doubtful accounts	1,821	20,941
	18,543,381	18,097,798
Property and Equipment
Land	130,289	130,289
Field and shop equipment	4,416,842	4,404,164
Office furniture and equipment	1,018,967	994,165
Transportation equipment	2,798,677	2,798,677
Leasehold improvements	268,970	221,136
	8,633,745	8,548,431
Less: accumulated depreciation	(3,528,828)	(2,809,255)
	5,104,917	5,739,176
Other
Investments	3,280	3,280
Intangible asset (customer lists), net	4,209,549	4,839,442
Deferred tax asset	5,373,500	4,226,914
	9,586,329	9,069,636

	$33,234,627	$32,906,610

ADUDDELL INDUSTRIES, INC.

BALANCE SHEET

JUNE 30, 2008

	June 30,	December 31,
	2008	2007
	(Unaudited)
Liabilities and Shareholders' Equity

Current Liabilities
Current portion of long-term debt	$284,915	$280,936
Current portion of acquisition payable	162,166	162,166
Advances on line of credit	10,443,564	9,151,283
Overdraft	10,189	-
Accounts and subcontract payables	14,962,492	14,249,509
Accrued liabilities	1,870,416	936,447
Billings in excess of costs and estimated
earnings on uncompleted contracts	2,717,584	2,945,554
	30,451,326	27,725,895

Long-Term Debt (Net of Current Portion)	252,331	382,860

Long-Term Stockholder Payable	953,521	-

Long-Term Acquisition Payable (Net of Current Portion)	816,667	816,667

Shareholders' Equity
Preferred stock ($0.001 par value, 20,000,000
shares authorized, 20,000 issued and outstanding at
June 30, 2008 and December 31, 2007)	20	20
Common stock ($0.001 par value, 100,000,000
shares authorized, 53,965,854 shares issued and
outstanding at June 30, 2008 and December 31, 2007)	53,966	53,966
Paid-in capital	7,588,146	7,662,422
Unrealized loss on available-for-sale securities	(20,174)	(20,174)
Retained earnings (deficit)	(6,861,176)	(3,715,046)
	760,782	3,981,188

	$33,234,627	$32,906,610

ADUDDELL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2008		2007	2006	2008	2007	2006
	(Unaudited)		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
Contract revenue	$13,148,323		$14,434,376	$8,637,728	$23,959,480	$24,386,618	$12,372,306
Other revenue	117,603		-	-	191,970	-	-
	13,265,926		14,434,376	8,637,728	24,151,450	24,386,618	12,372,306

Operating Expenses
Cost of sales	13,253,944		11,937,500	7,902,525	22,470,736	20,910,887	10,750,521
Selling, general and administrative	2,507,128		3,343,658	575,898	5,939,788	7,445,057	1,888,463
Warranty expense	29,029		166,190	36,228	21,234	190,402	86,783
	15,790,101		15,447,348	8,514,651	28,431,758	28,546,346	12,725,767

Operating Income (Loss)	(2,524,175)		(1,012,972)	123,077	(4,280,308)	(4,159,728)	(353,461)

Other Income (Expense)
Interest and dividend income	3,495		83,506	79,925	6,183	84,627	281,956
Gain on sale of equipment	-		(5,770)	22,739	(10,843)	(5,555)	26,239
Other income	39,259		36,163	39,211	59,528	64,541	47,300
	42,754		113,899	141,875	54,868	143,613	355,495

Net Income (Loss) from Operations
Before Income Taxes	(2,481,421)		(899,073)	264,952	(4,225,440)	(4,016,115)	2,034

	Provision (Benefit) for income taxes:
	Current	(967,833)	(351,450)	45,800	(1,648,000)	(1,567,097)	5,800
	Deferred	373,333	193,614	58,000	501,414	908,111	(22,000)
		(594,500)	(157,836)	103,800	(1,146,586)	(658,986)	(16,200)

	Net Income (Loss)	(1,886,921)	(741,237)	161,152	(3,078,854)	(3,357,129)	18,234

	Other Comprehensive Income
	Unrealized holding gains	-	(2,082)	25,830	-	(2,082)	54,235
	Reclassification adjustment	-	-	-	-	-	-

	Comprehensive Income	$(1,886,921)	$(743,319)	$186,982	$(3,078,854)	$(3,359,211)	$72,469

	Basic Net Income (Loss)
	per Common Share	$(0.03)	$(0.01)	$ -	$(0.06)	$(0.06)	$ -
	Diluted Net Income (Loss)
	per Common Share	N/A	N/A	$ -	N/A	N/A	$ -
	Weighted Average Common
	Shares Basic	53,965,854	53,965,854	50,187,921	53,965,854	53,965,854	50,187,921
	Weighted Average Common
	Shares Assuming Dilution	-	-	83,666,739	-	-	83,666,739

ADUDDELL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE

	Six Months Ended
	June 30,
	2008	2007	2006

Cash Flows from Operating Activities

Net income (loss)	$ (3,078,854)	$ (3,357,129)	$ 18,234

Reconciliation of net income (loss) to net cash
provided by operating activities:

Depreciation and amortization	1,355,460	1,471,851	272,154
Provision for bad debt write-off (recovery)	340,000	-	87,000
Gain (loss) on sale of property and equipment	10,843	5,555	(26,238)
(Increase) Decrease from changes in:
Accounts receivable	(2,342,609)	511,526	(4,317,879)
Costs and estimated earnings in excess of
billings on uncompleted contracts	772,424	(2,795,916)	247,316
Inventory	-	(84,136)	-
Income tax receivable	-	1,878,000	(159,017)
Related party receivable	(128,796)	60,088	(40,787)
Deposits	-	(478,454)	-
Deferred taxes	(1,146,586)	(658,985)	(22,000)
Prepaid expenses	(127,657)	135,279	(261,959)
Employee and other receivables	19,120	3,237	(10,477)
Intangible asset (customer lists)	-	(167,174)	(392,537)
Increase (Decrease) from changes in:
Overdraft	10,189	(647,265)	-
Accounts payable	712,983	4,889,938	(8,630,049)
Insurance payable	-	(39,504)	70,678
Accrued liabilities	933,969	(54,853)	507,864
Income tax payable	-	-	(5,349,105)
Billings in excess of costs and estimated
earnings on uncompleted contracts	(227,970)	(173,036)	155,426

Net adjustments to net loss	181,370	3,856,151	(17,869,610)

Net cash provided (used) by operating activities	(2,897,484)	499,022	(17,851,376)

ADUDDELL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE

	Six Months Ended
	June 30,
	2008	2007	2006

Cash Flows from Investing Activities
Purchase of investments	$ -	$ (601)	$ -
Proceeds from sale of property and equipment	-	7,000	35,363
Purchase of property and equipment	(102,149)	(468,954)	(2,633,033)

Net cash used by investing activities	(102,149)	(462,555)	(2,597,670)

Cash Flows from Financing Activities
Proceeds from the issuance of stock	-	816,667	120,000
Preferred dividends paid	(141,554)	-	-
Proceeds from long-term debt	-	20,981	-
Proceeds from long-term stockholder debt	953,521	-	-
Net change in line of credit	1,292,281	(57,448)	-
Retirement of long-term debt	(126,550)	(816,667)	(298,671)

Net cash used by financing activities	1,977,698	(36,467)	(178,671)

Net Increase in Cash (Decrease)	(1,021,935)	-	(20,627,717)

Cash at Beginning of Period	1,021,935	-	22,330,751

Cash at End of Period	$ -	$ -	$ 1,703,034

Supplemental Disclosure of Cash Flow
Information

Cash paid for:
Interest	$ 477,924	$ 478,968	$ 30,902
Taxes	-	-	-

Supplemental Schedule of Non-Cash
Investing and Financing Activities

Fixed asset additions	$ -	$ 468,954	$ 135,220
Liabilities assumed or incurred	$ -	$ 468,954	$ 135,220

Common stock issued for services	$ -	$ -	$ 205,000

ADUDDELL INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Business

Aduddell Industries, Inc. (the “Company”) is engaged in the commercial and industrial roofing and re-roofing, specialty-roofing metals, waterproofing and concrete restoration and consulting businesses through our subsidiaries, Aduddell Roofing, Inc., Aduddell Restoration and Waterproofing, Inc., and Global Specialty Group, Inc. In addition we provide pre-event planning, event management and post-event recovery services for disaster related activities through our subsidiary, Aduddell Enviro & Emergency Management Services, Inc (“E2MS”). We provide marketing services through our EyeOpener Division. We were originally incorporated on March 4, 1991, in the state of Colorado. On June 7, 2006, we changed our name from Zenex International, Inc. to Aduddell Industries, Inc. and our state of incorporation from Colorado to Oklahoma.

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Aduddell Roofing, Inc., Aduddell Restoration and Waterproofing, Inc., Global Specialty Group, E2MS and Aduddell Financial Services. The accompanying consolidated financial statements of Aduddell Industries, Inc. have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s year-end audited consolidated financial statements and related footnotes included in the previously filed 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position of the Company as of June 30, 2008, and the consolidated statements of its operations for the three and six months ended June 30, 2008, 2007 and 2006 and consolidated cash flows for the six months ended June 30, 2008, 2007 and 2006, have been included. All significant intercompany accounts and transactions have been eliminated. The results of operations for interim periods may not be indicative of the results which may be realized for the full year.

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

Management determines the proper classification of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At June 30, 2008 and December 31, 2007, all securities covered by SFAS No. 115 were designated as available-for-sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders’ equity. Any realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations.

Intangible Assets

The Company accounts for intangible assets under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) which primarily addresses accounting for goodwill and intangible assets subsequent to acquisition. Under SFAS No. 142, goodwill and separately identified intangible assets with indefinite lives are no longer amortized, but reviewed annually (or more frequently if impairment indicators arise) for impairment. In accordance with SFAS No. 142, intangibles with finite useful lives, which include customer lists, continue to be amortized over their estimated useful life. The Company amortizes customer lists using the straight-line method with an estimated useful life of five years. Impairment, if any, is calculated for all intangibles as the excess of the asset carrying value over its fair value and is charged to expense when discovered. No impairment has been recorded. Accumulated amortization at June 30, 2008 and December 31, 2007 totaled $2,029,198 and $1,399,304, respectively. Amortization expense for six months ended June 30, 2008, 2007 and 2006 was $629,893. $644,894 and $29,877, respectively. The estimated amortization of intangible assets is $1,259,787, $1,229,692, $1,199,815 and $520,255 for the years ended June 30, 2009 through 2012, respectively.

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

Depreciation

Depreciation for financial statement purposes is provided on the straight-line method over the estimated useful lives of the various assets. Depreciation expense for the six months ended June 30, 2008, 2007 and 2006 was $725,567, $826,957 and $242,277 respectively. For income tax purposes, accelerated methods of depreciation are used with recognition of deferred income taxes for the resulting temporary differences. Estimated useful lives for financial statement reporting purposes are as follows:

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

NOTE 2 – GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As shown in the financial statements, the Company has incurred significant recurring operating losses. In addition, at June 30, 2008, the Company was in default on its line of credit agreement with its primary lender, and was operating under a temporary forbearance agreement. This forbearance agreement terminates on August 15, 2008. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company continues to actively pursue alternative financing plans to meet the Company’s requirements, and those plans include, but are not limited to, additional equity sales or debt financing under appropriate market conditions, allegiances or partnership agreements, or other business transactions which could generate adequate working capital. In addition, the Company continues to explore opportunities to secure additional sources of debt or other financings as a means of more cost effectively conducting its roofing and concrete restoration businesses. To date, the only sources of capital available to the Company has been loans made by Tim Aduddell, the Company’s President and Chief Executive Officer. There is no guarantee that the Company will receive sufficient funding to sustain operations and/or implement any future business plans.

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

NOTE 4 - CONTRACTS RECEIVABLE

Contracts receivable consist of the following:

	June 30,	December 31,
	2008	2007

Completed contracts	$ 3,185,880	$ 5,436,675
Contracts in progress	11,097,055	6,963,029
Retainage	2,545,220	2,085,842
	16,828,155	14,485,546
Less allowance for doubtful amounts	(665,000)	(325,000)
	$ 16,163,155	$ 14,160,546

NOTE 5 - UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts, are as follows:

	June 30,	December 31,
	2008	2007

Costs incurred on uncompleted contracts	$ 50,645,500	$ 24,775,827
Estimated earnings (losses)	(2,509,106)	(278,653)
	48,136,394	24,497,174
Billings to date	49,435,817	25,252,143
	$ (1,299,423)	$ (754,969)

Included in the accompanying balance sheets under the following captions:

	June 30,	December 31,
	2008	2007

Costs and estimated earnings in excess of
billings on uncompleted contracts	$ 1,418,161	$ 2,190,585
Billings in excess of costs and estimated
earnings on uncompleted contracts	(2,717,584)	(2,945,554)
	$ (1,299,423)	$ (754,969)

NOTE 6 - LETTER OF CREDIT

At June 30, 2008, the Company had a $293,000 letter of credit issued to its insurance carrier that matures on March 13, 2009.

NOTE 7 - LINE OF CREDIT

The Company has a $10,000,000 line of credit that matured on December 15, 2007. The Company is in default on the loan and is operating under a temporary forbearance agreement through August 15, 2008. The line bears interest at 3.375% over the published LIBOR Rate and is secured by all accounts, property and equipment. The outstanding balance at June 30, 2008 and December 31, 2007 was $8,988,201 and $9,151,283, respectively.

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

The Company has a $1,005,363 revolving line of credit. The line bears interest at 1% over Wall Street Journal prime (currently 6%) and is secured by real estate owned by Aduddell Holdings, Inc., a corporation wholly-owned by Tim Aduddell, a majority shareholder of the Company. The line matures on September 19, 2008 and the outstanding balance at June 30, 2008 was $1,005,363.

The Company has a $1,000,000 revolving line of credit. The line bears interest at 5.59% and is secured by certificates of deposit owned by Tim Aduddell, a majority shareholder of the Company. The line matures on July 27, 2008 and the outstanding balance at June 30, 2008 was $450,000.

NOTE 8 - LONG-TERM DEBT

The Company has the following long-term debt as of:

	June 30,	December 31,
	2008	2007
6.63% to 21% notes payable secured by
equipment, due in varying monthly
installments through May 2010	$ 32,040	$ 44,696

6% to 8.25% notes payable secured by
transportation equipment, due in varying
monthly installments through January 2012	505,206	619,100
	537,246	663,796
Less: current portion of long-term debt	284,915	280,936
	$ 252,331	$ 382,860

Estimated maturities of long-term debt as of June 30, 2008, are as follows:

Year

2010	$ 187,992
2011	44,209
2012	20,130
$ 252,331

Interest expense was $440,948, $478,968 and, $30,902 for the six months ended June 30, 2008, 2007 and 2006, respectively.

NOTE 9 - PENSION PLAN

The Company sponsors a defined contribution plan that covers all non-union employees. Employees who are twenty-one years of age and have completed one year of service are eligible to participate. Employees may contribute from one to eighty percent of eligible salary limited to the amount allowed under the Internal Revenue Code. Company profit sharing contributions are discretionary each year. Currently the Company is matching contributions up to 4%. Employees are vested 100% in salary deferral contributions. Company contributions vest immediately. No contributions were made for the six months ended June 30, 2008. Company contributions for the six months ended June 30, 2007 and 2006 totaled $60,380 and $19,010, respectively.

NOTE 10 – STOCK OPTIONS

Common Stock Options and Other Warrants

The following table summarizes the Company's stock option activity for the quarters ended June 30, 2008, 2007 and 2006:

	June 30,	Exercise	June 30,	Exercise	June 30,	Exercise
	2008	Price	2007	Price	2006	Price
Options outstanding,
beginning of quarter	31,183,818	$ 0.12	32,353,818	$ 0.12	34,850,000	$ 0.12

Options issued
during the quarter	-	-	-	-	525,000	0.83

Options exercised
during the quarter	-	-	-	-	-	-

Options cancelled
during the quarter	(5,000)	1.02	(20,000)	1.38	(1,971,182)	0.23

Options expired during
the quarter	-	-	-	-	-	-

Options outstanding,
end of quarter	31,178,818	$ 0.08	32,333,818	$ 0.12	33,403,818	$ 0.13

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

In connection with a consulting agreement dated January 15, 2006, the Company granted options to purchase 200,000 shares of common stock for $0.66 per share. Options for 100,000 shares have vested with 100,000 options rescinded with the termination of the agreement.

In connection with an employment agreement dated May 1, 2006, the Company granted options to purchase 25,000 shares of common stock for $1.38 per share, which were rescinded upon termination of employment.

In connection with an employment agreement dated September 1, 2006, the Company granted options to purchase 25,000 shares of common stock for $1.02 per share which were rescinded upon termination of employment.

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

In connection with a July 3, 2002, financing agreement for certain equipment, 200,000 options at $0.08 per share were granted.

Following is a summary of stock options outstanding and exercisable at June 30, 2008:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted-		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 6/30/08	Life	price	at 6/30/08	Price

0.04	28,528,818	No term	0.04	28,528,818	0.04

0.08	200,000	No term	0.08	200,000	0.08

.49-.78	2,450,000	10 year	0.6	1,250,000	0.78

1.38	31,178,818		0.08	29,978,818	0.12

NOTE 11 - INCOME TAXES

The income tax provision consists of the following:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	2006	2008	2007	2006

Current tax provision	$ (967,833)	$ (351,450)	$ 45,800	$(1,648,000)	$(1,567,097)	$ 5,800
Deferred tax provision	373,333	193,614	58,000	501,414	908,111	(22,000)
Total provision for income taxes	$ (594,500)	$ (157,836)	$ 103,800	$(1,146,586)	$ (658,986)	$ (16,200)

A reconciliation of the Company’s effective income tax rate to that determined by applying the statutory U.S. federal (34%) and state (5%) income tax rates to income before income taxes is as follows for the six months ended:

		June 30,
	2008	2007	2006
Statutory federal income tax rate	34.0%	34.0%	34.0%
State tax effective rate	5.0%	5.0%	5.0%
Prior year assessments finalized	-	-	-
Difference in estimated and actual rate	-5.0%	-	-
Change in valuation allowance	-	-	-
Temporary differences	-10.0%	-21.5%	-
Other	-	-	-
	24.0%	17.5%	39.0%

At June 30, 2008, the Company had net operating loss carry forwards of approximately $19.3 million available to reduce future federal and state taxable income. Unless utilized, the carry forward amounts will begin to expire in 2012. For federal and state tax purposes, approximately $800,000 of the Company’s net operating loss carry forward amounts are subject to an annual limitation due to a greater than 50% change in stock ownership which occurred in 2002, as defined by federal and state tax law.

Taxable temporary differences result principally from the excess of depreciation for tax purposes over the amount deducted for financial reporting purposes. Deductible temporary differences from the operating loss carry forward, give rise to a deferred tax asset, which are reduced by a valuation allowance. The Company has established a valuation allowance for a portion of its net deferred tax assets due to the ownership change limitation on the use of the loss carry forward.

The net deferred tax asset consisted of the following components:

	June 30,	December 31,
	2008	2007

Deferred tax liability on depreciation	$ (1,016,000)	$ (988,000)
Deferred tax asset for loss carry forward	6,592,500	5,417,914
	5,576,500	4,429,914
Less: valuation allowance	(203,000)	(203,000)
Net deferred tax asset	$ 5,373,500	$ 4,226,914

NOTE 12 - RELATED PARTY TRANSACTIONS

The Company engaged in certain transactions with Tim Aduddell, a director and President and Chief Executive Officer, as well as a majority shareholder, of the Company, and entities owned by Tim Aduddell.

In May 2008, the Company borrowed $953,321 from Tim Aduddell under a $1,000,000 unsecured long-term promissory note bearing interest at 7.5% per annum. The note is payable interest only on a quarterly basis through maturity on May 10, 2018.

The Company advanced money to Hickman Community Services which is owned 50% by Aduddell Roofing, Inc. At June 30, 2008 the advances totaled $128,796.

The Company leases its Oklahoma office, warehouse and yard facilities from Aduddell Holdings, Inc., a corporation wholly-owned by Tim Aduddell. The lease is on a month-to-month basis with monthly rentals of $16,250. The Company is responsible for all taxes, insurance, maintenance and utilities on the leased premises. Rental expense under this lease amounted to $97,500 for the six months June 30, 2008. 2007 and 2006.

The Company leased its office, warehouse and yard facilities in Minnesota, through February 2008, from BDA Development, LLP an entity owned by Brent Anderson who is a Company employee. The lease is on a month-to-month basis with monthly rentals of $29,442. Rental expense under this lease amounted to $59,830 and $104,348 for the six months ended June 30, 2008 and 2007.

NOTE 13 - BACKLOG

The amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements on which work had not yet begun at June 30, 2008, 2007 and 2006 was approximately $19,684,000, $22,956,000 and $18,237,000, respectively.

NOTE 14 - SHARE BASED COMPENSATION

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2006: risk-free interest rates of 3%, no dividend yield or assumed forfeitures; expected lives of 10.0 years; and volatility of 104%. The amounts above are not likely to be representative of future years because there is no assurance that additional awards will be made each year.

NOTE 15 - EARNINGS PER SHARE

	2008	2007	2006
Basic and dilutedearnings(loss)
Common shares outstanding	53,965,854	53,965,854	50,187,921
Weighted average shares outstanding	53,965,854	53,965,854	80,187,921
Earnings (loss) per share	$ (0.06)	$ (0.06)	$ -
Fully dilluted earnings per share:
Common shares outstanding	N/A	N/A	83,666,739
Weighted average shares outstanding	N/A	N/A	83,666,739
Earnings(loss) per share	$ -	$ -	$ -

For the six months ended June 30, 2008 and 2007, all options to purchase shares of common stock were omitted from the computation of loss per common share-assuming dilution because such options were anti-dilutive.

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

In December 2007 the Company leased its Minnesota office, warehouse and yard facilities under an operating lease which expires on November 30, 2010. Under the terms of the lease the Company is responsible for all taxes, insurance, maintenance and utilities on the leased premises. Rent expense under the lease totaled $59,830 for the six months ended. June 30, 2008.

The Company also leases office facilities for its Florida roofing division and its Eyeopener division under operating leases which expire during 2008.

The Company also routinely leases specialized construction equipment and storage facilities under short-term operating leases which are included in contract costs and not considered operating leases.

Rental expense under all operating leases, net of sublease rentals, amounted to approximately $400,654, $519,070 and $138,357 for the six months ended June 30, 2008, 2007 and 2006, respectively.

As of June 30, 2008, the future minimum lease commitments under all noncancelable operating leases, net of aggregate future minimum noncancelable sublease rentals, are as follows:

For the Year Ended June 30,

2009	$ 213,718
2010	294,030
2011	105,000
$ 612,748

NOTE 17 - COMMITMENTS AND CONTINGENCIES

The Company warrants its work in the normal course of business. In management's opinion, there were no outstanding claims which would have a material effect on the Company's operations or financial position at June 30, 2008.

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

In regard to the sale of assets and liquidation of Zenex Communications in 2002, the Company was guarantor to the purchaser on notes with a remaining balance of $128,278 at June 30, 2008, with approximately $6,353 in monthly principal and interest payments. The purchaser is currently in default on the required payment obligations.

Lawsuit

We have been sued by First Bank centre (the "Bank") in the Oklahoma District Court of Tulsa County, Oklahoma Case No. CJ-2006-03621. The Petition was filed on June 7, 2006. Plaintiff claims that we must issue 500,000 shares of our common stock at a purchase price of $.01 per share pursuant to a warrant held by the Bank. We believe the warrant is unenforceable. We have filed an Answer setting forth our defenses. Among them are that the warrant was issued without corporate authority, that the warrant violated the anti-tying restrictions of the Bank Holding Company Act and that the warrant represents a clog on our equity of redemption from the Bank under a prior loan that was repaid in full. A scheduling order has been entered in the case. Written discovery has been exchanged between the parties. On April 8, 2008, the parties engaged in mediation in Tulsa, Oklahoma. Following the mediation, the parties reached a settlement of the case whereby we agreed to pay the Bank $5,000 and issue the Bank 500,000 shares of our common stock. We anticipate the settlement will close by August 31, 2008.

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

Aduddell Industries had a significant number of customers, and for the six months ended June 30, 2008, two customers account for 17% and 15% of the revenue. For the six months ended June 30, 2007 and 2006 one customer accounted for 10% and 27% of the revenue.

The Company’s contract receivables are from a small number of companies in various industries which could be subject to business cycle variations. As of June 30, 2008, one customer accounted for 19% of contract receivables. At December 31, 2007 no customer accounted for 10% or more of contract receivables.

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

Our revenues have been historically derived from comprehensive commercial roofing services, including re-roofing, restoration and repair, new roof construction, sheet metal fabrication, waterproofing, and emergency post-event response services. In 2008, we have continued to focus on the integration of our acquisitions, cost control, and operations. We have also embarked on efforts to raise our sales volume through the cross-selling of services at our regional and divisional offices as well as the continual pursuit of sales through the award of contracts through US Communities. We were recently awarded a contract through US Communities that amounted to approximately $5 million, which is our largest award to date through that program. In addition, we expect improvement in our divisional gross margins.

In the second quarter of 2006, we increased our focus on providing services to the total exterior shell of a building through the asset purchase of Merit Construction, a concrete restoration company and expanded our roofing business to include standing seam and specialty metals. In the third quarter of 2006, we focused on the organic growth of these business areas, increased our marketing capability with the purchase of EyeOpener Creative Communications, LLC., and continued to execute our business plan by searching for acquisitions in key markets. On October 20, 2006, we signed a letter of intent to acquire Brent Anderson & Associates, Inc., a Minnesota based restoration, roofing and waterproofing company. This transaction closed in December 2006 adding significant resources, including below grade waterproofing to our service offerings.

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

The following table sets forth information used by management to assess our results of operations of the current quarter over the same quarter in the prior year in aggregate amounts:

	Six months ended	Six months ended
	June 30, 2008	June 30, 2007

Total Revenue	$ 24,151,450	$ 24,386,618

Total Gross Margin	$ 1,680,714	$ 3,475,731

Cash Flow from Operations	$ (2,897,484)	$ 499,022

EBITDA	$ (2,387,396)	$ (2,146,450)

Net Income (Loss)	$ (3,078,854)	$ (3,359,211)

Free Cash Flow	$ (2,999,633)	$ 30,068

The following table sets forth the reconciliation of our free cash flow to our cash flow from operations:

Cash Flow from Operations	$ (2,897,484)	$ 499,022

Capital Expenditures	102,149	468,954

Free Cash Flow	(2,999,633)	30,068

The following table reconciles our EBITDA to our net income:

Net Income	$ (3,078,854)	$ (3,359,211)

Interest (Income)	471,741	394,341

(Gain) Loss on Sale of Equipment	10,843	5,555

Provision (Benefit) for Income Taxes	(1,146,586)	(658,986)

Depreciation	1,355,460	1,471,851

EBITDA	(2,387,396)	(2,146,450)

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

Critical Accounting Policies and Estimates

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Aduddell Roofing, Inc., Aduddell Restoration and Waterproofing, Inc., Global Specialty Group, E2MS and Aduddell Financial Services. The accompanying financial statements of the Company have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's year end audited financial statements and related footnotes included in the annual 10-K filing. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2008, and the statements of its operations and accumulated deficit and cash flows for the six month periods ended June 30, 2008 and 2007 have been included. All significant inter-company accounts and transactions have been eliminated in the consolidation. The results of operations for interim periods may not be indicative of the results which may be realized for the full year.

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

Management determines the proper classification of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At June 30, 2008, and December 31, 2007, all securities covered by SFAS No. 115 were designated as available-for-sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders’ equity. Any realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations.

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

Results of Operations

Comparison of 2nd Quarter 2008 and 2007

Revenues. Revenues decreased from $14,434,376 for the three months ended June 30, 2007, to $13,265,926 for the three months ended June 30, 2008, which represents a decrease of 8.1%. We had no revenues for emergency services in either of the second quarters of 2008 or 2007. Our emergency services revenues are significantly affected by the presence or absence of natural disaster related work such as tornados, hurricanes and other windstorms.

Operating Expenses. Operating expenses for the three months ended June 30, 2008, were $15,790,101, or 119% of revenue, compared to $15,447,348, or 107% of revenue, for the three months ended June 30, 2007. Cost of sales for the three months ended June 30, 2008 as a percentage of revenue increased from 83% of revenues to 100% of revenues due to increases in the cost of fuel, materials, and subcontractor expenses. Selling, general and administrative expenses decreased to $2,507,128 in the second quarter of 2008 compared to $3,343,658 in the second quarter of 2007 primarily as a result of cost control initiatives and a reduction in manpower, corporate overhead, and travel expenses associated with the corporate aircraft.

Income (Loss) before Provision for Income Taxes. Operating income (loss) before taxes for the quarter ended June 30, 2008, was $(2,481,421) compared to $(899,073) for the quarter ended June 30, 2007. The decrease in our 2008 operating income was attributable to higher operating expenses of $15,790,101 and lower sales volume.

Net Income (Loss). The net loss for the quarter ended June 30, 2008, was $(1,886,921), compared to a net loss of $(743,319) for the quarter ended June 30, 2007. These results were influenced by the factors identified above under Revenues and Operating Expenses.

Comparison of six months ended June 30, 2008 and 2007

Revenues. Revenues decreased from $24,386,618 for the six months ended June 30, 2007 to $24,151,450 for the six months ended June 30, 2008, which represents a decrease of 0.1%. We had no revenues for emergency services in either the first half of 2008 or 2007. Our emergency services revenues are significantly affected by the presence or absence of natural disaster related work such as tornados, hurricanes and other windstorms.

Operating Expenses. Operating expenses for the six months ended June 30, 2008, were $28,431,758, or 118% of revenue, compared to $28,546,346, or 117% of revenue, for the six months ended June 30, 2007. Cost of sales for the six months ended June 30, 2008 as a percentage of revenue increased from 86% of revenues to 93% of revenues due to increases in the cost of fuel, materials, and subcontractors. Selling, general and administrative expenses decreased to $5,939,788 in the first six months of 2008 compared to $7,445,057 in the first six months of 2007 primarily as a result of a decrease in corporate overhead, manpower, and operating and travel expense associated with the corporate aircraft.

Income (Loss) before Provision for Income Taxes. Operating income (loss) before taxes for the six months ended June 30, 2008, was $(4,225,440) compared to $(4,016,115) for the six months ended June 30, 2007. The decrease in our 2008 operating income was attributable to higher cost of sales and lower sales volume partially offset by lower selling, general, and administrative expenses of $5,939,788.

Net Income (Loss). The net loss for the six months ended June 30, 2008, was $(3,078,854), compared to a net loss of $(3,359,211) for the six months ended June 30, 2007. These results were influenced by the factors identified above under Revenues and Operating Expenses.

Off-Balance Sheet Arrangements

We have operating leases and guaranties that are not accrued on the balance sheet. The payments due under the leases are disclosed in footnote 16 of our consolidated financial statements, and the contingent loan guaranty is disclosed below and in footnote 17 of our consolidated financial statements. Other than the lease and note guaranty, we have no contractual commitments that do not appear on the balance sheet as of June 30, 2008.

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

Commitments and Contingencies

In regard to the sale of assets and liquidation of Zenex Communications in 2002, we are a guarantor on notes with an outstanding balance of $128,278 at June 30, 2008, with approximately $6,353 in monthly principal and interest payments. The purchaser is currently in default on the required payment obligations.

We warrant our work in the normal course of business. In management’s opinion, there were no outstanding claims which would have a material effect on our operations or financial position.

Information regarding our legal proceedings are discussed later in this document under, “Part II, Item 1. Legal Proceedings”.

Liquidity and Capital Resources

Total assets increased from $32,906,610 to $33,234,627, total liabilities increased from $28,925,422 to $32,473,845, and shareholders’ equity decreased from $3,981,188 to $760,782 from December 31, 2007, to June 30, 2008. The increase in assets comes from higher receivables and a deferred tax asset along with higher prepaid expenses. The increase in liabilities results primarily from an increase in our accounts and subcontract payables, advances on line of credit, accrued liabilities, and a long-term payable to Tim Aduddell.

Our net cash at June 30, 2008, is $(10,189). We are primarily using funds provided by operations and working capital to finance our operations along with some additional capital that was generated through advances on new lines of credit. For the six months ended June 30, 2008, net cash used by operating activities was $2,897,484 compared to $499,022 provided by operations for the six months ended June 30, 2007. Net cash used by investing activities during this period was $102,149 compared to $462,555 used by investing activities for the six months ended June 30, 2007. Net cash provided by financing activities during this period was $1,977,698 compared to $36,467 used by financing activities for the six months ended June 30, 2007. At June 30, 2008, we had negative working capital of $11,907,945 compared to a negative working capital at December 31, 2007 of $9,628,097.

We have a $10,000,000 revolving line of credit that matured on December 15, 2007. The Company is in default on this primary line of credit loan and is operating under a temporary forbearance agreement through August 15, 2008. The line bears interest at 3.375% over the published LIBOR Rate and is secured by all accounts, property and equipment. At June 30, 2008, the advance on the line of credit was $8,988,201 compared to an advance of $9,151,283 at December 31, 2007.

We have a $1,005,363 revolving line of credit. The line bears interest at 1% over Wall Street Journal prime (currently 6%) and is secured by real estate owned by Aduddell Holdings, Inc., a corporation wholly-owned by Tim Aduddell, a majority shareholder. The line matures on September 19, 2008, and the outstanding balance at June 30, 2008 was $1,005,363 compared to a balance of $0 at December 31, 2007.

We also have an additional $1,000,000 revolving line of credit. The line bears interest at 5.59% and is secured by certificates of deposit owned by Tim Aduddell. The line matures on July 27, 2008, and the outstanding balance at June 30, 2008 was $450,000 compared to no balance at December 31, 2007.

The promissory note and two revolving lines of credit issued to us by Tim Aduddell are attached as exhibits to this report, and their terms are incorporated herein by reference.

At June 30, 2008, we had $2,022,519 of long-term debt as compared to $1,199,527 of long-term debt at December 31, 2007. The increase in the amount of long-term debt outstanding was due to an increase of a long-term payable due to Tim Aduddell.

Adequacy of Current Liquidity

We presently meet all of our funding needs for ongoing operations with internally generated cash flows from operations, existing cash and short-term investment balances, lines of credit, and additional privately-placed term debt or equity. We are unable to draw on our primary existing line of credit at the present time and are presently operating under a temporary forbearance agreement through August 15, 2008. We continue to actively pursue alternative financing plans to meet our requirements that include, but are not limited to, additional equity sales or debt financing under appropriate market conditions, allegiances or partnership agreements, or other business transactions which could generate adequate working capital. To date, the only sources of capital available to us have been loans made by Tim Aduddell, the Company’s President and Chief Executive Officer. There is no guarantee that we will receive sufficient funding in the near future to either (i) sustain operations and implement any future business plans, or (ii) have sufficient funds to pay off our primary line of credit when our forbearance agreement terminates on August 15, 2008 or any other line of credit at maturity. If we cannot timely find alternative sources of financing, we may be forced to seek protection under Federal bankruptcy laws.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

At June 30, 2008, we had $9.99 million drawn on our variable rate revolving lines of credit. Interest on the revolving lines of credit is variable and is equal to LIBOR plus 3.375% and Wall Street prime plus 1%. Amounts drawn on the revolving lines of credit are the only variable rate debt we have outstanding. A one-percentage point change in the interest rate for our revolving lines of credit would change our cash interest payments on an annual basis by approximately $100,000.

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

As of June 30, 2008, management, including the chief executive officer and interim chief financial officer, conducted an evaluation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and interim chief financial officer concluded the disclosure controls and procedures currently in place were effective.

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our controls are designed to provide reasonable assurance that our assets are protected from unauthorized use and that transactions are executed in accordance with established authorizations and properly recorded. In 2007, we engaged a consultant to assist us in the review and enhancement of our internal controls. The engagement was to ensure our internal controls were supported by written policies and complemented by competent and qualified external resources, which would be used to assist in testing the operating effectiveness of our internal control over financial reporting. Because of our liquidity issues in late 2007, the engagement, and thus the full review and enhancement of our internal controls, was not completed. Through the limited review and enhancement procedures that were undertaken, however, our management concluded that the design and operations of our internal controls over financial reporting at June 30, 2008, were effective and provided reasonable assurance that the books and records accurately reflected the transactions of the Company.

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

We have been sued by First Bankcentre (the "Bank") in the Oklahoma District Court of Tulsa County, Oklahoma Case No. CJ-2006-03621. The Petition was filed on June 7, 2006. Plaintiff claims that we must issue 500,000 shares of our common stock at a purchase price of $.01 per share pursuant to a warrant held by the Bank. We believe the warrant is unenforceable. We have filed an Answer setting forth our defenses. Among them are that the warrant was issued without corporate authority, that the warrant violated the anti-tying restrictions of the Bank Holding Company Act and that the warrant represents a clog on our equity of redemption from the Bank under a prior loan that was repaid in full. A scheduling order has been entered in the case. Although a trial date has not been set, we anticipate trial in the spring of 2008. Written discovery has been exchanged between the parties. On April 8, 2008, the parties engaged in a mediation in Tulsa, Oklahoma. Following the mediation, the parties reached a settlement of the case whereby we agreed to pay the Bank $5,000 and issue the Bank 500,000 shares of our common stock. We anticipate the settlement will close by August 31, 2008.

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

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	DESCRIPTION

10.1	10-Year Promissory Note to Tim Aduddell dated May 10, 2008

10.2	Revolving Line of Credit by and among the Company and Tim and Ruth Aduddell dated May 20, 2008

10.3	Revolving Line of Credit by and among the Company and Tim and Ruth Aduddell dated June 10, 2008

31.1	Rule 13a-14 Certification of Chief Executive Officer and Interim Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Interim Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADUDDELL INDUSTRIES, INC.

August 14, 2008	By:	/s/ Tim Aduddell
Tim Aduddell, President, Chief Executive Officer
And Interim Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	METHOD OF FILING

10.1	10-Year Promissory Note to Tim Aduddell dated May 10, 2008	Filed herewith electronically

10.2	Revolving Line of Credit by and among the Company and Tim and Ruth Aduddell dated May 20, 2008	Filed herewith electronically

10.3	Revolving Line of Credit by and among the Company and Tim and Ruth Aduddell dated June 10, 2008	Filed herewith electronically

31.1	Rule 13a-14 Certification of Chief Executive Officer and Interim Chief Financial Officer	Filed herewith electronically

32.1	Section 1350 Certification of Chief Executive Officer and Interim Chief Financial Officer	Filed herewith electronically