Form 10-Q
period 2008-09-30
ADUDDELL INDUSTRIES INC
filed 2008-11-14
CIK 928373

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☐ No ☒

On November 14, 2008, we had outstanding 53,966,354 shares of our common stock, $.001 par value.

ADUDDELL INDUSTRIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

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

ADUDDELL INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

_________________________________________________

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	September 30,	December 31,
	2008	2007
	(Unaudited)

Assets

Current Assets
Cash	$436,943	$1,021,935
Accounts and contract receivable, net of allowance
for doubtful accounts of $665,000	14,738,722	14,160,546
Costs and estimated earnings in excess of
billings on uncompleted contracts	1,968,509	2,190,585
Inventory	274,880	274,880
Prepaid expenses	104,677	48,952
Income tax receivable	3,147,623	376,469
Related party receivable	15,513	-
Deposits	3,490	3,490
Employee and other receivables, net
of allowance for doubtful accounts	977	20,941
	20,691,334	18,097,798

Property and Equipment
Land	130,289	130,289
Field and shop equipment	4,422,821	4,404,164
Office furniture and equipment	1,018,967	994,165
Transportation equipment	2,798,677	2,798,677
Leasehold improvements	268,970	221,136
	8,639,724	8,548,431
Less: Accumulated depreciation	(3,891,952)	(2,809,255)
	4,747,772	5,739,176

Other
Investments	2,870	3,280
Intangible asset (customer lists), net	3,894,602	4,839,442
Deferred tax asset	-	4,226,914
	3,897,472	9,069,636

	$29,336,578	$32,906,610

ADUDDELL INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

_________________________________________________

	September 30,	December 31,
	2008	2007
	(Unaudited)

Liabilities and Shareholders' Equity

Current Liabilities
Current portion of long-term debt	$275,256	$280,936
Current portion of acquisition payable	978,833	162,166
Advances on line of credit	10,642,978	9,151,283
Overdraft	-	-
Accounts and subcontract payables	15,223,306	14,249,509
Accrued liabilities	1,250,271	936,447
Billings in excess of costs and estimated
earnings on uncompleted contracts	3,712,500	2,945,554
	32,083,144	27,725,895

Long-Term Debt (Net of Current Portion)	178,370	382,860

Long-Term Stockholder Payable	919,810	-

Long-Term Acquisition Payable (Net of Current Portion)	-	816,667

Shareholders' Equity
Preferred stock ($0.001 par value, 20,000,000
shares authorized, 20,000 issued and
outstanding at September 30. 2008 and
December 31, 2007)	20	20
Common stock ($0.001 par value, 100,000,000
shares authorized, 53,966,354 shares issued
and outstanding at September 30, 2008 and
53,965,854 December 31, 2007)	54,466	53,966
Paid-in capital	7,546,090	7,662,422
Unrealized loss on available-for-sale securities	(20,584)	(20,174)
Retained earnings (deficit)	(11,424,738)	(3,715,046)
	(3,844,746)	3,981,188

	$29,336,578	$32,906,610

ADUDDELL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

_________________________________________________

	Three Months Ended					Nine Months Ended
			September 30,					September 30,
	2008		2007	2006		2008		2007	2006
	(Unaudited)		(Unaudited)	(Unaudited)		(Unaudited)		(Unaudited)	(Unaudited)

Revenues
Contract revenue	$16,499,773		$12,472,735	$11,574,763		$40,459,253		$36,859,353	$23,947,068
Other revenue	(68,946)		-	-		123,024		-	-
	16,430,827		12,472,735	11,574,763		40,582,277		36,859,353	23,947,068

Operating Expenses
Cost of sales	17,222,246		15,479,328	10,174,307		39,692,982		36,390,215	20,924,829
Selling, general and administrative	1,216,389		3,591,146	1,344,290		7,156,178		11,036,417	3,232,753
Warranty expense	41,230		7,882	349,699		62,464		198,284	121,749
	18,479,865		19,078,356	11,868,296		46,911,624		47,624,916	24,279,331

Operating Income (Loss)	(2,049,038)		(6,605,621)	(293,533)		(6,329,347)		(10,765,563)	(332,263)

Other Income (Expense)
Interest and dividend income	2,365		4,626	18,145		8,548		89,253	300,102
Gain on sale of equipment	10,263		-	2,500		(579)		(5,340)	28,739
Other income	75,194		129,646	32,498		134,722		189,319	79,798
	87,822		134,272	53,143		142,691		273,232	408,639

Net Income (Loss) from Operations
Before Income Taxes	(1,961,216)		(6,471,349)	(240,390)		(6,186,656)		(10,492,331)	76,376

Provision (Benefit) for income taxes:
Current	(765,000)		(2,562,904)	(46,800)		(2,413,000)		(4,130,000)	(41,000)
Deferred	3,367,346		473,108	58,000		3,868,760		1,381,219	36,000
	2,602,346		(2,089,796)	11,200		1,455,760		(2,748,781)	(5,000)

Net Income (Loss)	(4,563,562)		(4,381,553)	(251,590)		(7,642,416)		(7,743,550)	81,376

Other Comprehensive Income
Unrealized holding gains	(410)		(17,588)	25,830		(410)		(15,506)	9,225
Reclassification adjustment	-		-	-		-		-	-

Comprehensive Income	$(4,563,972)		$(4,399,141)	$(225,760)		$(7,642,826)		$(7,759,056)	$90,601

Basic Net Income (Loss)
per Common Share	$(0.08)		$(0.08)	$-		$(0.14)		$(0.14)	$-
Diluted Net Income (Loss)
per Common Share	N/A	$	N/A	$-	$	N/A	$	N/A	$-
Weighted Average Common
Shares Basic	53,966,354		53,965,854	50,187,921		53,966,354		53,965,854	50,187,921
Weighted Average Common
Shares Assuming Dilution	-		-	-		-		-	83,666,739

ADUDDELL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

_________________________________________________

	Nine Months Ended
		September 30,
	2008	2007	2006

Cash Flows from Operating Activities

Net income (loss)	$(7,642,416)	$(7,743,550)	$81,376

Reconciliation of net income (loss) to net cash
provided by operating activities:

Depreciation and amortization	2,033,531	2,256,191	472,620
Provision for bad debt write-off (recovery)	340,000	-	119,215
Issuance of stock for settlement	30,000	-	-
Gain (loss) on sale of property and equipment	579	5,340	(28,739)
(Increase) Decrease from changes in:
Accounts receivable	(918,176)	(312,410)	(2,118,648)
Costs and estimated earnings in excess of
billings on uncompleted contracts	222,076	(2,240,171)	(3,559,579)
Inventory	-	(9,546)	-
Income tax receivable	(2,771,154)	1,878,000	(401,191)
Related party receivable	-	44,899	(40,787)
Deposits	-	28,492	-
Deferred taxes	4,226,914	(2,748,815)	36,000
Prepaid expenses	(55,725)	120,502	(172,347)
Employee and other receivables	4,451	31,774	(15,557)
Intangible asset (customer lists)	-	-	(392,537)
Increase (Decrease) from changes in:
Overdraft	-	(732,778)	-
Accounts payable	973,797	7,400,574	(8,342,622)
Accrued liabilities	313,824	1,387,451	481,015
Income tax payable	-	-	(5,349,105)
Billings in excess of costs and estimated
earnings on uncompleted contracts	766,946	820,612	(2,892)

Net adjustments to net income (loss)	5,167,063	7,930,115	(19,315,154)

Net cash provided (used) by operating activities	(2,475,353)	186,565	(19,233,778)

Cash Flows from Investing Activities
Purchase of investments	-	-	(146,276)
Proceeds from sale of property and equipment	-	7,000	37,863
Purchase of property and equipment	(108,129)	(567,210)	(3,247,759)

ADUDDELL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

_________________________________________________

Net cash used by investing activities	(108,129)	(560,210)	(3,356,172)

Cash Flows from Financing Activities
Proceeds from the issuance of stock	-	1,000,000	120,000
Preferred dividends paid	(213,110)	-	-
Proceeds from long-term debt	-	-	-
Proceeds from long-term stockholder debt	919,810	-	-
Net change in line of credit	1,491,695	327,661	1,170,567
Retirement of long-term debt	(199,905)	(167,990)	(308,101)

Net cash provided (used) by financing activities	1,998,490	1,159,671	982,466

Net Increase (Decrease) in Cash	(584,992)	786,026	(21,607,484)

Cash at Beginning of Period	1,021,935	-	22,330,751

Cash at End of Period	$436,943	$786,026	$723,267

Supplemental Disclosure of Cash Flow Information

Cash paid for:
Interest	$624,363	$786,400	$30,902
Taxes	-	-	252,450

Supplemental Schedule of Non-Cash
Investing and Financing Activities

Fixed asset additions	$-	$146,440	$135,220
Liabilities assumed or incurred	$-	$146,440	$135,220

Common stock issued for acquisition payable	$-	$816,667	$-
Common stock issued for services	$500,000	$-	$205,000

ADUDDELL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

_________________________________________________

ADUDDELL INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For The Nine Months Ended September 30, 2008

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Aduddell Roofing, Inc., Aduddell Restoration and Waterproofing, Inc., Global Specialty Group, E2MS and Aduddell Financial Services. The accompanying consolidated financial statements of Aduddell Industries, Inc. have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s year-end audited consolidated financial statements and related footnotes included in the previously filed 10K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position of the Company as of September 30, 2008, and the consolidated statements of its operations for the three and nine months ended September 30, 2008, 2007, and 2006, and consolidated cash flows for the nine months ended September 30, 2008, 2007, and 2006, have been included. All significant intercompany accounts and transactions have been eliminated. The results of operations for interim periods may not be indicative of the results which may be realized for the full year.

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

Management determines the proper classification of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At September 30, 2008, and December 31, 2007, all securities covered by SFAS No. 115 were designated as available-for-sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders’ equity. Any realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations.

Intangible Assets

The Company accounts for intangible assets under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”), which primarily addresses accounting for goodwill and intangible assets subsequent to acquisition. Under SFAS No. 142, goodwill and separately identified intangible assets with indefinite lives are no longer amortized, but reviewed annually (or more frequently if impairment indicators arise) for impairment. In accordance with SFAS No. 142, intangibles with finite useful lives, which include customer lists, continue to be amortized over their estimated useful life. The Company amortizes customer lists using the straight-line method with an estimated useful life of five years. Impairment, if any, is calculated for all intangibles as the excess of the asset carrying value over its fair value and is charged to expense when discovered. No impairment has been recorded. Accumulated amortization at September 30, 2008, and December 31, 2007, totaled $2,276,431 and $1,399,304, respectively. Amortization expense for nine months ended September 30, 2008, 2007, and 2006, was $944,840, $987,227 and $59,574, respectively. The estimated amortization of intangible assets is $1,259,787, $1,229,692, $1,199,815 and $205,308 for the years ended September 30, 2009 through 2012, respectively.

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

Depreciation

Depreciation for financial statement purposes is provided on the straight-line method over the estimated useful lives of the various assets. Depreciation expense for the nine months ended September 30, 2008, 2007, and 2006 was $1,088,691, $1,268,964 and $412,866, respectively. For income tax purposes, accelerated methods of depreciation are used with recognition of deferred income taxes for the resulting temporary differences. Estimated useful lives for financial statement reporting purposes are as follows:

Classification	Estimated Useful Life

Field and shop equipment	5 - 7	Years
Office furniture and equipment	5 - 10	Years
Transportation equipment	3 - 7	Years
Leasehold improvements	15 – 39	Years

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, SFAS No. 109 requires the recognition of future tax benefits, such as net operating loss carry forwards, to the extent that realization of such benefits is more likely than not. The amount of deferred tax liabilities or assets is calculated using tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.

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

NOTE 2 – GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As shown in the financial statements, the Company has incurred significant recurring operating losses. In addition, at September 30, 2008, the Company was in default on its line of credit agreement with its primary lender, and was operating under a temporary forbearance agreement. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On December 1, 2006, the Company purchased Brent Anderson Associates, Inc., a Minnesota-based restoration, roofing and waterproofing company, adding significant resources, including below grade waterproofing, to our service offerings. The aggregate purchase price of $9,072,415 consisted of $1,850,000 in cash, $4,026,915 repayment of loans, and $2,000,000 of Company common stock with a minimum conversion value of $1.00 per share valued at $1,400,000 (Actual value of the common shares issued was determined based on the closing market price of the Company’s common shares from the day previous to closing) and the right to earn an additional $2,565,000 of shares of the Company’s common stock with a minimum conversion price of $1.00 per share (Valued at $1,795,500 based on the share price at the day previous to closing). Based on the fair value of the acquired assets, the Company allocated $3,618,268 of the purchase price to tangible property and equipment and $5,454,147 to intangible assets. The intangible asset represents the benefit the Company expects to realize from the existing customer relationships and is considered to have an estimated useful life of five years.

NOTE 4 - CONTRACTS RECEIVABLE

Contracts receivable consist of the following:

	September 30,	December 31,
	2008	2007

Completed contracts	$2,390,078	$5,436,675
Contracts in progress	10,036,075	6,963,029
Retainage	2,977,569	2,085,842
	15,403,722	14,485,546
Less allowance for doubtful amounts	(665,000)	(325,000)
	$14,738,722	$14,160,546

NOTE 5 - UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts, are as follows:

	September 30,	December 31,
	2008	2007

Costs incurred on uncompleted contracts	$49,829,981	$24,775,827
Estimated earnings (losses)	(2,954,089)	(278,653)
	46,875,892	24,497,174
Billings to date	48,619,883	25,252,143
	$(1,743,991)	$(754,969)

Included in the accompanying balance sheets under the following captions:

	September 30,	December 31,
	2008	2007

Costs and estimated earnings in excess of
billings on uncompleted contracts	$1,968,509	$2,190,585
Billings in excess of costs and estimated
earnings on uncompleted contracts	(3,712,500)	(2,945,554)
	$(1,743,991)	$(754,969)

NOTE 6 - LETTER OF CREDIT

At September 30, 2008, the Company had a $293,000 letter of credit issued to its insurance carrier that matures on March 13, 2009.

NOTE 7 - LINE OF CREDIT

The Company has a $10,000,000 line of credit that matured on December 15, 2007. The Company is in default on the loan and is operating under a temporary forbearance agreement through November 15, 2008. The line bears interest at 3.375% over the published LIBOR Rate and is secured by all accounts, property and equipment. The outstanding balance at September 30, 2008, and December 31, 2007, was $8,988,201 and $9,151,283, respectively.

Under the terms of the temporary forbearance agreement, the unpaid principal balance on the line of credit was capped at $8,988,201, with no additional borrowings allowed, and the Company’s principal officer and stockholder was required to personally guarantee a portion of the loan balance, limited to a maximum of $2,000,000. The agreement also requires that any income tax refunds received be utilized to reduce the outstanding loan principal.

The Company has a $1,004,702 revolving line of credit. The line bears interest at 1% over Wall Street Journal prime (currently 6.00%) and is secured by real estate owned by Aduddell Holdings, Inc., a corporation wholly-owned by Tim Aduddell, a majority shareholder of the Company. The line matures on November 19, 2008, and the outstanding balance at September 30, 2008, was $1,004,702.

The Company has a $650,075 revolving line of credit. The line bears interest at 5.59% and is secured by certificates of deposit owned by Tim Aduddell, a majority shareholder of the Company. The line matures on January 27, 2009, and the outstanding balance at September 30, 2008 was $650,075.

NOTE 8 - LONG-TERM DEBT

The Company has the following long-term debt as of:

	September 20,	December 31,
	2008	2007
6.63% to 21% notes payable secured by
equipment, due in varying monthly
installments through May 2010	$19,189	$44,696

6% to 8.25% notes payable secured by
transportation equipment, due in varying
monthly installments through January 2012	434,437	619,100
	453,626	663,796
Less: current portion of long-term debt	275,256	280,936
	$178,370	$382,860

Estimated maturities of long-term debt as of September 30, 2008, are as follows:

Year

2010	$125,118
2011	42,355
2012	10,897
$178,370

Interest expense was $624,363, $786,400, and $46,481 for the nine months ended September 30, 2008, 2007, and 2006, respectively.

NOTE 9 - PENSION PLAN

The Company sponsors a defined contribution plan that covers all non-union employees. Employees who are twenty-one years of age and have completed one year of service are eligible to participate. Employees may contribute from one to eighty percent of eligible salary limited to the amount allowed under the Internal Revenue Code. Company profit sharing contributions are discretionary each year. Currently the Company is not matching contributions. Employees are vested 100% in salary deferral contributions. Company contributions vest immediately. No contributions were made for the nine months ended September 30, 2008. Company contributions for the nine months ended September 30, 2007, and 2006, totaled $94,401 and $45,396, respectively.

NOTE 10 – STOCK OPTIONS

Common Stock Options and Other Warrants

The following table summarizes the Company's stock option activity for the quarters ended September 30, 2008, 2007, and 2006:

	September	Exercise	September 30,	Exercise	September 30,	Exercise
	2008	Price	2007	Price	2006	Price
Options outstanding,
beginning of quarter	31,178,818	$0.12	32,333,818	$0.12	33,403,818	$0.12

Options issued
during the quarter	-	-	-	-	25,000	1.02

Options exercised
during the quarter	-	-	-	-	-	-

Options cancelled
during the quarter	(600,000)	0.78	-	-	-	-

Options expired
during the quarter	-	-	-	-	-	-

Options outstanding,
end of quarter	30,578,818	$0.07	32,333,818	$0.12	33,428,818	$0.13

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

On October 17, 2005, the Company granted options exercisable for a total of 1,000,000 shares to Ron Carte in his role as President, and options exercisable for a total of 500,000 shares each to David Aduddell, Ron Carte, Tom Parrish and Jerry Whitlock in their roles as Directors at an exercise price of $0.78 per share which vest in 5 equal installments. On April 1, 2006, the Company granted options exercisable for a total of 500,000 shares to Stan Genega in his role as a director, with an exercise price of $0.80 per share which were rescinded with his termination. Of the 1,000,000 options issued to Ron Carte as President, 500,000 options have vested with 500,000 rescinded with his resignation as President. Of the 500,000 options issued to Messrs. Aduddell and Whitlock, 200,000 have vested with 300,000 rescinded with their resignation as Directors.

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

In connection with an employment agreement dated September 1, 2006, the Company granted options to purchase 25,000 shares of common stock for $1.02 per share, which were rescinded upon termination of employment.

In connection with an employment agreement dated October 16, 2006, the Company granted options to purchase 25,000 shares of common stock for $.74 per share, which were rescinded upon termination of employment.

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

In connection with a July 3, 2002, financing agreement for certain equipment, 200,000 options at $0.08 per share were granted.

Following is a summary of stock options outstanding and exercisable at September 30, 2008:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted-		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 9/30/08	Life	price	at 9/30/08	Price

0.04	28,528,818	No term	0.04	28,528,818	0.04

0.08	200,000	No term	0.08	200,000	0.08

.49-.78	1,850,000	10 year	0.6	1,250,000	0.78

30,578,818	0.07	29,978,818	0.12

NOTE 11 - INCOME TAXES

The income tax provision consists of the following:

	Three Months Ended			Nine Months Ended
		September 30,			September 30,
	2008	2007	2006	2008	2007	2006

Current tax provision	$(765,000)	$(2,562,904)	$(46,800)	$(2,413,000)	$(4,130,000)	$(41,000)
Deferred tax provision	3,367,346	473,108	58,000	3,868,760	1,381,219	36,000
Total provision for income taxes	$2,602,346	$(2,089,796)	$11,200	$1,455,760	$(2,748,781)	$(5,000)

A reconciliation of the Company’s effective income tax rate to that determined by applying the statutory U.S. federal (34%) and state (5%) income tax rates to income before income taxes is as follows for the nine months ended:

	September 30,
	2008	2007	2006
Statutory federal income tax rate	34.0%	34.0%	34.0%
State tax effective rate	5.0%	5.0%	5.0%
Prior year assessments finalized	-	-	-
Difference in estimated and actual rate	0.0%	-	-
Change in valuation allowance	-62.5%	-	-
Temporary differences	0.0%	0.3%	14.0%
Other	-	-	-
	-23.5%	39.3%	53.0%

At September 30, 2008, the Company had net operating loss carry forwards of approximately $10.9 million available to reduce future federal and state taxable income. Unless utilized, the carry forward amounts will begin to expire in 2012. For federal and state tax purposes, approximately $800,000 of the Company’s net operating loss carry forward amounts are subject to an annual limitation due to a greater than 50% change in stock ownership which occurred in 2002, as defined by federal and state tax law.

Taxable temporary differences result principally from the excess of depreciation for tax purposes over the amount deducted for financial reporting purposes. Deductible temporary differences from the operating loss carry forward, give rise to a deferred tax asset, which are reduced by a valuation allowance. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized. The Company has established a 100% valuation allowance for the excess of its net deferred tax assets over liabilities. The valuation has been established due to the recurring significant operating losses the Company continues to incur.

The net deferred tax asset consisted of the following components:

	September 30,	December 31,
	2008	2007

Deferred tax liability on depreciation	$(893,000)	$(988,000)
Deferred tax asset for loss carry forward	3,720,000	5,417,914
	2,827,000	4,429,914
Less: valuation allowance	(2,827,000)	(203,000)

Net deferred tax asset	$-	$4,226,914

NOTE 12 - RELATED PARTY TRANSACTIONS

The Company engaged in certain transactions with Tim Aduddell, the Company’s President, Chief Executive Officer and board member, as well as the majority shareholder of the Company, and entities owned by Tim Aduddell.

In May 2008, the Company borrowed $919,810 from Tim Aduddell under a $1,000,000 unsecured long-term promissory note bearing interest at 7.5% per annum. The note is payable interest only on a quarterly basis through maturity on May 10, 2018. For the nine months ended September 30, 2008, interest expense amounted to $27,154.

The Company advanced money to Hickman Community Services which is owned 50% by Aduddell Roofing, Inc. At September 30, 2008, the advances totaled $15,513.

The Company leases its Oklahoma office, warehouse and yard facilities from Aduddell Holdings, Inc., a corporation wholly-owned by Tim Aduddell. The lease is on a month to month basis with monthly rentals of $16,250. The Company is responsible for all taxes, insurance, maintenance and utilities on the leased premises. Rental expense under this lease amounted to $146,250 for the nine months September 30, 2008, 2007, and 2006.

The Company leased its office, warehouse and yard facilities in Minnesota, through February 2008, from BDA Development, LLP an entity owned by Brent Anderson, who is a Company employee. The lease was on a month to month basis with monthly rentals of $29,442. Rental expense under this lease amounted to $59,830 and $124,406 for the nine months ended September 30, 2008, and 2007.

NOTE 13 - BACKLOG

The amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements on which work had not yet begun at September 30, 2008, 2007, and 2006 was approximately $18,907,000, $15,004,000, and $8,038,000, respectively.

NOTE 14 - SHARE BASED COMPENSATION

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2006: risk-free interest rates of 3%; no dividend yield or assumed forfeitures; expected lives of 10.0 years; and volatility of 104%. The assumptions above are not likely to be representative of future years because there is no assurance that additional awards will be made each year.

NOTE 15 - EARNINGS PER SHARE

	2008	2007	2006
Basic and dilutedearnings(loss)
Common shares outstanding	53,966,354	53,965,854	50,187,921
Weighted average shares outstanding	53,966,354	53,965,854	50,187,921
Earnings (loss) per share	$(0.14)	$(0.14)	$-
Fully dilluted earnings per share:
Common shares outstanding	N/A	N/A	83,666,739
Weighted average shares outstanding	N/A	N/A	83,666,739
Earnings(loss) per share	$-	$-	$-

For the nine months ended September 30, 2008, and 2007, all options to purchase shares of common stock were omitted from the computation of loss per common share-assuming dilution because such options were anti-dilutive.

NOTE 16 - LEASES

As disclosed in Note 12, the Company leases its Corporate offices, warehouse and yard facilities under a month to month operating lease with monthly rentals of $16,250. The Company is responsible for all taxes, insurance, maintenance and utilities on the leased premises.

The Company leases its former corporate office facilities under a four year operating lease with monthly rentals of $10,153 through April 30, 2010. Under the terms of this lease, the Company is responsible for its share of common area maintenance and operating expenses. The facility has been subleased through December 31, 2008, at monthly sublease rentals of $10,153.

In December 2007, the Company leased its Minnesota office, warehouse and yard facilities under an operating lease which expires on November 30, 2010. Under the terms of the lease the Company is responsible for all taxes, insurance, maintenance and utilities on the leased premises. Rent expense under the lease totaled $84,800 for the nine months ended. September 30, 2008.

The Company also leases office facilities for its Florida roofing division and its Eyeopener division under operating leases which expire during 2008.

The Company also routinely leases specialized construction equipment and storage facilities under short-term operating leases which are included in contract costs and not considered operating leases.

Rental expense under all operating leases, net of sublease rentals, amounted to approximately $566,243, $815,547, and $244,084 for the nine months ended September 30, 2008, 2007, and 2006, respectively.

As of September 30, 2008, the future minimum lease commitments under all noncancellable operating leases, net of aggregate future minimum noncancellable sublease rentals, are as follows:

For the Year Ended September 30,

2009	$257,977
2010	270,471
2011	52,500
$580,948

NOTE 17 - COMMITMENTS AND CONTINGENCIES

The Company warrants its work in the normal course of business. In management's opinion, there were no outstanding claims which would have a material effect on the Company's operations or financial position at September 30, 2008.

The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to the legal maximum insured by the FDIC, and any amounts in excess of this would not be insured if the institution should fail. At times, cash in the deposit accounts may exceed the federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant risk.

In regard to the sale of assets and liquidation of Zenex Communications in 2002, the Company was guarantor to the purchaser on notes with a remaining balance of $108,300 at September 30, 2008, with approximately $7,548 in monthly principal and interest payments. The purchaser is currently in default on the required payment obligations.

Lawsuit

We were sued by First BankCentre (the "Bank") in the District Court of Tulsa County, Oklahoma, Case No. CJ-2006-3621 on June 7, 2006 (the "Lawsuit"). We denied the Bank's claims in the Lawsuit. On April 8, 2008, the parties engaged in mediation in Tulsa, Oklahoma. Following the mediation, the parties reached a settlement of the Lawsuit whereby we agreed to pay the Bank $5,000.00 and issue the Bank 500,000 shares of our common stock. The settlement of the case was memorialized in a General Release and Settlement Agreement dated August 7, 2008. A Dismissal with Prejudice was filed in the Lawsuit on October 1, 2008. In exchange for the General Release and Settlement Agreement and the Dismissal, we paid the Bank

$5,000.00 by check dated July 18, 2008 and issued the Bank 500,000 shares of our common stock on September 23, 2008. The Lawsuit is now completely resolved.

We have be a pending suit brought by former employee and director, Stanley Genega (“Genega”) in the United States District Court for the Western District of Oklahoma, Case No. CIV-08-1007-L. The Complaint was filed on September 23, 2008. Genega claims that his termination violated state and federal laws prohibiting age discrimination and constituted a breach of an actual or implied contract. Genega also asserts claims for fraud, constructive fraud and negligent misrepresentation in connection with his termination from employment, and claims for wrongful removal and breach of fiduciary duty in connection with his removal from the Board of Directors. We have filed an answer denying all of Genega’s claims. There has not yet been a scheduling conference in this matter and discovery has not yet begun. We intend to vigorously defend this matter.

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

NOTE 18 - CONCENTRATIONS

In connection with providing service to customers, Aduddell Industries, Inc. does not have contractual agreements with suppliers. The material and supplies used in the business are readily available from several vendors.

Although Aduddell Industries, Inc. had a significant number of customers for the nine months ended September 30, 2008, and 2006, one customer accounted for 18% and 41% of the revenue. For the nine months ended September 30, 2007, no customer accounted for 10% or more of total revenue.

The Company’s contract receivables are from a relatively small number of companies in various industries which could be subject to business cycle variations. As of September 30, 2008 and December 31, 2007, no customer accounted for 10% or more of contract receivables.

NOTE 19 – PREFERRED STOCK

In October 2007, the Company closed a private placement of 20,000 shares of its Series A Preferred Stock, par value $.001 per share, for $100 per share, or total gross proceeds of $2,000,000. The Series A Preferred Stock carries a cash dividend of 14% per annum payable monthly. Each share of Series A Preferred Stock is convertible into the Company’s common stock at any time after the tenth anniversary of the date of issuance. The conversion price per share for the Series A Preferred Stock is the weighted (based on daily trading volume) average closing price per share of the Company’s common stock as reported in the public trading markets for the twenty trading days immediately preceding the date of conversion. The Company may redeem the Series A Preferred Stock at any time at a price equal to the per share liquidation value of $100 plus any accrued and unpaid dividends.

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

Our revenues were historically derived from comprehensive commercial roofing services, including re-roofing, restoration and repair, new roof construction, sheet metal fabrication, waterproofing, and emergency post-event response services. In 2008, we have continued to focus on integration of our acquisitions, cost control and operations. We have also embarked on efforts to raise our sales volume through the cross-selling of services at our regional and divisional offices as well as the continual pursuit of sales through the award of contracts through US Communities. We have had improved success this year with the sales efforts of this contract with the contract accounting for 17% of our sales volume; however, there is no guarantee that this will continue as the contract will be up for renewal in 2009. Management is attempting to improve divisional margins by dedicating senior level executives to actively working with divisional staff to make improvements to the divisional margins through intensive oversight. Our ability to sell has been reduced due to limited bonding capacity and our ability to secure materials in a timely fashion.

In the second quarter of 2006, we increased our focus on providing services to the total exterior shell of a building through the asset purchase of Merit Construction, a concrete restoration company and expanded our roofing business to include standing seam and specialty metals. In the third quarter of 2006, we focused on the organic growth of these business areas, increased our marketing capability with the purchase of EyeOpener Creative Communications, LLC. and continued to execute our business plan by searching for acquisitions in key markets. On October 20, 2006, we signed a letter of intent to acquire Brent Anderson & Associates, Inc., a Minnesota based restoration, roofing and waterproofing company. This transaction closed in December 2006 adding significant resources, including below grade waterproofing to our service offerings.

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

The following table sets forth information used by management to assess our results of operations of the current period over the same period in the prior year in aggregate amounts:

	Nine months ended	Nine months ended
	September 30, 2008	September 30, 2007
Cash Flow from Operations	$(2,475,353)	$186,565

EBITDA	$(3,537,141)	$(7,549,159)

Net Income (Loss)	$(7,642,826)	$(7,759,056)

Free Cash Flow	$(2,583,482)	$(380,645)

The following table sets forth the reconciliation of our free cash flow to our cash flow from operations:

Cash Flow from Operations	$(2,475,353)	$186,565

Capital Expenditures	108,129	567,210

Free Cash Flow	(2,583,482)	(380,645)

The following table reconciles our EBITDA to our net income:

Net Income	$(7,642,826)	$(7,759,056)

Interest (Income)	615,815	697,147

(Gain) Loss on Sale of Equipment	579	5,340

Provision (Benefit) for Income Taxes	1,455,760	(2,748,781)

Depreciation	2,033,531	2,256,191

EBITDA	(3,537,141)	(7,549,159)

We present EBITDA and free cash flow because we believe that each provides useful information regarding our continuing operating results. We rely on EBITDA and free cash flow as primary measures to review and assess our operating performance and our management team’s performance in connection with our executive compensation and bonus plans. We also review EBITDA and free cash flow to compare our current operating results with corresponding periods and as an assessment of our overall liquidity and our ability to meet our debt service obligations.

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

Critical Accounting Policies and Estimates

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Aduddell Roofing, Inc., Aduddell Restoration and Waterproofing, Inc., Global Specialty Group, E2MS and Aduddell Financial Services. The accompanying financial statements of the Company have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's year end audited financial statements and related footnotes included in the annual 10-K filing. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2008, and the statements of its operations and accumulated deficit and cash flows for the nine month periods ended September 30, 2008, and 2007, have been included. All significant inter-company accounts and transactions have been eliminated in the consolidation. The results of operations for interim periods may not be indicative of the results which may be realized for the full year.

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

Management determines the proper classification of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At September 30, 2008, and December 31, 2007, all securities covered by SFAS No. 115 were designated as available-for-sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders’ equity. Any realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations.

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

Results of Operations

Comparison of 3rd Quarter 2008 and 2007

Revenues. Revenues increased from $12,472,735 for the three months ended September 30, 2007, to $16,430,827 for the three months ended September 30, 2008, which represents and increase of 31.7%. We had no revenues for emergency services in neither the third quarter of 2008 nor 2007. Our emergency services revenues are significantly affected by the presence or absence of natural disaster related work such as tornados, hurricanes and other windstorms. Revenues for the three months ended September 30, 2008, were higher as a result of the additional sales associated with our acquisition efforts and the increase in sales associated with the US Communities contract. Our ability to continue to grow sales will be largely impacted by our ability to obtain additional financing and bonding.

Operating Expenses. Operating expenses for the three months ended September 30, 2008, were $18,479,865 or 112% of revenue, compared to $19,078,356 or 153% of revenue, for the three months ended September 30, 2007. Cost of Sales for the three months ended September 30, 2008 as a percentage of revenue decreased from 124% of revenues to 105% of revenues. Selling, general, and administrative expenses decreased to $1,216,389 in the third quarter of 2008 compared to $3,591,146 in the third quarter of 2007 primarily as a result of a decrease in corporate overhead, manpower, operating and travel expenses.

Income (Loss) before Provision for Income Taxes. Operating income (loss) before taxes for the quarter ended September 30, 2008, was $(1,961,216) compared to $(6,471,349) for the quarter ended September 30, 2007. The increase in our 2008 operating income was attributable to lower cost of sales as a percentage and selling, general, and administrative costs of $1,216,389 as well as our increased sales volume. We continue to pursue cost reduction initiatives and improve the margins on the jobs.

Net Income (Loss). The net loss for the quarter ended September 30, 2008, was $(4,563,562), compared to a net loss of $(4,381,553) for the quarter ended September 30, 2007. These results were influenced by the factors identified above under Revenues and Operating Expenses as well as the establishment of a 100% valuation allowance for the excess of our net deferred tax assets over liabilities due to the significant recurring losses.

Comparison of nine months ended September 30, 2008 and 2007

Revenues. Revenues increased from $36,859,353 for the nine months ended September 30, 2007 to $40,582,277 for the nine months ended September 30, 2008, which represents an increase of 10.1%. We had no revenues for emergency services in either the first three quarters of 2008 or 2007. Our emergency services revenues are significantly affected by the presence or absence of natural disaster related work such as tornados, hurricanes and other windstorms. Revenues for the nine months ended September 30, 2008 were higher as a result of the additional sales associated with our acquisition efforts and the increase in sales associated with the US Communities contract. Our ability to continue to grow sales will be largely impacted by our ability to obtain additional financing and bonding capacity.

Operating Expenses. Operating expenses for the nine months ended September 30, 2008 were $46,911,624, or 116% of revenue, compared to $47,624,916, or 129% of revenue, for the nine months ended September 30, 2007. Cost of Sales for the nine months ended September 30, 2008, as a percentage of revenue decreased from 99% of revenues to 98% of revenues. Selling, general and administrative expenses decreased to $7,156,178 in the first nine months of 2008 compared to $11,036,417 in the first nine months of 2007 primarily as a result of a decrease in corporate overhead, manpower, operating and travel expense. We continue to pursue cost reduction initiatives.

Income (Loss) before Provision for Income Taxes. Operating income (loss) before taxes for the nine months ended September 30, 2008, was $(6,186,656) compared to $(10,492,331) for the nine months ended September 30, 2007. The decrease in our 2008 operating loss was attributable to lower selling, general and administrative expenses of $7,156,178 and our increased sales volume.

Net Income (Loss). The net loss for the nine months ended September 30, 2008, was $(7,642,416), compared to $(7,743,550) for the nine months ended September 30, 2007. These results were influenced by the factors identified above under Revenues and Operating Expenses as well as the establishment of a 100% valuation allowance for the excess of our net deferred tax assets over liabilities due to the significant recurring losses.

Off-Balance Sheet Arrangements

We have operating leases and guaranties that are not accrued on the balance sheet. The payments due under the leases are disclosed in footnote 16 of our consolidated financial statements, and the contingent loan guaranty is disclosed below and in footnote 17 of our consolidated financial statements. Other than the lease and note guaranty, we have no contractual commitments that do not appear on the balance sheet as of September 30, 2008.

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

Commitments and Contingencies

In regard to the sale of assets and liquidation of Zenex Communications in 2002, we are a guarantor on notes with an outstanding balance of $108,300 at September 30, 2008, with approximately $7,548 in monthly principal and interest payments. The purchaser is currently in default on the required payment obligations.

We warrant our work in the normal course of business. In management’s opinion, there were no outstanding claims which would have a material effect on our operations or financial position.

Information regarding our legal proceedings is discussed later in this document under, “Part II, Item 1. Legal Proceedings”.

Liquidity and Capital Resources

Total assets decreased from $32,906,610 to $29,336,578, liabilities increased from $28,925,422 to $33,181,324, and shareholders’ equity decreased from $3,981,188 to $(3,844,746) from December 31, 2007, to September 30, 2008. The decrease in assets comes from less cash and lower fixed assets and with more contract receivables. The increase in liabilities results primarily from an increase in our accounts and subcontract payables and advances on lines of credit.

Our net cash at September 30, 2008 was $436,943. We are currently using cash from operations and working capital as well as some advances on lines of credit to finance operations. For the nine months ended September, 2008, net cash used by operating activities was $2,475,353 compared to $186,565 provided for the quarter ended September 30, 2007. Net cash used by investing activities during this period was $108,129 compared to $560,210 used by investing activities for the nine months ended September 30, 2007. Net cash provided by financing activities during this period was $1,998,490 compared to $1,159,671 for the nine months ended September 30, 2007. At September 30, 2008, we had negative working capital of $11,391,810 compared to a negative working capital at December 31, 2007 of $9,628,097.

We have a $10,000,000 revolving line of credit that matured on December 15, 2007. The Company is in default on this primary line of credit loan and is operating under a temporary forbearance agreement through November 15, 2008. The line bears interest at 3.375% over the published LIBOR Rate and is secured by all accounts, property and equipment. At September 30, 2008, the advance on the line of credit was $8,988,201 compared to an advance of $9,151,283 at December 31, 2007.

Under the terms of the temporary forbearance agreement, the unpaid principal balance on the line of credit was capped at $8,988,201, with no additional borrowings allowed, and the Company’s principal officer and stockholder was required to personally guarantee a portion of the loan balance, limited to a maximum of $2,000,000. The agreement also requires that any income tax refunds received be utilized to reduce the outstanding loan principal.

We have a $1,004,702 revolving line of credit. The line bears interest at 1% over Wall Street Journal prime (currently 6.00%) and is secured by real estate owned by Aduddell Holdings, Inc., a corporation wholly-owned by Tim Aduddell, a majority shareholder. The line matures on November 19, 2008, and the outstanding balance at September 30, 2008 was $1,004,701 compared to a balance of $0 at December 31, 2007.

We also have an additional $1,000,000 revolving line of credit. The line bears interest at 5.59% and is secured by certificates of deposit owned by Tim Aduddell. The line matures on January 27, 2009, and the outstanding balance at September 30, 2008 was $650,075 compared to no balance at December 31, 2007.

At September 30, 2008, we had $1,098,180 of long-term debt as compared to $1,199,527 of long-term debt at December 31, 2007. The decrease in long-term debt results primarily from a decrease in long-term debt net of current portion as well as an increase in long-term stockholder payable offset partially by a decrease in long-term acquisition payable.

In October 2007, we closed a private placement of 20,000 shares of our Series A Preferred Stock, par value $.001 per share, for $100 per share, or total gross proceeds of $2,000,000. The Series A Preferred Stock carries a cash dividend of 14% per annum payable monthly. Each share of Series A Preferred Stock is convertible into our common stock at any time after the tenth anniversary of the date of issuance. The conversion price per share for the Series A Preferred Stock is the weighted (based on daily trading volume) average closing price per share of our common stock as reported in the public trading markets for the twenty trading days immediately preceding the date of conversion. We may redeem the Series A Preferred Stock at any time at a price equal to the per share liquidation value of $100 plus any accrued and unpaid dividends.

Adequacy of Current Liquidity

We presently meet all of our funding needs for ongoing operations with internally generated cash flows from operations, existing cash and short-term investment balances, lines of credit, and additional privately-placed term debt or equity. We are unable to draw on our primary existing line of credit at the present time and are presently operating under a temporary forbearance agreement through November 15, 2008. We continue to actively pursue alternative financing plans to meet our requirements that include, but are not limited to, additional equity sales or debt financing under appropriate market conditions, allegiances or partnership agreements, or other business transactions which could generate adequate working capital. To date, the only sources of capital available to us have been loans made by Tim Aduddell, the Company’s President and Chief Executive Officer. There is no guarantee that we will receive sufficient funding in the near future to either (i) sustain operations and implement any future business plans, or (ii) have sufficient funds to pay off our primary line of credit when our forbearance agreement terminates on November 15, 2008, or any other line of credit at maturity. If we cannot timely find alternative sources of financing, we may be forced to seek protection under Federal bankruptcy laws.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

At September 30, 2008, we had $9.99 million drawn on our variable rate revolving lines of credit. Interest on the revolving lines of credit is variable and is equal to LIBOR plus 3.375% and Wall Street prime plus 1%. Amounts drawn on the revolving lines of credit are the only variable rate debt we have outstanding. A one-percentage point change in the interest rate for our revolving lines of credit would change our cash interest payments on an annual basis by approximately $100,000.

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

Our chief executive officer, Tim Aduddell, assumed the role of principal financial officer on March 21, 2008. Mr. Aduddell will continue in both principal officer roles as chief executive officer and interim chief financial officer until a replacement chief financial officer is named.

As of September 30, 2008, management, including the chief executive officer / interim chief financial officer, conducted an evaluation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report.

Due to the small size of our financial reporting department and the dual role assumed by our chief executive officer / interim chief financial officer we are unable to properly segregate key processes within our control structure. We believe this lack of proper segregation of duties is a material weakness in our disclosure controls and procedures. Consequently, our chief executive officer / interim chief financial officer has concluded that our disclosure controls and procedures were not effective as of September 30, 2008. Irrespective of this material weakness, we believe our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in accordance with United States generally accepted accounting principles.

There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the chief executive officer / interim chief financial officer completed his evaluation.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

We were sued by First BankCentre (the "Bank") in the District Court of Tulsa County, Oklahoma, Case No. CJ-2006-3621 on June 7, 2006 (the "Lawsuit"). We denied the Bank's claims in the Lawsuit. On April 8, 2008, the parties engaged in mediation in Tulsa, Oklahoma. Following the mediation, the parties reached a settlement of the Lawsuit whereby we agreed to pay the Bank $5,000.00 and issue the Bank 500,000 shares of our common stock. The settlement of the case was memorialized in a General Release and Settlement Agreement dated August 7, 2008. A Dismissal with Prejudice was filed in the Lawsuit on October 1, 2008. In exchange for the General Release and Settlement Agreement and the Dismissal, we paid the Bank $5,000.00 by check dated July 18, 2008 and issued the Bank 500,000 shares of our common stock on September 23, 2008. The Lawsuit is now completely resolved.

We have be a pending suit brought by former employee and director, Stanley Genega (“Genega”) in the United States District Court for the Western District of Oklahoma, Case No. CIV-08-1007-L. The Complaint was filed on September 23, 2008. Genega claims that his termination violated state and federal laws prohibiting age discrimination and constituted a breach of an actual or implied contract. Genega also asserts claims for fraud, constructive fraud and negligent misrepresentation in connection with his termination from employment, and claims for wrongful removal and breach of fiduciary duty in connection with his removal from the Board of Directors. We have filed an answer denying all of Genega’s claims. There has not yet been a scheduling conference in this matter and discovery has not yet begun. We intend to vigorously defend this matter.

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

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 23, 2008, we issued 500,000 shares of our common stock to First BankCentre in connection with the settlement of a lawsuit (see Part II. Item 1. Legal Proceedings above for a description of the lawsuit). The securities were issued in reliance of the exemption under Section 4(2) of the Securities Act for transactions by an issuer not involving any public offering.

Item 3.  Defaults Upon Senior Securities

We have a $10,000,000 revolving line of credit that matured on December 15, 2007. The Company is in default on this primary line of credit loan and is operating under a temporary forbearance agreement through November 15, 2008. The line bears interest at 3.375% over the published LIBOR Rate and is secured by all accounts, property and equipment. At September 30, 2008, the advance on the line of credit was $8,988,201 compared to an advance of $9,151,283 at December 31, 2007.

Under the terms of the temporary forbearance agreement, the unpaid principal balance on the line of credit was capped at $8,988,201, with no additional borrowings allowed, and the Company’s principal officer and stockholder was required to personally guarantee a portion of the loan balance, limited to a maximum of $2,000,000. The agreement also requires that any income tax refunds received be utilized to reduce the outstanding loan principal.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14 Certification of Chief Executive Officer and Interim Chief Financial Officer
31.2	Section 1350 Certification of Chief Executive Officer and Interim Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADUDDELL INDUSTRIES, INC.

November 14, 2008	By: /s/ Tim Aduddell
Tim Aduddell, President, Chief Executive Officer, and Interim Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	METHOD OF FILING

31.1	Rule 13a-14 Certification of Chief Executive Officer and Interim Chief Financial Officer	Filed herewith electronically

32.1	Section 1350 Certification of Chief Executive Officer and Interim Chief Financial Officer	Filed herewith electronically