Form 10-K/A
period 2007-12-31
ADUDDELL INDUSTRIES INC
filed 2008-11-18
CIK 928373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Shares of common stock outstanding as of March 1, 2008: 53,965,854

EXPLANATORY NOTE:

The purpose of this Form 10-K/A is to amend Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission on May 2, 2008 (the “2007 Form 10-K”). The 2007 Form 10-K originally reported that, because of our liquidity issues in late 2007, a full review of our internal controls was not completed. Through the limited review and enhancement procedures that were undertaken, however, our management concluded that the design and operations of our internal controls over financial reporting at December 31, 2007 were effective and provided reasonable assurance that the books and records accurately reflected our transactions.

This amendment to the 2007 Form 10-K is to provide management’s annual report on internal control over financial reporting as required by Part II, Item 9A of Form 10-K. For purposes of this amendment, and in accordance with Rule 12b-15 under the Exchange Act, Part II, Item 9A has been amended and restated in its entirety. No attempt has been made in this amendment to modify or update any other disclosures as presented in the 2007 Form 10-K. In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

PART II.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Our chief financial officer resigned on March 21, 2008. Our chief executive officer, Tim Aduddell, assumed the role of principal financial officer on that same date and through the filing of this report. Mr. Aduddell will continue in both principal officer roles as chief executive officer and interim chief financial officer until a replacement chief financial officer is named. As a direct result of the resignation of our chief financial officer, we were unable to file this report timely with the SEC.

The Company carried out an evaluation under the supervision and with the participation of management, including the chief executive / interim chief financial officer, of the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report.

Due to the small size of our financial reporting department we were unable to provide adequate resources on a timely basis to overcome the resignation of our chief financial officer and file a timely report. We believe the small size of our financial reporting department represents a material weakness in our disclosure controls and procedures. Consequently, our chief executive / interim chief financial officer has concluded that our disclosure controls and procedures were not effective as of December 31, 2007. Irrespective of this material weakness, we believe our consolidated financial statements included in this Annual Report on Form 10-K filed on May 2, 2008 fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in accordance with United States generally accepted accounting principles.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of Decmber 31, 2007 based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework , issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2007, based on those criteria.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(3) Exhibits

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

Aduddell Industries, Inc.

Date: November 17, 2008	By:	/s/ Tim Aduddell
Tim Aduddell
President, Chief Executive Officer and
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Tim Aduddell	Director	November 17, 2008

/s/ Ron Carte	Director	November 17, 2008

/s/ Thomas Parrish	Director	November 17, 2008

/s/ Howard Betsa	Director	November 17, 2008

/s/ David Farragut	Director	November 17, 2008

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing

31.1	Rule 13a-14 Certification of Chief Executive Officer and Interim Chief Financial Officer	Filed herewith electronically

32.1	Section 1350 Certification of Chief Executive Officer and Interim Chief Financial Officer	Filed herewith electronically